Form 10-K
period 2012-12-31
Silver Bay Realty Trust Corp.
filed 2013-03-01
CIK 1557255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 001- 35760

SILVER BAY REALTY TRUST CORP.

(Exact name of registrant as specified in its charter)

Maryland	90-0867250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Carlson Parkway, Suite 250 Minnetonka, Minnesota	55305
(Address of principal executive offices)	(Zip Code)

(952) 358 4400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2012, there was no established public trading market for the registrant’s securities and the registrant had no voting common stock held by non-affiliates.

As of February 28, 2013, 39,313,929 shares of Common Stock, par value $0.01 per share, of Silver Bay Realty Trust Corp. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the definitive proxy statement to be filed for the registrant’s 2013 Annual Meeting of Stockholders. The registrant intends to file the proxy statement with the Securities and Exchange Commission within 120 days of December 31, 2012.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and its exhibits contain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

•         our ability to execute business and investment strategy effectively;

•         our projected operating results;

•         the rates of defaults on, early terminations of or non-renewal of leases by residents;

•         our ability to identify properties to acquire and complete acquisitions;

•         our ability to gain possession and renovate properties;

•         our ability to successfully lease and operate acquired properties;

•         projected operating costs;

•         rental rates or vacancy rates;

•         our ability to obtain financing arrangements;

•         interest rates and the market value of our target assets;

•         our ability to maintain our qualification as a REIT for U.S. federal income tax purposes;

•         availability of qualified personnel;

•         estimates relating to our ability to make distributions to our stockholders in the future;

•         our understanding of our competition; and

•         market trends in our industry, real estate values, the debt securities markets or the general economy.

For a discussion of some of the factors that could cause our actual results to differ materially from any forward-looking statements, see the discussion on risk factors in Item 1A, “Risk Factors,” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report on Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission, or SEC.  The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K.  We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable laws.  You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

PART I

Item 1.    Business.

Silver Bay Realty Trust Corp. is an externally-managed Maryland corporation focused on the acquisition, renovation, leasing and management of single-family properties in selected markets in the United States. Our principal financial objective is to generate attractive risk-adjusted returns for our stockholders over the long term, primarily through dividends and secondarily through capital appreciation.

We generate virtually all of our revenue by leasing our portfolio of single-family properties. We currently own single-family properties in Arizona, California, Florida, Georgia, Nevada, North Carolina, Ohio and Texas.  We view our target markets as desirable because we believe they have an oversupply of properties that can be acquired at attractive prices, favorable demographics and long-term economic trends and healthy demand for rental properties.  As of December 31, 2012, we owned approximately 3,400 single-family homes in our target markets.

Geographic Distribution of Portfolio

(the percentages are based on the number of properties as of December 31, 2012 in each market)

Silver Bay Realty Trust Corp. was incorporated in Maryland in June 2012 and conducts its business and owns all of its properties through Silver Bay Operating Partnership L.P., or the Operating Partnership, a Delaware limited partnership. Silver Bay Realty Trust Corp.’s wholly owned subsidiary, Silver Bay Management LLC, or the General Partner, is the sole general partner of the Operating Partnership. Silver Bay Realty Trust Corp. has no material assets or liabilities other than its investment in the Operating Partnership.  As of December 31, 2012, Silver Bay Realty Trust Corp. owned, through a combination of direct and indirect interests, 99.9% of the partnership interests in the Operating Partnership.  Except as otherwise required by the context, references to the “Company,” “Silver Bay,” “we,” “us” and “our” refer collectively to Silver Bay Realty Trust Corp., the Operating Partnership and the direct and indirect subsidiaries of each.  We are externally managed by PRCM Real Estate Advisers LLC, or our Manager.

We completed our initial public offering and certain formation transactions in December 2012 in which we received net proceeds of approximately $263.3 million (including the closing of the underwriters’ overallotment option on January 7, 2013 by which we received net proceeds of approximately $34.8 million) and acquired an initial portfolio of more than 3,300 single-family properties.  Prior to that time, we had no substantive operations though, as described below under the heading “Business — Formation Transactions” we are considered a continuation of our Predecessor’s business operations.

We intend to elect to qualify as a real estate investment trust, or REIT, for U.S. federal tax purposes, commencing with the portion of our taxable year ended December 31, 2012.  We believe that our organization and method of operation will enable us to meet the requirements for qualification and taxation as a REIT. As a REIT, we generally will not be subject to federal income tax on the taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state and local taxes on our income or property. In addition, the income of any taxable REIT subsidiary, or TRS, that we own will be subject to taxation at regular corporate rates.

Our principal executive office is located at 601 Carlson Parkway, Suite 250, Minnetonka, Minnesota 55305. Our telephone number is (952) 358-4400. Our web address is www.silverbayrealtytrustcorp.com.  Our common stock is listed on the New York Stock Exchange, or the NYSE, under the symbol “SBY.” Our Manager’s executive office is located at 601 Carlson Parkway, Suite 250, Minnetonka, Minnesota 55305.

Business Strategy

Our strategy is to acquire, renovate, lease and manage single-family properties located in our target markets. We acquire properties with the goal of generating rental income by leasing our properties at attractive yields to qualified residents. We intend to hold our properties over the long term. Although we may consider the opportunistic disposition of assets, we have no pre-set investment horizon that would require their sale.

Target Markets

We employ a top-down selection process in our investment strategy. We start by identifying what we believe are the most attractive markets for developing a single-family rental business by evaluating existing and projected housing dynamics. Housing prices and rental demand are driven in part by macroeconomic and demographics factors. We scrutinize many of these factors including existing supply of homes, vacancy rates, prior and projected population and household growth, prior and projected migration, regional building activity, mortgage delinquency figures, employment trends, income ratios and price-to-rent ratios.

Our current target markets are:

•                  Phoenix, AZ

•                  Tucson, AZ

•                  Northern CA (currently consisting of Contra Costa, Napa, Sacramento and Solano counties)

•                  Southern CA (currently consisting of Colton, Riverside and San Bernardino counties)

•                  Jacksonville, FL

•                  Orlando, FL

•                  Southeast FL (currently consisting of Broward and Miami-Dade counties)

•                  Tampa, FL

•                  Atlanta, GA

•                  Charlotte, NC

•                  Las Vegas, NV

•                  Columbus, OH

•                  Dallas, TX

•                  Houston, TX

We recently entered the Jacksonville, FL Southeast Florida, Columbus, OH and Houston, TX, markets but did not own any homes in those markets as of December 31, 2012. We continue to evaluate and monitor potential new markets.

Acquisitions

We acquire single-family properties in our target markets through a variety of acquisition channels, including foreclosure auctions, online auctions, brokers, multiple listing services, short sales and bulk purchases from institutions or investor groups. We use a multi-market and multi-channel investment strategy to provide flexibility in deploying capital and to diversify our portfolio, mitigate risk and avoid overexposure to any single market. We continue to seek expansion of our acquisition channels. Acquisitions may be financed from various sources, including proceeds from the sale of equity securities, retained cash flow, future debt financings or the issuance of common units in the Operating Partnership. The issuance of common units in the Operating Partnership may enable the sellers to defer, in whole or in part, the recognition of taxable income or gain that might otherwise result from the sales.

We combine our multi-channel acquisition infrastructure with a disciplined property selection process that incorporates local knowledge to better understand the fundamentals of the housing markets in which we operate. Our Manager’s regional market infrastructure consists of personnel working and residing in our target markets who have extensive local-market knowledge and relationships across various constituencies. For acquisitions in the Phoenix, Northern and Southern California, Jacksonville, Orlando, Southeast Florida, Atlanta, Charlotte, Las Vegas, Columbus, Dallas and Houston markets, our Manager uses its internal teams of approximately 35 brokers and sales agents. Our Manager relies on third parties to provide such services in the Tampa and Tucson markets and will evaluate future markets on a case-by-case basis.

Property Renovation

Most of the properties we acquire require renovation and standardization before they are ready for leasing. We refer to the process of possessing, renovating, marketing and leasing a property as property stabilization. Our renovation and maintenance approach is generally consistent across our various acquisition channels. We maintain system-wide standards for our properties that are implemented at the local level and directed at increasing attractiveness to potential residents, reducing future maintenance expense and increasing the long-term value of the property. Our Manager’s operating subsidiary uses a mix of internal project managers and third-party property managers to oversee the work of local contractors engaged to renovate our properties.

Leasing and Management

The single-family rental business requires hands-on asset management capabilities and an integrated infrastructure to manage a large-scale portfolio that is geographically dispersed. Our Manager uses a structure that combines centralization of oversight functions with a strong local presence and expertise. Our Manager uses internal teams in the Phoenix, Southeast Florida and Atlanta markets and relies on third parties to provide property management services in the Tucson, Northern and Southern California, Jacksonville, Orlando, Tampa, Las Vegas, Charlotte, Columbus, Dallas and Houston markets. Our leasing and management strategy centers on finding quality residents and reducing resident turnover. To accomplish this goal, we focus on providing quality and consistency in our customer service, maintenance, leasing and marketing operations.

Technology

Technology plays an important role in assisting us to build and manage a portfolio of geographically disperse assets. Our Manager has developed and continues to develop a technological infrastructure with tools that:

•                  efficiently and consistently screen target properties for acquisition;

•                  allow real-time monitoring of our portfolio; and

•                  provide a secure cloud-based environment with mobile accessibility.

Formation Transactions

In connection with our initial public offering in December 2012, we completed a series of contribution and merger transactions, or the Formation Transactions, through which we acquired an initial portfolio, or our Initial Portfolio, of more than 3,300 single-family properties from Two Harbors Investment Corp., or Two Harbors, and the owners of the membership interests of entities managed by Provident, or the Provident Entities, in consideration of 23,917,642 shares of our common stock, 1,000 shares of our 10% cumulative redeemable preferred stock, 27,459 common units in the Operating Partnership and approximately $5.3 million in cash.

Acquisition of Two Harbors Property Investment LLC (now known as Silver Bay Property Investment LLC), or Silver Bay Property or our Predecessor, accounted for more than 2,400 properties in our Initial Portfolio. Silver Bay Property began acquiring this portfolio of single-family residential properties to rent for income and to hold for investment in the first quarter of 2012. Acquisition of the Provident Entities accounted for 881 properties in our Initial Portfolio.  Provident began acquiring, renovating, managing and overseeing the leasing of these single-family properties in 2009, acquiring properties in Arizona, Florida, Georgia and Nevada through the Provident Entities, five private limited liability companies for which Provident served as the managing member.

For accounting purposes, our Predecessor was considered the acquiring or surviving entity, meaning our balance sheet reflects the historical assets and liabilities of our Predecessor at historical cost. The contribution of the Provident Entities, on the other hand, was accounted for as an acquisition under the purchase method of accounting, meaning the assets and liabilities of the Provident Entities were recorded at the estimated fair value of the acquired assets and assumed liabilities. As a result of the Formation transactions, we are considered a continuation of our Predecessor’s business operations.

Our Manager

We are externally managed by PRCM Real Estate Advisers LLC, or our Manager. We rely on our Manager, and our Manager’s wholly owned operating subsidiary, Silver Bay Property Corp., to provide or obtain on our behalf the personnel and services necessary for us to conduct our business as we have no employees of our own.

Our Manager is a joint venture between Provident Real Estate Advisors LLC, or Provident, and an affiliate of Pine River Capital Management L.P., or Pine River. Our Manager’s wholly owned operating subsidiary currently employs more than 80 people and is a licensed real estate broker in the markets where we acquire properties. Prior to our initial public offering, our Manager provided property management and acquisition services to the entities that we acquired in the Formation Transactions. Our Manager and its operating subsidiary will provide its services in managing and acquiring single-family properties exclusively to us through December 2015.

Our Manager’s headquarters are located in Minnetonka, Minnesota, and its operating subsidiary has offices in:

•                  Minnetonka, MN

•                  Phoenix, AZ

•                  Northern and Southern CA

•                  Jacksonville, FL

•                  Orlando, FL

•                  Southeast FL

•                  Atlanta, GA

•                  Charlotte, NC

•                  Las Vegas, NV

•                  Columbus, OH

•                  Dallas, TX

•                  Houston, TX

In addition to having exclusive access to our Manager’s technology infrastructure and its acquisition and property management teams in our target markets, we benefit from the knowledge and experience that our Manager derives from its relationships with Pine River and Provident. Provident, a private capital management firm based in Minnesota, engaged in the acquisition, renovation, management and leasing of a portfolio of predominantly single-family properties between 2009 and 2012. In building and managing this portfolio, Provident developed a network of vendors, service providers and third-party property managers along with institutional knowledge related to the acquisition and management of single-family properties. Our Manager benefited from these relationships and experience by, where prudent, further developing such relationships and by hiring key members of Provident’s management team. Pine River is a global asset management firm with institutional capabilities in asset valuation and management, capital markets, financial transactions, managing new ventures, risk management, compliance and reporting. Pine River has valuable industry and analytical expertise, extensive long-term relationships in the financial community and established fixed-income, mortgage and real estate investment experience. In addition, Pine River’s experience in launching and managing Two Harbors, a publicly traded mortgage REIT, provides our Manager with knowledge, expertise and experience to assist in managing Silver Bay as a public company.

Management Agreements

Advisory Management Agreement

We have entered into an advisory management agreement with our Manager.  Pursuant to this management agreement, our Manager designs and implements our business strategy and administers our business activities and day-to-day operations, subject to oversight by our board of directors. Our Manager is responsible for, among other duties: (1) performing and administering all our day-to-day operations, (2) determining investment criteria in cooperation with our board of directors, (3) sourcing, analyzing and executing asset acquisitions, sales and financings, (4) performing asset management duties and (5) performing certain financial, accounting and tax management services. Our Manager has agreed not to provide these services to anyone other than us, our subsidiaries and any future joint venture in which we are an investor, prior to December 19, 2015. In addition, our Manager and Pine River have agreed not to compete with us, our subsidiaries or any of our future joint ventures before December 19, 2015.

Under the management agreement, our Manager is compensated on a fee plus pass-through-of-expenses basis. We pay our Manager 0.375% of the daily average of our fully diluted market capitalization for the preceding quarter (a 1.5% annual rate), less any property management fees received by our Manager’s operating subsidiary or its affiliates under the property management and acquisition services agreement described below. This advisory management fee is also reduced through December 19, 2013 by an amount equal to the additional consideration that we have agreed to pay to Two Harbors and the prior members of the Provident Entities, as described below under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Expenses — Advisory Management Fee.”  We also reimburse our Manager for all expenses incurred on our behalf or otherwise in connection with the operation of its business, other than compensation for our Chief Executive Officer and personnel providing data analytics directly supporting the investment function. If our Manager provides services to a party other than us or one of our subsidiaries, a portion of these expenses will be allocated to and reimbursed by such other party in a fair and equitable manner as determined by our Manager in good faith; our Manager is not currently providing such third party services.

For purposes of calculating the advisory management fee, our fully diluted market capitalization on a given day is calculated in accordance with following formula:

Fully Diluted Market Capitalization = FMVCommon × (OutCommon + OutCommonEquiv) – AECommonEquiv

where:

FMVCommon =

(1) if our common stock is then listed on a national stock exchange, the closing price per share for the last preceding day on which there was a sale of such shares, (2) if our common stock is not then listed on a national stock exchange but is traded on an over-the-counter market, the average of the closing bid and asked prices for our common stock in such over-the-counter market for the last preceding date on which there was a sale of such shares in such market or (3) if neither (1) nor (2) applies, such value as the compensation committee of our board of directors determines in good faith

OutCommon =	the number of shares of common stock issued and outstanding on such day

OutCommonEquiv =

the maximum number of shares of common stock issuable pursuant to outstanding rights, options or warrants to subscribe for, purchase or otherwise acquire our common stock or securities convertible into our common stock (including common units of the Operating Partnership) that are in the money and held by people other than us or one of our subsidiaries on such day

AECommonEquiv =

the aggregate consideration payable to the company upon the redemption, exercise, conversion and/or exchange of any outstanding rights, options or warrants to subscribe for, purchase or otherwise acquire our common stock or securities convertible into our common stock (including common units of the Operating Partnership) that are in the money and held by people other than us or one of our subsidiaries on such day

The value of the 10% cumulative redeemable preferred stock issued as part of the Formation Transactions and, any additional preferred stock or securities convertible into or exchangeable for, or rights, options or warrants to subscribe for, purchase or otherwise acquire our preferred stock, was determined as described in the management agreement and added to the calculation of fully diluted market capitalization. If the Operating Partnership issues any equity interest that is not otherwise captured by the formula above, or securities convertible, redeemable, exercisable or otherwise exchangeable for any equity interest in the Operating Partnership, the value of such equity interests will be determined as described in the management agreement and added to the calculation of fully diluted market capitalization.

The initial term of the management agreement expires on December 19, 2015 and will be automatically renewed for a one-year term on such date and each anniversary thereafter unless terminated. Upon termination of the management agreement by us for reasons other than cause, or by our Manager for cause that we are unwilling or unable to timely cure, we will pay our Manager a termination fee equal to 4.5% of the daily average of our fully diluted market capitalization in the quarter preceding such termination.

Property Management and Acquisition Services Agreement

We have also entered into a property management and acquisition services agreement with our Manager’s operating subsidiary. Under this agreement, our Manager’s operating subsidiary acquires additional single-family properties on our behalf and manages our properties. Our Manager’s operating subsidiary has agreed not to provide these services to anyone other than us and our affiliates prior to December 19, 2015.

Our Manager’s operating subsidiary receives a property management fee equal to 5% of certain costs and expenses incurred by it in the operation of its business that are reimbursed by us. This property management fee reduces the advisory management fee paid to our Manager on a dollar for dollar basis. We reimburse our Manager’s operating subsidiary for all expenses incurred on our behalf. Additionally, for so long as it provides services exclusively to us, we will reimburse our Manager’s operating subsidiary for all costs and expenses incurred by it in the operation of its business, including the compensation of its employees. If our Manager’s operating subsidiary provides services to a party other than us or one of our subsidiaries, a portion of the corresponding expenses incurred by our Manager in doing so will be allocated to and reimbursed by such other party as reasonably determined by our Manager’s operating subsidiary in good faith; our Manager’s operating subsidiary is not currently providing any such third party services. This agreement will continue in effect until it is terminated in accordance with its terms.

Financing Strategy

To date, we have had no indebtedness. However, we may use debt to increase potential returns to our stockholders in the future and are currently in discussions with potential lenders for a revolving credit facility that could be used to fund future acquisitions and renovations and provide us with additional working capital. As the stabilized portion of our portfolio grows, we expect to use debt in a manner consistent with multifamily REITs, which we view as using moderate leverage of 30-50%. This is not a near-term target. Our decision to use debt will be based on our Manager’s assessment of a variety of factors, including the cash flow generation capability of assets, the availability of credit on favorable terms, any prepayment penalties and restrictions on refinancing, the credit quality of our assets and our outlook for borrowing costs relative to the unlevered yields on our assets. Our decision to use debt will not be subject to the approval of our stockholders. We are not restricted by our governing documents in the amount of debt that we may use. We may, however, be limited or restricted in the amount of debt we may employ by the terms and provisions of any financing or other agreements that we may enter into in the future.

Competition

The residential rental market has historically been fragmented in both its ownership and operations.  We face competition from local owners and operators as well as an emerging class of institutional managers. When acquiring single-family properties, we face competition from individual investors, private pools of capital and other institutional buyers which may increase the prices for properties that we would like to purchase and reduce our ability to achieve our desired portfolio size or expected yields. We also compete for desirable residents against the same entities as well as multifamily lessors. However, we believe that being an early institutional participant in this sector, having an integrated and scalable platform with local market presence and using our wealth of existing in-house expertise will give us competitive advantages.

Investment Guidelines

Our board of directors has adopted the following investment guidelines:

•                  no investment will be made that would cause us or any of our subsidiaries to fail to qualify as a REIT for U.S. federal income tax purposes;

•                  no investment will be made that would cause us to be required to register as an investment company under the Investment Company Act of 1940;

•                  our investments will be limited to (a) single-family properties and investments that are directly related to the acquisition, maintenance, ownership and leasing thereof, provided that bulk purchases of assets that are within this guideline may include other assets to the extent the purchase of such other assets is necessary in order to effect such bulk purchases; and (b) up to 5% of the company’s assets may consist of other investments; and

•                  until appropriate investments can be identified, we may invest available cash in interest-bearing and short-term investments that are consistent with (i) our intention to qualify as a REIT and (ii) our and our subsidiaries’ exemption from “investment company” status under the Investment Company Act of 1940.

Our board of directors will review our investment portfolio and our compliance with our investment guidelines from time to time as it deems appropriate or necessary. These investment guidelines may be modified by our board without the approval of our stockholders, and although we are not required to, we intend to disclose any such changes or waivers to our investment guidelines in the periodic reports we file with the SEC.

Regulation

General

Our properties are subject to various covenants, laws and ordinances, and certain of our properties are also subject to the rules of the various homeowners’ associations where such properties are located. We believe that we are in compliance with such covenants, laws, ordinances and rules and our leasing terms require that our residents agree to comply with such covenants, laws, ordinances and rules.

Fair Housing Act

The Fair Housing Act, or FHA, its state law counterparts and the regulations promulgated by U.S. Department of Housing and Urban Development and various state agencies, prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women and people securing custody of children under the age of 18) or handicap (disability) and, in some states, on financial capability and other bases. We believe that we are in compliance with the FHA and other regulations.

Environmental Matters

As an owner of real estate, we are subject to various federal, state and local environmental laws, regulations and ordinances and also could be liable to third parties as a result of environmental contamination or noncompliance at our properties even if we no longer own such properties. See the discussion under Item 1A, “Risk Factors,” under the caption “We may be subject to unknown or contingent liabilities or restrictions related to properties that we acquire for which we may have limited or no recourse.”

REIT Qualification

We intend to elect to qualify as a REIT commencing with our initial taxable year ended on December 31, 2012. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various requirements under the Internal Revenue Code of 1986, as amended, or the Code, relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. We believe that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that we conduct our operations in a manner that will enable us to meet the requirements for qualification and taxation as a REIT going forward.

As long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on the REIT taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we lose our REIT qualification. Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income or property. In addition, any TRS we own will be subject to U.S. federal, state and local taxes on its income or property.

Executive Officers

David N. Miller is our Chief Executive Officer, President and a member of our board of directors. Mr. Miller has been a director and executive officer since August 2012. Beginning in 2011, Mr. Miller served as a Managing Director of Pine River Capital Management L.P. and Two Harbors Investment Corp., where he focused on strategy and new business development, including the formation and development of Silver Bay and the single family property rental business. From 2008 to 2011, Mr. Miller served in various roles at the U.S. Department of Treasury, including as the Chief Investment Officer of the Troubled Asset Relief Program (TARP) where he was instrumental in building various investment programs and business units and overseeing the investment portfolio. From 2007 to 2008, Mr. Miller was a portfolio manager at HBK Capital Management focusing on equity investments. From 1998 through 2007, he held various positions at Goldman, Sachs & Co., including as a Vice President in the Special Situations Investing Group (2004-2007) where he focused on proprietary investments in debt and equity and as a financial analyst in the investment banking division (1998-2001) where he focused on corporate finance and mergers and acquisitions. Mr. Miller received an MBA from Harvard Business School and a B.A. in Economics from Dartmouth College. We believe Mr. Miller is an appropriate director because of his management role and knowledge of the operations of our Manager and our Manager’s operating subsidiary as well as his general investment expertise.

Christine Battist is our Chief Financial Officer and Treasurer. Ms. Battist has been an executive officer since our incorporation in June 2012. Prior to this appointment, Ms. Battist served as Managing Director at Two Harbors Investment Corp. overseeing investor and media relations beginning in 2011. From 2005 to 2011, Ms. Battist served in various financial roles at The

Mosaic Company [NYSE: MOS], first as Director of Financial Compliance from 2005 to 2007, leading the company’s inaugural global Sarbanes Oxley design and implementation after its merger, then as Director Investor Relations from 2007 to 2011. Ms. Battist was instrumental in leading Mosaic’s investor relations during its formative years and through the spin-off and secondary offering of shares held by Mosaic’s largest and private stockholder in 2011. Prior to joining the Mosaic Company, Ms. Battist was Director of Internal Audit for Tuesday Morning Corporation [NASDAQ: TUES] from 2003 to 2005. Ms. Battist began her career with PricewaterhouseCoopers LLP, spending a decade in ever-increasing roles and responsibilities, overseeing financial audit engagements for public companies in the U.S. capital and debt markets, including leading acquisition and carve-out transactions. She received a B.B.A. from St. Norbert College and is licensed as a Certified Public Accountant (inactive) in the State of Texas.

Patrick Freydberg is our Chief Operating Officer. Mr. Freydberg has been an executive officer since August 2012. From 2003 to 2012 Mr. Freydberg served as President and Chief Operating Officer of Northbrook Partners, LLC, a multifamily real estate management company with over $1.2 billion in assets under management for BlackRock and RREEF Real Estate. From 2001 to 2003 Mr. Freydberg was a Regional Manager for SSR Realty Advisors, the pension fund advisory division of MetLife, where he ran operations for SSR’s multifamily real estate investments in the Northeast. Prior to that, Mr. Freydberg was a Director of Asset Management for Insignia/Douglas Elliman and was responsible for management of a portfolio of 5,000 distressed REO units for Citibank, the Federal Deposit Insurance Corporation and other institutions. Mr. Freydberg received an MBA from the Johnson School of Management at Cornell University and a B.S. in Engineering from Cornell University. Mr. Freydberg is a licensed real estate broker in New York and Connecticut.

Timothy O’Brien is our General Counsel and Secretary. Mr. O’Brien has been an executive officer since our incorporation in June 2012. Mr. O’Brien is a Partner of Pine River and has served as General Counsel and Chief Compliance Officer of Pine River since 2007. Mr. O’Brien is also General Counsel of Two Harbors but will resign that position as of March 1, 2013. From 2004 to 2006, Mr. O’Brien served as Vice President and General Counsel of NRG Energy, Inc., a publicly listed power generation company. Mr. O’Brien served as Deputy General Counsel of NRG Energy, Inc. from 2000 to 2004 and Assistant General Counsel from 1996 to 2000. Prior to joining NRG Energy, Inc., Mr. O’Brien was an associate at the law firm of Sheppard Mullin in Los Angeles and San Diego, California. He received a J.D. from the University of Minnesota Law School and a B.A. in History from Princeton University.

Employees

We are managed by our Manager pursuant to the management agreement between our Manager and us. Each of our officers is an employee or partner of Pine River. We have no employees of our own.

Available Information

Our website address is www.silverbayrealtytrustcorp.com. We make available, free of charge on our website (on the Investor Relations page under “SEC Filings”), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as are filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as well as our proxy statements with respect to our annual meetings of stockholders, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Exchange Act reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov.

We intend to webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds.  Further corporate governance information, including charters for our board committees, our Code of Business Conduct and Ethics, and our whistleblowing procedures, are available on our website on the Investor Relations page. The contents of our website referred to in this Annual Report on Form 10-K are not intended to be incorporated by reference into this Form 10-K or in any other report or document we file with the SEC, and any references to our website is intended to be inactive textual references only.

Item 1A.    Risk Factors.

Set forth below are the risks that we believe are material to our stockholders. You should carefully consider the following risks in evaluating our company and our business. The occurrence of any of the following risks could materially adversely impact our financial condition, results of operations, cash flow, the market price of our common stock and our ability, among other things, to make distributions to our stockholders, which in turn could cause our stockholders to lose all or a part of their investment. Some statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Special Note Regarding Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

Risks Related to Our Business

We are an early entrant employing a new and untested business model in a new industry with no proven track record, which makes our business difficult to evaluate.

The large-scale single-family rental industry is relatively new in the United States. Until very recently, the single-family rental business consisted primarily of private and individual investors in local markets and was managed individually or by small, local property managers. We were formed on the assumption that a company can acquire and operate single-family properties on a large-scale basis and achieve attractive yields employing a disciplined approach to acquisitions and renovations, economies of scale in marketing and management and developing a brand-name presence. This is a new business model that has not been tested on a national scale. Our assumptions are unproven, and if they prove to be incorrect, then we may fail to provide the financial returns that investors hope or expect to receive.

Our investment strategy involves purchasing a large number of residential properties and leasing them to suitable residents. We are unaware of any other public REIT that is currently attempting to implement this strategy on the scale that we intend to pursue. No peer companies exist with an established track record from which to predict whether our investment strategy can be implemented successfully over time. While past performance is not indicative of future results, it will be difficult to evaluate our potential future performance without the benefit of established track records from companies implementing a similar investment strategy. We may encounter unanticipated problems implementing our investment strategy, which may have a material adverse effect on our results of operations and our ability to make distributions on our common stock and may cause our stock price to decline significantly. Accordingly, no assurance can be given that we will be successful in implementing our investment strategy or that we will be successful in achieving our objective of providing attractive risk-adjusted returns to our stockholders over the long term.

We believe the acquisition, operation and management of multifamily residential properties is the most comparable established business model to our business, but in contrast to multifamily operations, the geographic dispersion of single-family properties creates significantly greater operational and maintenance challenges and, potentially, significantly higher per-unit operating costs. In addition, because each home has unique features, appliances and building materials, we believe the renovations, maintenance, marketing and operational tasks are far more varied and demanding than in a typical multifamily setting. We cannot provide any assurance that operating a large portfolio of single-family rental properties can be executed in a cost-effective and profitable manner or that our business plan will succeed.

We have a limited operating history and may not be able to operate our business successfully or generate sufficient cash flows to make or sustain distributions to our stockholders.

Silver Bay Realty Trust Corp. was organized in June 2012 and has a limited operating history. More than half of the homes we owned as of December 31, 2012 had been acquired within the preceding six months and a substantial number of those were still in the process of stabilization. We define stabilization as the period of time during which properties are not generating revenue because we are gaining possession, conducting renovations or marketing and leasing such properties. There is no long-term historical financial data available for Silver Bay Property, our acquired properties or other companies in the single-family rental industry to assist investors in assessing our earnings potential or whether we can operate profitably. We cannot assure you that we will be able to operate our business successfully or implement our operating policies and strategies as described in this Annual Report. The results of our operations will depend on many factors, including:

•                  the availability of additional properties that meet our criteria and our ability to purchase such properties on favorable terms;

•                  real estate appreciation or depreciation in our target markets;

•                  our ability to contain renovation, maintenance, marketing and other operating costs for our properties;

•                  our ability to maintain high occupancy rates and target rent levels;

•                  general economic conditions in our target markets, such as changes in employment and household earnings and expenses;

•                  costs that are beyond our control, including title litigation, litigation with residents or tenant organizations, legal compliance, real estate taxes, homeowners’ association fees and insurance;

•                  judicial and regulatory developments affecting landlord-tenant relations that may affect or delay our ability to dispossess or evict occupants or increase rents;

•                  judicial and regulatory developments affecting banks’ and other mortgage holders’ ability to foreclose on delinquent borrowers;

•                  reversal of population, employment or homeownership trends in target markets; and

•                  competition from other investors entering the single-family rental market.

Our Manager is still building its operational expertise and infrastructure, and it is dependent upon new employees and third-party service providers to manage and operate its properties.

Our Manager has been building its operational expertise by hiring new employees and establishing relationships with third-party service providers. Most of these employees and relationships are relatively new to our Manager, and as we grow and expand into new markets, our Manager will need to hire and train additional employees and find additional third-party resources and will need to retain these employees and third-party resources. In addition, our Manager is establishing new infrastructure and processes related to residential management and leasing, brand development, tracking, accounting systems and billing and payment processing.

Building operational expertise and establishing infrastructure are difficult, expensive and time-consuming tasks, and we can expect problems to arise despite the best efforts of our Manager and its affiliates. There is a significant risk that operational problems will have an adverse effect upon our financial performance, especially in newer markets.

We are dependent on our investment in a single asset class, making our profitability and balance sheet more vulnerable to a downturn or slowdown in the housing sector or other economic factors.

We expect to concentrate our investments in single-family properties. As a result, we are subject to risks inherent in investments in a single type of property. A downturn or slowdown in the rental demand for single-family housing may have more pronounced effects on the cash available for distribution or on the value of our assets than if we had more fully diversified our investments.

Virtually all of our revenue comes from our rental operations, which are subject to many risks, including decreasing rental rates, increased competition for residents, increased lease default rates and increased resident turnover. As a result of various factors, including competitive pricing pressure or adverse conditions in our target markets, a general economic downturn and the desirability of our properties compared to other properties in our target markets, we may be unable to realize our asking rents across the properties in our portfolio, which will negatively affect our ability to generate cash flow. In addition, rental rates for expiring leases may be higher than starting rental rates for new leases. We also compete for residents with numerous other housing alternatives. We anticipate that our properties will compete directly with multifamily properties as well as condominiums and other single-family homes which are available for rent or purchase in the markets in which our properties are located. The ownership and management of such properties is diffuse and often highly localized, and some operators may have lower operating costs than we do. This competitive environment could have a material adverse effect on our ability to lease our properties as well as on the rents we may charge.

Our operating results and cash flows would be adversely affected if a significant number of our residents were unable to meet their lease obligations. High unemployment and other adverse changes in the economic conditions in our target markets could result in substantial resident defaults. In the event of a resident default or bankruptcy, we may experience delays in enforcing our rights as landlord and obtaining possession of the premises, may incur legal, maintenance and other costs in protecting our investment and re-leasing the property and may be unable to re-lease the property at the rental rate previously received. These events and others could reduce the amount of distributions available to our stockholders, reduce the value of our properties and cause the value of your investment to decline.

We intend to continue to expand our scale of operations and make acquisitions even if the rental and housing markets are not as favorable as they have been in recent months, which could reduce our yield per share.

Silver Bay Property and the Provident Entities benefited in the purchase of the properties in our Initial Portfolio from a confluence of factors and market conditions which have resulted in homes being available at prices that are below replacement cost and, we believe, below their value as rental properties, based on anticipated cash flows. We expect that in the future housing prices will stabilize and return to more normalized levels, and therefore future acquisitions may be more costly than the homes that comprised our Initial Portfolio. There are many factors that may cause a recovery in the housing market that would result in future acquisitions becoming more expensive and possibly less attractive than recent past and present opportunities, including:

•                  improvements in the overall economy and job market;

•                  reductions in the supply of residential properties compared to demand;

•                  a resumption of consumer lending activity and greater availability of consumer credit;

•                  improvements in the pricing and terms of mortgage-backed securities;

•                  the emergence of increased competition for single-family assets from private investors and entities with similar investment objectives to ours; and

•                  tax or other government incentives that encourage homeownership.

Although we believe there will be benefits to increasing our scale of operations, our Manager’s acquisition platform and property management operations represent a significant ongoing expense to us. These expenses include, among others, costs associated with establishing and maintaining fully staffed regional brokerage offices, inspections and due diligence, transaction costs, landlord-tenant and legal compliance, and renovating and marketing costs. In addition, we expect that recently acquired properties in the process of stabilization will be unproductive assets generating no revenue for up to six months after acquisition.

We have not adopted and do not expect to adopt a policy of making future acquisitions only if they are accretive to existing yields and distributable cash. We will continue to invest significant resources developing our Manager’s acquisition and property management platforms and we plan to continue acquiring properties as long as we believe such properties offer an attractive total return opportunity. Accordingly, future acquisitions may have lower yield characteristics than our current portfolio and if such future acquisitions are funded through equity issuances, the yield and distributable cash per share will be reduced and the value of our common stock may decline.

We may need additional capital or may seek to employ debt to expand our portfolio, and such financing may not be available.

To date, all of our properties have been purchased for cash and we have no outstanding indebtedness. However, we may use debt to obtain additional capital or increase potential returns to our stockholders in the future. We may be unable to leverage our assets or obtain additional financing. We may also be limited or restricted in the amount of debt we may employ by the terms and provisions of any financing or other agreements that we may enter into in the future and such agreements may contain covenants restricting our operating flexibility.

We have many competitors and may not become an industry leader.

Recently, several institutional investors have begun acquiring single-family homes on a large scale. The entry into this market of large, well-capitalized institutional investors, including us, are relatively recent trends, which we expect to intensify in the near future. Several other REITs and other funds have recently deployed, or are expected to deploy in the near future, significant amounts of capital to these asset categories, and may have investment objectives that overlap and compete with ours. In acquiring our target assets, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds and other financial institutions. Many of our competitors may be larger and have greater financial, technical, leasing, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. At this time, neither we nor any other company has established a market-leading position, and even if we succeed in becoming an industry leader there can be no assurance that it will confer any long-term competitive advantage or positive financial results.

Our dependence upon third parties for key services may harm our financial results or reputation if the third parties fail to perform.

We have entered into agreements with third parties to provide some of the services required under the management agreement and the property management and acquisition services agreement, including acquisition services, property management, leasing, renovation and maintenance. For example, we currently use third-party property managers for approximately half of our current properties, and we also use third-party acquisition personnel in Tucson, AZ and Tampa, FL. Selecting, managing and supervising these third-party service providers require significant management resources and expertise. Poor performance by third-party service providers, especially those who interact with residents in our properties, will reflect poorly on us and could significantly damage our reputation among desirable residents. In the event of fraud or misconduct by a third-party property manager, we could also be exposed to material liability and be held responsible for damages, fines and/or penalties. If our Manager does not select, manage and supervise appropriate third parties for these services, our reputation and financial results may suffer.

Notwithstanding our efforts to implement and enforce strong policies and practices regarding service providers, we may not successfully detect and prevent fraud, incompetence or theft by our third-party service providers. In addition, any delay in identifying a third-party service provider or removal or termination of existing third-party service providers would require us to seek new vendors or providers, which would create delays and adversely affect our operations.

Many factors affect the single-family residential rental market and if rents in our target markets do not increase sufficiently to keep pace with rising costs of operations, our income and distributable cash will decline.

The success of our business model will depend, in part, on conditions in the single-family rental market in our target markets. Our asset acquisitions will be premised on assumptions about occupancy and rent levels, and if those assumptions prove to be inaccurate, our cash flows and profitability will be reduced. Rental rates and occupancy levels have benefited in recent periods from macro trends affecting the U.S. economy and residential real estate markets in particular, including:

•                  a tightening of credit that has made it more difficult to finance home purchases, combined with efforts by consumers generally to reduce their exposure to credit;

•                  weak economic and employment conditions that have increased foreclosure rates and made it more difficult for families to remain in their homes that were purchased prior to the housing market downturn;

•                  declining real estate values that have challenged the traditional notion that homeownership is a stable investment; and

•                  the unprecedented level of vacant housing comprising the real estate owned, or REO, inventory held for sale by banks, government-sponsored entities and other mortgage lenders or guarantors.

We do not expect these favorable trends to continue indefinitely. Eventually, a strengthening of the U.S. economy and job growth, coupled with government programs designed to keep home owners in their homes and/or other factors may contribute to a stabilization or reversal of the current trend that favors renting rather than homeownership. In addition, we expect that as investors like us increasingly seek to capitalize on opportunities to purchase undervalued housing assets and convert them to productive uses, the supply of single-family rental properties will decrease and the competition for residents may intensify. A softening of the rental market in our target areas would reduce our rental income and profitability.

Mortgage loan modification programs and future legislative action may adversely affect the number of available properties that meet our investment criteria.

The U.S. government, through the Federal Reserve, the Federal Housing Administration and the Federal Deposit Insurance Corporation, has implemented a number of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures, including the Home Affordable Modification Program, which seeks to provide relief to homeowners whose mortgages are in or may be subject to foreclosure, and the Home Affordable Refinance Program, which allows certain borrowers who are underwater on their mortgage but current on their mortgage payments to refinance their loans. Several states, including states in which our current target markets are located, have adopted or are considering similar legislation. These programs and other loss mitigation programs may involve, among other things, the modification or refinancing of mortgage loans or providing homeowners with additional relief from loan foreclosures. Such loan modifications and other measures are intended and designed to lead to fewer foreclosures, which will decrease the supply of properties that meet our investment criteria.

The pace of residential foreclosures is unpredictable and subject to numerous factors. In recent periods there has been a backlog of foreclosures due to a combination of volume constraints and legal actions, including those brought by the U.S. Department of Justice, or DOJ, the Department of Housing and Urban Development, or HUD, and State Attorneys General against mortgage servicers alleging wrongful foreclosure practices. Financial institutions have also been subjected to regulatory restrictions and limitations on foreclosure activity by the Federal Deposit Insurance Corporation. Legal claims brought or threatened by the DOJ, HUD and 49 State Attorneys General against the five largest residential mortgage servicers in the country were settled in 2012. As part of this approximately $25 billion settlement, a portion of the settlement funds will be directed to homeowners seeking to avoid foreclosure through mortgage modifications, and servicers are required to adopt specified measures to reduce mortgage obligations in certain situations. It is expected that the settlement will help many homeowners avoid foreclosures that would otherwise have occurred in the near term, and with lower monthly payments and mortgage debts, for years to come. It is also foreseeable that other residential mortgage servicing companies that were not among the five included in the initial $25 billion settlement will agree to similar settlements that will further reduce the supply of houses in the process of foreclosure.

In addition, numerous federal and state legislatures have considered, proposed or adopted legislation to constrain foreclosures, or may do so in the future. For example, in 2012, California enacted a law imposing new limitations on foreclosures while a request for a loan modification is pending. The Dodd-Frank Act also created the Consumer Financial Protection Bureau, which supervises and enforces federal consumer protection laws as they apply to banks, credit unions, and other financial companies, including mortgage servicers. It remains uncertain as to whether any of these measures will have a significant impact on foreclosure volumes or what the timing of that impact would be. If foreclosure volumes were to decline significantly, we would expect REO inventory levels to decline or to grow at a slower pace, which would make it more difficult to find target assets at attractive prices and might constrain our growth or reduce our long-term profitability. Also, the number of families seeking rental housing might be reduced by such legislation, reducing rental housing demand in our target markets.

Claims of deficiencies in the foreclosure process may result in rescission of our purchases at auction or reduce the supply of foreclosed properties available to us.

Allegations of deficiencies in foreclosure practices could result in claims challenging the validity of some foreclosures that have occurred to date, potentially placing our claim of ownership to the properties at risk. Our title insurance policies may not provide adequate protection in such instances or such proceedings may result in a complete loss without compensation.

Each state has its own laws governing the procedures to foreclose on mortgages and deeds of trust, and state laws generally require strict compliance with these laws in both judicial and non-judicial foreclosures. Recently, courts and administrative agencies have been more actively involved in enforcing state laws governing foreclosures, and in some circumstances have imposed new rules and requirements regarding foreclosures. Some courts have delayed or prohibited foreclosures based on alleged failures to comply with proper transfers of title, notice, identification of parties in interest, documentation and other legal requirements. Further, foreclosed owners and their legal representatives, including some prominent and well-financed legal firms, have brought litigation questioning the validity and finality of foreclosures that have already occurred. These developments may slow or reduce the supply of foreclosed houses available to us for purchase and may call into question the validity of our title to houses acquired at foreclosure, or result in rescission rights or other borrower remedies, which could result in a loss of a property purchased by us that may not be covered by title insurance, an increase in litigation costs incurred with respect to properties obtained through foreclosure, or delays in stabilizing and leasing such properties promptly after acquisition.

Our underwriting criteria and evaluation of properties involves a number of assumptions that may prove inaccurate, which may cause us to overpay for our properties or incur significant costs to renovate and market a property.

In determining whether a particular property meets our investment criteria, we make a number of assumptions, including assumptions related to estimated time of possession and estimated renovation costs and time frames, annual operating costs, market rental rates and potential rent amounts, time from purchase to leasing and resident default rates. These assumptions may prove inaccurate, causing us to pay too much for properties we acquire or to overvalue our properties or causing our properties not to perform as we expect, and adjustments to the assumptions we make in evaluating potential purchases may result in fewer properties qualifying under our investment criteria.

Furthermore, the properties we acquire are likely to vary materially in terms of time to possession, renovation, quality and type of construction, location and hazards. Our success depends on our ability to estimate accurately the time and expense required to possess, renovate, repair, upgrade and rent properties and to keep them maintained in rentable condition.

The recent market and regulatory environments relating to single-family residential properties have been changing rapidly, making future trends difficult to forecast. For example, an increasing number of homeowners now wait for an eviction notice or eviction proceedings to commence before vacating foreclosed premises, which significantly increases the period between the acquisition and leasing of a property. In recent months, approximately half of the properties we have acquired at auction have been occupied, requiring us to remove or evict the prior occupants before we begin our renovations. The accuracy of the assumptions we use in our underwriting criteria will affect our operating results.

The types of properties on which our acquisition strategy focuses have an increased risk of damage due to vandalism, mold and infestation, which may require extensive renovation prior to renting.

Our acquisition strategy predominately targets distressed single-family properties that often involve defaults by homeowners on their home loan obligations. For multiple reasons, distressed properties may be in worse physical condition than other similar properties. When a homeowner falls behind on a mortgage, the homeowner may cease to maintain the property in good condition, may vandalize it, or may abandon the property altogether. Vacant and neglected homes are subject to increased risks of vandalism, theft, mold, infestation, general deterioration, illegal occupation and other maintenance problems that may worsen without appropriate attention and remediation. We generally will not hire independent third-party home inspectors to inspect properties before purchase and will instead rely primarily on the acquisition employees of our Manager’s operating subsidiary to conduct detailed interior visual inspections when possible. Though we intend to inspect our portfolio properties periodically, we may not become aware of conditions such as water infiltration, mold or infestation until significant damage has been done to our property requiring extensive remediation and repairs as well as providing substitute housing for a resident.

Certain of our older properties may contain lead-based paint, which we may be required to remove or could expose us to liability, either of which would adversely affect our operating results.

Approximately 30% of the properties we owned as of December 31, 2012 are over 30 years old, and those premises may contain lead-based paint. The existence of lead paint is especially a concern in residential units and can cause health problems, particularly for children. A structure built prior to 1978 may contain lead-based paint and may present a potential exposure to lead; however, structures built after 1978 are not likely to contain lead-based paint. Federal and state laws impose certain disclosure requirements and restrict and regulate renovation activities on housing built before 1978. Violation of these restrictions could result in fines or criminal liability, and we could be subject to liability arising from lawsuits alleging personal injury or related claims. Although we attempt to comply with all such regulations, we have not conducted tests on the properties in our Initial Portfolio to determine the presence of lead-based paint and we cannot guarantee that we will not incur any material liabilities as a result of the presence of lead paint in our properties.

A substantial portion of our properties are purchased at auction, where we generally are not able to conduct a thorough inspection before purchasing the properties, and we may not accurately assess the extent of renovations required.

Over 70% of our properties owned as of December 31, 2012 were purchased at auction and approximately 120 properties were purchased in bulk sales. When we purchase properties at auction or in bulk sales, we generally do not have the opportunity to conduct interior inspections and may not be able to access a property to conduct more than the most cursory of exterior inspections. These inspection processes may fail to reveal major defects associated with properties we acquire, which may result in renovation and maintenance costs and time frames that exceed our estimates and negatively affect our financial results and earnings.

The costs and time to secure possession and control of a newly acquired property may exceed our current assumptions, increasing the costs and delaying our receipt of revenue from the property.

Upon acquiring a new property, we may have to evict occupants who are in unlawful possession before we can secure possession and control of the property. The holdover occupants may be the former owners or tenants of a property, or they may be squatters or others who are illegally in possession. Securing control and possession from these occupants can be both costly and time-consuming. If these costs and delays exceed our expectations in a large proportion of our newly acquired properties, our financial performance may suffer because of the increased expenses or the unexpected delays incurred in turning the properties into revenue-producing assets.

We may not have control over timing and costs arising from renovation of properties, which may adversely affect our earnings and distributable cash.

We expect that nearly all of our properties will require some level of renovation immediately upon their acquisition or in the future following expiration of a lease or otherwise. We may acquire properties that we plan to extensively renovate. We may also acquire properties that we expect to be in good condition only to discover unforeseen defects and problems that require extensive renovation and capital expenditures. In addition, we will be required to make ongoing capital improvements and replacements and may need to perform significant renovations from time to time to reposition properties in the rental market. Our homes have infrastructure and appliances of varying ages and conditions. Consequently, we expect that our Manager will routinely retain independent contractors and trade professionals to perform physical repair work and we will be exposed to all of the risks inherent in property renovation, including potential cost overruns, increases in labor and materials costs, delays by contractors in completing work, delays in the timing of receiving necessary work permits, certificates of occupancy and poor workmanship. Although we do not expect that renovation difficulties on any individual property will be significant to our overall results, if our assumptions regarding the costs or timing of renovation across our portfolio prove to be materially inaccurate, our earnings and distributable cash may be adversely affected.

We may be subject to unknown or contingent liabilities or restrictions related to properties that we acquire for which we may have limited or no recourse.

Assets and entities that we have acquired or may acquire in the future, including our Initial Portfolio acquired in the Formation Transactions, may be subject to unknown or contingent liabilities for which we may have limited or no recourse against the sellers. Unknown or contingent liabilities might include liabilities for or with respect to liens attached to properties, unpaid real estate tax, utilities or homeowners’ association, or HOA, charges for which a subsequent owner remains liable, clean-up or remediation of environmental conditions or code violations, claims of customers, vendors or other persons dealing with the acquired entities and tax liabilities. Purchases of single-family properties acquired at auction, in short sales, from lenders or in bulk purchases typically involve few or no representations or warranties with respect to the properties and may allow us limited or no recourse against the sellers. Such properties also often have unpaid tax, utility and HOA liabilities for which we may be obligated but fail to anticipate. As a result, the total amount of costs and expenses that we may incur with respect to liabilities associated with acquired properties and entities may exceed our expectations, which may adversely affect our operating results and financial condition. Additionally, these properties may be subject to covenants, conditions or restrictions that restrict the use or ownership of such properties, including prohibitions on leasing. We may not discover such restrictions during the acquisition process and such restrictions may adversely affect our ability to operate such properties as we intend.

Our operating performance is subject to risks associated with the real estate industry that could reduce the rent we receive, decrease the value of our properties and adversely affect our financial condition.

Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease cash available for dividends as well as the value of our properties. These events include:

•                  adverse changes in national or local real estate, economic and demographic conditions;

•                  vacancies or our inability to rent our homes on favorable terms or at favorable rental rates;

•                  adverse changes in financial conditions of buyers, sellers and tenants of properties;

•                  inability to collect rent from residents;

•                  reduced demand for single-family home rentals and changes in the relative popularity of properties and neighborhoods;

•                  increased supply of single-family homes and availability of financing;

•                  increases in expenses, including insurance costs, labor costs, energy prices, real estate assessments and other taxes and costs of compliance with laws, regulations and governmental policies to the extent that we are unable to pass on these increases to our residents;

•                  the effects of rent controls, stabilization laws and other laws or covenants regulating rental rates; and

•                  changes in, and changes in enforcement of, laws, regulations and governmental policies, including health, safety, environmental, rental property, zoning and tax laws, governmental fiscal policies and the Americans with Disabilities Act of 1990.

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. If we cannot operate our properties to meet our financial expectations, our financial condition, results of operations, cash flow, per share trading price of our common stock, ability to satisfy our debt service obligations and ability to pay dividends to you could be adversely affected.

Short-term leases of residential property may expose us to the effects of declining market rents.

We anticipate that substantially all of our leases will be of a duration of less than two years and will be one year in the majority of cases. Because these leases permit the residents to leave at the end of the lease term without penalty, our rental revenues may be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves costs such as restoring the properties, marketing costs and lower occupancy levels. Because we have a very limited operating history, we cannot accurately predict our turnover rate or the associated costs we will incur.

Our revenue and expenses are not directly correlated, and because a large percentage of our costs and expenses are fixed, we may not be able to adapt our cost structure to offset declines in our revenue.

Most of the expenses associated with our business, such as acquisition costs, renovation and maintenance costs, real estate taxes, HOA fees, personal and property taxes, insurance, utilities, personnel costs and benefits and other general corporate expenses are fixed and do not necessarily decrease with a reduction in revenue from our business. Our assets are also prone to depreciation and will require a significant amount of ongoing capital expenditures. Our expenses and ongoing capital expenditures will also be affected by inflationary increases and certain of our cost increases may exceed the rate of inflation. By contrast, as described above, our rental income will be affected by many factors beyond our control such as the availability of alternative rental housing and economic conditions in our target markets. As a result, we may not be able to fully offset rising costs and capital spending by raising rents, which could have a material adverse effect on our results of operations and cash available for distribution. In addition, state and local regulations may require us to maintain properties that we own, even if the cost of maintenance is greater than the value of the property or any potential benefit from renting the property.

Our portfolio consists of properties that are geographically concentrated and any adverse developments in local economic conditions, the demand for single-family rental homes in these markets or natural disasters may negatively affect our operating results.

Our portfolio consists of properties that are geographically concentrated in Arizona, California, Florida, Georgia, Nevada, North Carolina, Ohio and Texas. As such, we are susceptible to local economic conditions, other regulations, the supply of and demand for single-family rental properties and natural disasters in these areas. If there is a downturn in the local economies, an oversupply of or decrease in demand for single-family rental properties in these markets or natural disasters in these geographical areas, our business could be materially adversely affected to a greater extent than if we owned a real estate portfolio that was more geographically diversified. Many of our properties are located in markets that have experienced a significant decline in home prices and it may take longer for housing prices to recover in those markets.

A significant number of our residential properties are part of HOAs and we and our residents are subject to the rules and regulations of such HOAs, which may be arbitrary or restrictive, and violations of such rules may subject us to additional fees and penalties and litigation with such HOAs, which would be costly.

A significant number of the properties in our portfolio are located within HOAs, which are private entities that regulate the activities of and levy assessments on properties in a residential subdivision. HOAs in which we own properties may have or enact onerous or arbitrary rules that restrict our ability to renovate, market or lease our properties or require us to renovate or maintain such properties at standards or costs that are in excess of our planned operating budgets. Such rules may include requirements for landscaping, limitations on signage promoting a property for lease or sale, or the use of specific construction materials used in renovations. Some HOAs also impose limits on the number of property owners who may rent their homes, which if met or exceeded, would cause us to incur additional costs to resell the property and opportunity costs of lost rental income. Many HOAs impose restrictions on the conduct of occupants of homes and the use of common areas and we may have residents who violate HOA rules and for which we may be liable as the property owner. The boards of directors of the HOAs in which we own properties may not make important disclosures about the properties or may block our access to HOA records, initiate litigation, restrict our ability to sell our properties, impose assessments or arbitrarily change the HOA rules. We may be unaware of or unable to review or comply with HOA rules before purchasing a property and any such excessively restrictive or arbitrary regulations may cause us to sell such property at a loss, prevent us from renting such property or otherwise reduce our cash flow from such property, which would have an adverse effect on our returns on the property.

We may be subject to losses that are uninsurable, not economically insurable or in excess of our insurance coverage.

Our properties may be damaged by adverse weather conditions and natural disasters such as earthquakes, tsunamis, wind, hail, floods, landslides and fires. In addition, our properties may be subject to environmental liabilities and we will be exposed to personal liability for accidents which may occur on our properties. Our insurance may not be adequate to cover all damages or losses from these events, or it may not be economically prudent to purchase insurance for certain types of losses, such as hurricanes or earthquakes. As a result, we may incur significant costs in the event of adverse weather conditions and natural disasters or events which result in damage or injury. We may not carry or may discontinue certain types of insurance coverage on some or all of our properties if the cost of premiums for such insurance in our judgment exceeds the value of the coverage discounted for the risk of loss. Because we tend to concentrate ownership in target markets, if we own numerous properties in an area affected by a natural disaster or similar catastrophic event, it could damage or destroy a substantial portion of our properties, and expose us to liabilities to our affected residents to immediately repair or replace their leaseholds on non-economic terms. If we experience losses that are uninsured or exceed policy limits, we could incur significant uninsured costs or liabilities, lose the capital invested in the properties, and lose the anticipated future cash flows from those properties. In addition, our environmental or personal liability may result in losses substantially in excess of the value of the related property.

New or existing laws, regulations and covenants that are applicable to our properties, including permit, license and zoning requirements, may adversely affect our ability to make future acquisitions or renovations, result in significant costs or delays and adversely affect our growth strategy.

Our properties are subject to various covenants and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers or HOAs, may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations. Among other things, these restrictions may relate to fire and safety, seismic, asbestos cleanup or hazardous material abatement requirements. Existing regulatory policies may adversely affect the timing or cost of our future acquisitions or renovations, and additional regulations may increase such delays or result in additional costs. Our failure to obtain permits, licenses and zoning approvals on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

We are subject to tenant relief laws that may negatively affect our rental income and profitability.

Distressed properties that we purchase at auction are often occupied and may require us to evict the prior occupant of the premises. As landlord, we will also regularly be in the situation of having to evict residents who are not paying their rent or are otherwise in material violation of the terms of their leases. Eviction activities will impose legal and managerial expenses that will raise our costs. The eviction process is typically subject to legal barriers, mandatory “cure” policies and other sources of expense and delay. Additionally, state and local landlord-tenant laws may impose legal duties to assist tenants in relocating to new housing, or restrict the landlord’s ability to recover certain costs or charge tenants for damage. Because such laws vary by state and locality, our regional and local property managers will need to be familiar with and take all appropriate steps to comply with all applicable landlord-tenant laws, and we will need to incur supervisory and legal expenses to insure such compliance. To the extent that we do not comply with state or local laws, we may be subjected to civil litigation filed by individuals, class action claims or claims by state or local law enforcement.

Class action, tenant rights and consumer demands and litigation may result in increased expenses and harm our financial results.

There are numerous tenants’ rights and consumer rights organizations throughout the country that operate in our target markets, and as we grow in scale, we may attract attention from some of these organizations and become a target of legal demands or litigation. Many such consumer organizations have become more active and better funded in connection with mortgage foreclosure-related issues, and with the large settlements identified above and the increased market for single-family rentals arising from displaced homeownership, some of these organizations may shift their litigation, lobbying, fundraising and grass roots organizing activities to focus on landlord- tenant issues. While we intend to conduct our business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one state or multiple states to attempt to bring claims against us on a class action basis for damages or injunctive relief. We cannot anticipate what form such legal actions might take, or what remedies they may seek. Additionally, these organizations may lobby local county and municipal attorneys or state attorneys general to pursue enforcement or litigation against us, or may lobby state and local legislatures to pass new laws and regulations to constrain our business operations. If they are successful in any such endeavors, they could directly limit and constrain our business operations, and may impose on us significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions.

Poor resident selection and defaults by renters may negatively affect our financial performance and reputation.

Our success depends in large part upon our ability to attract and retain qualified residents. This will depend, in turn, upon our ability to screen applicants, identify good residents and avoid residents who may default. We will inevitably make mistakes in our selection of residents, and we may rent to residents whose default on our leases or failure to comply with the terms of the lease or HOA regulations negatively affect our financial performance, reputation and the quality and value of our properties. For example, residents may default on payment of rent, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, make use of our properties for illegal purposes, damage or make unauthorized structural changes to our properties which may not be fully covered by security deposits or insurance, refuse to leave the property when the lease is terminated, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors or eyesores, fail to comply with HOA regulations, sublet to less desirable individuals in violation of our leases, or permit unauthorized persons to live with them. Defaulting residents are often effectively judgment-proof. The process of evicting a defaulting resident from a family residence can be adversarial, protracted and costly. Furthermore, some residents facing eviction may damage or destroy the property. Damage to our properties may significantly delay re-leasing after eviction, necessitate expensive repairs or impair the rental income or value of the property, resulting in a lower than expected rate of return. In addition, we will incur turnover costs associated with re-leasing the properties such as marketing and brokerage commissions and will not collect revenue while the property sits vacant. Although our Manager attempts to work with residents to prevent such damage or destruction, there can be no assurance that our Manager will be successful. Such residents cause us not to achieve our financial objectives for the properties in which they live, may subject us to liability, and may damage our reputation with our other residents and in the communities where we do business.

Declining real estate valuations and impairment charges could adversely affect our earnings and financial condition.

Our success depends upon our ability to acquire rental properties at attractive valuations, such that we can earn a satisfactory return on the investment primarily through rental income and secondarily through increases in the value of the properties. If we overpay for properties or if their value subsequently drops or fails to rise because of market factors, we will not achieve our financial objectives.

We periodically review the value of our properties to determine whether their value, based on market factors, projected income and generally accepted accounting principles, has permanently decreased such that it is necessary or appropriate to take an impairment loss in the relevant accounting period. Such a loss would cause an immediate reduction of net income in the applicable accounting period and would be reflected in a decrease in our balance sheet assets. The reduction of net income from impairment losses could lead to a reduction in our dividends, both in the relevant accounting period and in future periods. Even if we do not determine that it is necessary or appropriate to record an impairment loss, a reduction in the intrinsic value of a property would become manifest over time through reduced income from the property and would therefore affect our earnings and financial condition.

A prolonged economic slowdown or a lengthy or severe recession or stagnation or decline in home values could impair our assets and harm our operations.

The risks associated with our business are more severe during periods of economic slowdown or recession. For example, the ability of residents to pay their rent typically depends on the income or assets of the residents. During an economic slowdown, unemployment rises and increasing numbers of residents have difficulty making payments on their obligations, including rent. Any sustained period of increased payment delinquencies or defaults could adversely affect our revenues, results of operations, financial condition, business prospects and ability to make distributions to stockholders. Thus any prolonged economic slowdown or a lengthy or severe recession, whether caused by global unrest, acts or threats of terrorism, breakdowns in the financial system or otherwise, could impair our assets or the performance of our assets and harm our operations.

Title defects and eminent domain could lead to material losses on our investments in our target assets.

Although we currently intend to acquire title insurance on the majority of our residential properties when it is available, we will also acquire a number of our homes on an “as is” basis at auctions, without the benefit of title insurance prior to closing. Increased scrutiny of title matters, particularly in the case of foreclosures, could lead to legal challenges with respect to the validity of the sale. In the absence of title insurance, the sale may be rescinded and we may be unable to recover our purchase price, resulting in a complete loss. Title insurance obtained subsequent to purchase offers little protection against discoverable defects because they are typically excluded from such policies. Although our Manager utilizes various policies, procedures and practices to assess the state of title prior to purchase, there can be no assurance that these policies and procedures will be completely effective, which could lead to a material if not complete loss on our investment in such properties. In addition, even if we are able to acquire title insurance on a property, the insurance may not cover all defects and/or the significant legal costs associated with obtaining clear title.

Our title to a property, especially those acquired at auction, may be challenged for a variety of reasons including allegations of defects in the foreclosure process. Title insurance may not prove adequate in these instances. It is also possible that governmental authorities may exercise eminent domain to acquire land on which our properties are built. Any such exercise of eminent domain would allow us to recover only the fair value of the affected property. Our acquisition strategy is premised on the concept that this “fair value” will be substantially less than the real value of the property for a number of years, and we could effectively have no profit potential from properties acquired by the government through eminent domain. Several cities are also exploring proposals to use eminent domain to acquire mortgages to assist homeowners to remain in their homes, potentially reducing the supply of single-family properties in our markets.

We are currently involved in a variety of legal actions and administrative proceedings as a result of which we may incur significant costs.

We are currently involved in a variety of legal actions and administrative proceedings that arise from time to time in the ordinary course of business. These matters include eviction proceedings and other landlord-tenant disputes, challenges to title and ownership rights (including actions brought by prior owners alleging wrongful foreclosure by their lender or servicer) and issues with local housing officials arising from the condition or maintenance of the property. While we intend to vigorously defend any non-meritorious claim or proceeding, no assurance can be given that we will not incur significant costs or be subject to material losses as a result.

Increasing real estate taxes, HOA fees and insurance costs may negatively affect our financial results.

As a result of our substantial real estate holdings, the cost of real estate taxes and insuring our properties is a significant component of our expenses. In addition, a significant portion of the properties in our portfolio are subject to HOAs, which have the power to increase monthly charges and make assessments for capital improvements and common area repairs. Real estate taxes, HOA fees and insurance premiums are subject to significant increases, which can be outside of our control. If the costs associated with real estate taxes, HOA fees and assessments or insurance should rise significantly and we are unable to raise rents to offset such increases, our results of operations would be negatively impacted.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business we acquire and store sensitive data, including intellectual property, our proprietary business information and personally identifiable information of our prospective and current residents, our employees and third-party service providers in our branch offices and on our networks and website. The secure processing and maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage to our reputation, which could adversely affect our results of operations and competitive position.

As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We may be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after our initial public offering. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting.

We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may become subject to investigation or sanctions by the SEC. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, if we take advantage of the exemptions contained in the JOBS Act. We will remain an “emerging growth company” for up to five years after our initial public offering, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 31. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. In addition, to comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

We may not be able to effectively manage our growth, which requires significant resources, and our results may be adversely affected.

Over 75% of the assets in our portfolio were purchased within the past 12 months, and we plan to continue our rapid acquisition strategy, which requires significant resources and attention from our Manager and may affect our financial performance. Our future operating results depend upon our ability to effectively manage this rapid growth, which is dependent, in part, upon the ability of our Manager to:

•                  stabilize and manage a rapidly increasing number of properties and resident relationships while maintaining a high level of customer service and building and enhancing our brand;

•                  identify and supervise an increasing number of suitable third parties and internal offices on which our Manager relies to provide certain services to our properties;

•                  continue to improve our operational and financial controls and reporting procedures and systems; and

•                  scale our technology and other infrastructure platforms to adequately service new properties.

We cannot assure you that our Manager will be able to achieve these results or that we may otherwise be able to manage our growth effectively. Any failure to do so may have an adverse effect on our business and financial results.

There are risks inherent in valuing large acquisitions, including the Formation Transactions, that may adversely affect our financial results.

We determine the fair market value of properties we acquire as part of large portfolios, including the properties we acquired in the Formation Transactions, based on a number of estimates and assumptions. We did not obtain opinions of fair value from independent third party appraisers for the properties acquired through the Formation Transactions, nor do we typically obtain such appraisals for our bulk purchases. The estimates and assumptions we use when we make bulk purchases may prove incorrect or there may be unknown or unforeseen liabilities associated with the properties that could result in the fair market value of the properties being materially lower than our estimate.

Additionally, if we suffer harm as a result of the sellers of large portfolios breaching any of the representations, warranties or covenants made by them in the documents governing the Formation Transactions, we may not be fully indemnified or have other recourse against them. Further, to the extent that we do have any claims at law or equity against them for such breaches, we cannot assure you that we will be able to obtain or enforce a judgment in our favor. Therefore, any breaches of their representations, warranties or covenants could adversely affect the value of the properties we acquired in the Formation Transactions and our financial results.

Our financial results during our ramp-up period may not be reflective of our earnings potential.

Our near-term financial results as we ramp up and rapidly expand our portfolio may not be representative of our future potential. Until we are able to fully deploy the proceeds of our initial public offering, we will invest such funds in interest bearing accounts and short-term, interest bearing securities, with lower yield than we would expect to receive once these funds have been fully invested in our core single family residential properties. In addition, because a significant portion of our Initial Portfolio was acquired within the past 12 months and we expect to experience rapid growth going forward, we will have a greater percentage of our portfolio invested in assets in the process of stabilization than we would expect to have as a more mature operation. It will take time and significant cash resources to renovate, reposition and lease these properties in the process of stabilization. As a result, newly acquired properties will remain unproductive for some period and will reduce our overall financial performance. Our Manager has also incurred and will continue to incur additional reimbursable expenses to expand our operations, systems and infrastructure to support our growth.

Risks Related to Our Relationship with Our Manager

We are dependent upon our Manager, our Manager’s operating subsidiary and their key personnel, who provide services to us through the management agreement and the property management and acquisition services agreement, and we may not find suitable replacements if these agreements are terminated or these key personnel leave our Manager or our Manager’s operating subsidiary or otherwise become unavailable to us.

We have no employees and no separate facilities. Instead, we are completely dependent upon our Manager and our Manager’s operating subsidiary, which have significant discretion as to the implementation and execution of our investment and operating policies and business strategies. Our success depends upon the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of our Manager and our Manager’s operating subsidiary. The departure of any of the officers or key personnel of our Manager or our Manager’s operating subsidiary could have a material adverse effect on our performance.

Our Manager and our Manager’s operating subsidiary are not obligated to dedicate any specific personnel exclusively to us. Some of the officers of our Manager or Manager’s operating subsidiary have significant responsibilities for the other business of Pine River and as a result, these individuals may not always be willing or able to devote sufficient time to the management of our business.

The initial terms of the management agreement with our Manager and the property management and acquisition services agreement with our Manager’s operating subsidiary only extend until December 19, 2015 and December 19, 2013, respectively. If these agreements are terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

We are dependent upon Pine River and its personnel, but cannot be assured of their continuing availability.

Our Manager has entered into a shared services and facilities agreement with Pine River pursuant to which Pine River provides our Manager with a portion of our Manager’s personnel, services and resources necessary for our Manager to perform its obligations and responsibilities under the management agreement. Because we are not a party to the shared services and facilities agreement, we will not have any recourse against Pine River if it does not fulfill its obligations under the shared services and facilities agreement or if Pine River and our Manager choose to amend or terminate the shared services and facilities agreement.

Our Manager and certain of its affiliates may have interests that diverge from the interests of our stockholders.

We are subject to conflicts of interest arising out of our relationship with our Manager, our Manager’s operating subsidiary, Pine River, Provident and each of their affiliates. Our Manager is a joint venture owned by Pine River and Provident. Each of Brian C. Taylor (a director), Thomas Siering (a director) and Timothy O’Brien (our General Counsel and Secretary) is a partner and owner of equity interests in Pine River. Irvin R. Kessler (a director) is the managing member and owner of equity interests in Provident. These individuals, as well as our other executive officers and the employees of our Manager and its affiliates on whom we rely, could make substantial profits as a result of investment opportunities allocated to entities other than us. As a result, these individuals could pursue transactions that may not be in our best interest, which could have a material adverse effect on our operations.

After the end of the exclusivity periods with our Manager and our Manager’s operating subsidiary, our Manager and our Manager’s operating subsidiary may manage other single-family real estate portfolios, which may result in conflicts of interest that could have an adverse effect on our business.

The management agreement and the property management and acquisition services agreement each provide that our Manager and our Manager’s operating subsidiary, as applicable, may only manage single-family real estate portfolios that are owned by us, our subsidiaries and any future joint venture in which we are an investor prior to December 19, 2015. After the expiration of this exclusivity period, however, our Manager and our Manager’s operating subsidiary will be free to manage single-family real estate portfolios owned by others. Our Manager and our Manager’s operating subsidiary have developed and will continue to develop expertise, systems and relationships with third parties with respect to the acquisition, management and leasing of single-family real estate in our target markets. If our Manager and our Manager’s operating subsidiary or another entity affiliated with these individuals were to manage other residential assets in the future, they may leverage the expertise and skills garnered as our Manager or our Manager’s operating subsidiary to compete directly with us for acquisition opportunities, financing opportunities, residents and in other aspects of our business, which could have an adverse effect on our business. Neither our Manager nor our Manager’s operating subsidiary have any fiduciary duties to us and there is no assurance that any conflicts of interest will be resolved in favor of our stockholders.

We believe that the success of our business requires a significantly higher level of hands-on day-to-day attention from our Manager and our Manager’s operating subsidiary. If our Manager and our Manager’s operating subsidiary were to manage other residential assets in the future, they would have less time available to devote to our business and may be unable to effectively allocate their time and other resources among multiple portfolios. Accordingly, the quality of services provided to us by our Manager or our Manager’s operating subsidiary could decline, which could adversely impact all aspects of our business, including our growth prospects, resident retention, occupancy and/or our results of operations.

The management agreement with our Manager and the property management and acquisition services agreement with our Manager’s operating subsidiary were not negotiated on an arm’s-length basis and may not be as favorable to us as if they had been negotiated with unaffiliated third parties.

The management agreement with our Manager and the property management and acquisition services agreement with our Manager’s operating subsidiary were negotiated between related parties, and their terms, including fees payable to our Manager and our Manager’s operating subsidiary, may not be as favorable to us as if they had been negotiated with unaffiliated third parties. The terms of these agreements and similar agreements may not solely reflect your best interest and may be overly favorable to the other party to such agreements including in terms of the substantial compensation to be paid to these parties under these agreements. Further, we may choose not to enforce, or to enforce less vigorously, our rights under the management agreement or the property management and acquisition services agreement because of our desire to maintain our ongoing relationships with our Manager, our Manager’s operating subsidiary, Pine River and Provident.

Our Manager may assign its obligations under the management agreement to its affiliates, who may not have the same expertise or provide the same level of service as our Manager.

Under the management agreement, our Manager may subcontract and assign its responsibilities under the agreement to any of its affiliates, or it may assign the management agreement to any of its affiliates without the approval of our independent directors. Although our Manager has informed us that it has no current intention to effect such an assignment, if there is such an assignment or transfer, the assignee may not have comparable operational expertise, have sufficient personnel, or manage our company as well as our Manager.

Under our management agreement, our Manager has a contractually defined duty to us rather than a fiduciary duty, which may cause our Manager to devote fewer resources to managing us than if it had a statutory duty.

Under the management agreement, our Manager maintains a contractual as opposed to a fiduciary relationship with us which limits our Manager’s obligations to us to those specifically set forth in the management agreement. The ability of our Manager (or its personnel) and its officers and employees to engage in other business activities may reduce the time our Manager spends managing us. In addition, unlike for directors, there is no statutory standard of conduct under the Maryland General Corporation Law, or the MGCL, for officers of a Maryland corporation. Instead, officers of a Maryland corporation, including officers who are employees of our Manager, are subject to general agency principals, including the exercise of reasonable care and skill in the performance of their responsibilities, as well as the duties of loyalty, good faith and candid disclosure.

Our Manager and its employees and members have a conflict of interest because the advisory management fee is based on our fully diluted market capitalization, not our financial performance, and because our Manager passes through most of its costs and expenses to us regardless of performance or efficiency.

Our Manager is entitled to receive an advisory management fee that is based on the market capitalization of our common stock at the end of each quarter, regardless of our financial performance. Accordingly, significant advisory management fees will be payable to our Manager even if we experience losses. The advisory management fee structure gives our Manager the incentive to maximize market capitalization by the issuance of new common stock and the expansion of our scale of operations, regardless of the effect of this action on existing stockholders. In other words, the advisory management fee structure rewards our Manager primarily based on the equity value of our company, and not based on our returns to stockholders. Our advisory management fee structure rewards our Manager for issuances of common stock in the future, even if the net proceeds of such offerings cannot be invested in single-family properties with attractive yield characteristics. Any such offering would dilute our earnings and reduce distributions to our then-existing stockholders, but would provide economic benefits to our Manager. In addition, our Manager has an economic incentive to fund future growth through the issuance of equity capital as opposed to employing debt. Although the use of debt would be expected to increase returns on equity, which might make our stock price rise and, consequently, increase our market capitalization, debt financing would not be expected to have the same direct and immediate impact on advisory management fees as equity financing.

In addition to the risk that our Manager may have financial incentives to take actions that are contrary to the interests of our stockholders, there is a risk that our advisory management fee structure does not provide adequate incentives to ensure that our Manager will devote its time and efforts to contain costs and maximize distributable cash. Because market capitalization can be increased through additional sales of common stock at reduced prices that provide new investors with an appropriate yield, there is a significant risk that our Manager could receive higher levels of compensation despite a failure to maximize distributable cash or achieve an attractive yield for our investors.

Pursuant to the management agreement we must pay all costs and expenses of our Manager incurred in providing services to us except for certain expressly defined employee costs. Pursuant to the property management and acquisition services agreement, we must pay all costs and expenses incurred on our behalf in the operation of our Manager’s operating subsidiary, including all personnel costs. The right of our Manager and our Manager’s operating subsidiary to such reimbursement reduces their incentive to negotiate favorable contracts with third parties and minimize costs and expenses in operating our business, which could negatively affect our financial results.

Our management agreement requires us to pay our Manager a substantial fee in the event of a termination of the management agreement, which may adversely affect our inclination to end our relationship with our Manager.

Termination of the management agreement with our Manager without cause is difficult and costly. The term “cause” is limited to certain specifically described circumstances. The management agreement provides that, in the absence of cause, we may only terminate it upon the vote of at least two-thirds of all of our independent directors and after giving 180 days’ notice and providing our Manager with an opportunity to remedy any unsatisfactory performance.

Additionally, upon a termination by us without cause (or upon a termination by our Manager due to our material breach), the management agreement requires us to pay our Manager a termination payment equal to 4.5% of the daily average of our fully diluted market capitalization in the quarter preceding such termination. This provision increases the effective cost to us of terminating our relationship with our Manager, even if we believe that our Manager’s performance is not satisfactory.

Our Manager is only contractually committed to serve us until December 19, 2015. Thereafter, the management agreement is automatically renewed on an annual basis; provided, however, that our Manager may terminate the management agreement annually upon 180 days’ prior notice. If the management agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

The liability of our Manager, Pine River and Provident are limited under the management agreement, and we have agreed to indemnify our Manager and its affiliates and advisers, including Pine River and Provident, against certain liabilities. As a result, we could experience poor performance or losses for which our Manager, Pine River and Provident would not be liable.

Pursuant to the management agreement, our Manager does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager and its officers, stockholders, members, managers, personnel and directors, any person controlling or controlled by our Manager and any person providing sub-advisory services to our Manager (which include Pine River and Provident) will not be liable to us, any of our subsidiaries, any of our directors, stockholders or partners or any subsidiary’s stockholders, members or partners for acts or omissions performed in accordance with or pursuant to the management agreement, except by reason of acts constituting reckless disregard of our Manager’s duties under the management agreement that have a material adverse effect on us, bad faith, fraud, willful misconduct or gross negligence, as determined by a final non-appealable order of a court of competent jurisdiction. We have agreed to indemnify our Manager and its affiliates, including Pine River and Provident, with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of such indemnified parties not constituting reckless disregard of our Manager’ duties under the management agreement that have a material adverse effect on us, bad faith, fraud, willful misconduct or gross negligence. As a result, if we experience poor performance or losses, our Manager would not be liable.

Our board of directors has approved very broad investment guidelines and we do not expect the board to review or approve each acquisition decision made by our Manager.

Our board of directors periodically reviews and updates our investment guidelines and also reviews our portfolio of residential real estate and short-term investments, but it does not review or approve specific property acquisitions. Our Manager has great latitude within the broad parameters of the investment guidelines set by our board of directors in determining our acquisition strategies, which could result in net returns that are substantially below expectations or that result in material losses.

Our board of directors may change any of our strategy or investment guidelines, financing strategy or debt policies without stockholder consent.

Our board of directors may change any of our strategies, policies or procedures with respect to property acquisitions and divestitures, asset allocation, growth, operations, indebtedness, financing and distributions at any time without the consent of stockholders, which could result in our acquiring properties that are different from, and possibly riskier than, the types of single-family residential real estate investments described in this Annual Report. These changes could adversely affect our financial condition, risk profile, results of operations, the market price of our common stock and our ability to make distributions to stockholders.

Risks Related to Our Common Stock

Sales of common stock in the future may have adverse effects on our share price.

Subject to applicable law, our board of directors has the authority, without further stockholder approval, to issue additional authorized shares of common stock and preferred stock (or securities which are convertible or exchangeable for common stock or preferred stock) on the terms and for the consideration it deems appropriate. We cannot predict the effect, if any, of future sales of our common stock, or the effect, if any, of the availability of shares for future sales, on the market price of our common stock. We may expand the scale of our operations and may utilize the proceeds of future equity offerings to accomplish that strategy. To the extent the proceeds of any future equity offering are invested in residential assets that have less favorable yield characteristics than our then existing portfolio, our stockholders will suffer dilution in their yield and distributable cash per share.

As of December 31, 2012, Two Harbors, former members of the Provident Entities, or the Prior Provident Investors, and certain of their affiliates beneficially owned an aggregate of approximately 64% of the company. Shares distributed or issued to Two Harbors stockholders or Prior Provident Investors are subject to a lock-up period expiring March 13, 2013, except for shares distributed or issued to our directors and officers, which will be subject to a lock-up expiring June 11, 2013 and shares distributed or issued to Irvin R. Kessler or any partners of Pine River, which will be subject to a lock up expiring December 13, 2013, subject to certain exceptions. Following such expirations, these shares will be freely transferable without restriction. The market price of our common stock may decline significantly when the restrictions on resale by certain of our stockholders lapse. Pursuant to certain registration rights agreements, we intend to file registration statements registering the distribution by Two Harbors and the resale by Prior Provident Investors of common stock issued in connection with the Formation Transactions.  Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the market price for our common stock.

The trading volume and market price of our common stock may be volatile and could decline substantially in the future.

We cannot assure stockholders that the market price of our common stock will not fluctuate or decline significantly in the future, including as a result of factors unrelated to our operating performance or prospects. Some of the factors that could negatively affect the market price or increase the volatility of our common stock include:

•                  our actual or projected operating results, financial condition, cash flows and liquidity or changes in business strategy or prospects;

•                  actual or perceived conflicts of interest with our Manager, our Manager’s operating subsidiary or their affiliates and individuals, including our executives;

•                  equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;

•                  actual or anticipated accounting problems;

•                  publication of research reports about us or the real estate industry;

•                  changes in market valuations of similar companies;

•                  adverse market reaction to any increased indebtedness we incur in the future;

•                  additions to or departures of our Manager’s or our Manager’s operating subsidiary’s key personnel;

•                  speculation in the press or investment community;

•                  our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;

•                  increases in market interest rates, which may lead investors to seek alternative investments paying higher dividends or interest, or to demand a higher distribution yield for our common stock, if we have begun to make distributions to our stockholders, and which would result in increased interest expense on our variable rate debt, if any;

•                  failure to maintain our REIT qualification;

•                  price and volume fluctuations in the stock market generally; and

•                  general market and economic conditions, including the current state of the credit and capital markets.

We have not established a minimum distribution payment level and we cannot assure you of our ability to pay distributions in the future.

We are generally required to distribute to our stockholders at least 90% of our taxable income each year in order to qualify as a REIT under the Code, which requirement we currently intend to satisfy through quarterly cash distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this Annual Report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, financial condition, maintenance of our REIT qualification and other factors that our board of directors may deem relevant from time to time. As a result, no assurance can be given that we will be able to make distributions to our stockholders at any time or that the level of any distributions will achieve any specific market yield or will increase or be maintained over time. Any failure to achieve expected distributions could materially and adversely affect the price of our common stock.

We may employ debt in the future which could expose us to additional risks, may impair our ability to pay dividends and may adversely affect the market price of our common stock.

If we incur indebtedness in the future to fund our growth or operations, it is likely that the instruments governing such indebtedness will contain covenants restricting our operating flexibility. We may incur debt that is secured by all or a portion of the residences in our portfolio. We will bear the costs and fees associated with any such incurrence and ongoing interest expense that will reduce the amount of funds available to common stockholders. Because our decision to issue debt will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future incurrence and any such incurrence could reduce the market price of our common stock.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We currently qualify as an “emerging growth company” as defined in the JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Risks Related to Our Organization and Structure

Certain provisions of Maryland law could inhibit changes in control, preventing our stockholders from realizing a potential premium over the market price of our stock in a proposed acquisition.

Certain provisions of the MGCL may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. We are subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting capital stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting capital stock, provided that our board of directors did not approve in advance the transaction by which the stockholders otherwise would have become an interested stockholder) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our board of directors and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding shares of our voting capital stock; and (2) two-thirds of the votes entitled to be cast by holders of voting capital stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super-majority vote requirements do not apply if our common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has by resolution exempted business combinations between us and any other person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person), and between us and Pine River, Provident, Two Harbors, or any of their respective affiliates, without the need for additional board approval.

The “control share” provisions of the MGCL provide that “control shares” of a Maryland corporation (defined as shares which, when aggregated with other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquiror of control shares, our officers and our personnel who are also our directors. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

The “unsolicited takeover” provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain provisions if we have a class of equity securities registered under the Exchange Act (which we have) and at least three independent directors. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide the holders of shares of common stock with the opportunity to realize a premium over the then current market price. Our charter contains a provision whereby we have elected to be subject to the provisions of Title 3, Subtitle 8 of the MGCL relating to the filling of vacancies on our board of directors.

Our authorized but unissued shares of common and preferred stock may prevent a change in our control.

Our charter authorizes our board of directors to issue additional authorized but unissued shares of common or preferred stock. In addition, our board of directors may, without stockholder approval, amend our charter to increase the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may establish a series or class of shares of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for our shares of common stock or otherwise be in the best interest of our stockholders.

Risks Related to Our Taxation as a REIT

If we do not qualify as a REIT or fail to remain qualified as a REIT, we will be subject to federal income tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.

If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal (and applicable state and local) income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. Dividends paid to our stockholders would not be deductible by us in computing our taxable income and would be taxable to our stockholders under the rules generally applicable to corporate distributions. The corporate tax liability arising from this inability to deduct dividends paid could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT. The rule disqualifying us from taxation as a REIT following a loss of REIT status would also apply to us if Two Harbors fails to qualify as a REIT, and we are treated as a successor to Two Harbors for federal income tax purposes.

Dividends payable by REITs do not generally qualify for the reduced tax rates available for some dividends.

The federal income tax rate on certain corporate dividends paid to individuals and other non-corporate taxpayers is at a reduced rate of 15% or 20%, depending on the recipient’s income. Dividends paid by REITs to individuals and other non-corporate stockholders are not generally eligible for the reduced rate. This may cause investors to view REITs investments to be less attractive than non-REIT investments, which in turn may adversely affect the value of stock of REITs, including our common stock.

REIT distribution requirements could adversely affect our economic performance.

We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, in order to comply with REIT requirements. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount required under the Code. We intend to make distributions to our stockholders to comply with the REIT requirements of the Code.

Compliance with the REIT distribution requirements may hinder our ability to grow, which could adversely affect the value of our common stock. Furthermore, we may find it difficult or impossible to meet distribution requirements in certain circumstances. The requirement to distribute most of our taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be used to make future acquisitions or capital expenditures or (iv) make a taxable distribution of our shares as part of a distribution in which stockholders may elect to receive shares or cash, in order to comply with REIT requirements. These alternatives could adversely affect our economic performance.

If the initial tax basis that we established for our assets is challenged by the IRS, we may have to distribute additional amounts in order to satisfy the REIT distribution requirements.

We established our initial tax basis in the assets received in the Formation Transactions in part by reference to the trading price of our common stock. The IRS could assert that our initial tax basis is less than the amount determined by us (or is a carryover basis). If the IRS were successful in sustaining such an assertion, this would result in decreased depreciation deductions and increased gain on any asset dispositions, and thus increased taxable income, as compared to the amounts we had originally calculated and reported. This could result in our being required to distribute additional amounts in order to maintain our REIT status and avoid corporate taxes and also could result in our owing interest and penalties.

The stock ownership limit imposed by the Code for REITs and our charter may restrict our business combination opportunities.

In order for us to maintain our qualification as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year following our first year. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Our charter provides that, unless exempted by our board of directors, no person may own more than 9.8% of the aggregate value of our outstanding capital stock. Our board may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine. The ownership limits imposed by the tax law are based upon direct or indirect ownership by “individuals,” but only during the last half of a tax year. The ownership limits contained in our charter key off of the ownership at any time by any “person,” which term includes entities. These ownership limitations in our charter are common in REIT charters and are intended to provide added assurance of compliance with the tax law requirements and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we qualify for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, we could, in certain circumstances, be required to pay an excise tax or penalty tax (which could be significant in amount) in order to utilize one or more of the relief provisions under the Code to maintain our qualification as a REIT. In addition, in order to meet the REIT qualification requirements or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of “dealer property,” we may hold some of our assets or conduct activities through subsidiary corporations that will be subject to corporate-level income tax at regular rates (a “taxable REIT subsidiary,” or TRS). In addition, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate level tax liability. Any of these taxes would decrease cash available for distribution to our stockholders.

Furthermore, the Code imposes a 100% tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We will structure our transaction with any TRS on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurances, however, that we will be able to avoid application of the 100% tax.

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer (other than a TRS), and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

We may in the future choose to pay dividends in our own stock, in which case our stockholders may be required to pay income taxes in excess of the cash dividends they receive.

We may in the future distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder, but subject to a limitation on the amount of cash that may be distributed. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend, whether received as cash or shares of our common stock, as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

Under a previously applicable Revenue Procedure, 90% of taxable cash/stock dividends of a REIT could be paid in stock. It is unclear whether and to what extent we will be able to pay taxable dividends in cash and stock. Moreover, various aspects of such a taxable cash/stock dividend are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock dividends or assert that the requirements for such taxable cash/stock dividends have not been met.

The REIT rules relating to prohibited transactions could affect our disposition of assets and adversely affect our profitability.

From time to time, we may choose to transfer or dispose of some of the properties in our portfolios. A REIT’s net income from “prohibited transactions” is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business, or “dealer property.” We intend to conduct our activities so as not to generate prohibited transaction income. However, the avoidance of this tax on prohibited transactions could cause us to undertake less substantial sales of property than we would otherwise undertake in order to maximize our profits. In addition, we may have to sell numerous properties to a single or a few purchasers, which could cause us to be less profitable than would be the case if we sold properties on a property-by-property basis.

If the Operating Partnership fails to qualify as a partnership for federal income tax purposes, we could fail to qualify as a REIT and suffer other adverse consequences.

We believe that the Operating Partnership is organized and operates in a manner so as to be treated as a partnership and not an association or a publicly traded partnership taxable as a corporation, for federal income tax purposes. As a partnership, the Operating Partnership is not subject to federal income tax on its income. Instead, each of the partners is allocated its share of the Operating Partnership’s income. No assurance can be provided, however, that the IRS will not challenge the Operating Partnership’s status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership as an association or publicly traded partnership taxable as a corporation for federal income tax purposes, we could fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, could cease to qualify as a REIT. Also, the failure of the Operating Partnership to qualify as a partnership would cause it to become subject to federal corporate income tax, which would reduce significantly the amount of its cash available for distribution to its partners, including us.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•                  part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominantly held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;

•                  part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock; and

•                  part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under the Code may be treated as unrelated business taxable income.

Qualifying as a REIT involves highly technical and complex provisions of the Code and a violation of these provisions could jeopardize our REIT status.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT may depend in part on the actions of third parties over which we may have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for federal income tax purposes.

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.

The present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules relating to REITs are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in frequent statutory changes and revisions to regulations and interpretations. Revisions in federal tax laws and interpretations thereof could adversely affect us or cause us to change our investments and commitments and affect the tax considerations of an investment in us.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

The following table provides a summary of our portfolio of single-family properties as of December 31, 2012:

Market	Number of Properties	Aggregate Cost Basis (1) (thousands)	Average Cost Basis Per Property (thousands)	Average Age (in years) (2)	Average Square Footage	Number of Leased Properties	Number of Vacant Properties (3)	Average Monthly Rent for Leased Properties (4)
Phoenix	1,002	$127,308	$127	17.9	1,717	592	410	$1,041
Tampa	816	99,779	122	21.9	1,675	401	415	1,261
Atlanta	607	67,674	111	14.9	2,089	313	294	1,191
Northern CA (5)	256	43,323	169	40.6	1,418	113	143	1,457
Las Vegas	213	27,255	128	13.4	1,742	77	136	1,151
Tucson	186	14,334	77	38.8	1,343	112	74	828
Southern CA (6)	149	18,161	122	38.6	1,364	13	136	1,208
Orlando	90	13,001	144	18.0	1,889	71	19	1,318
Charlotte	60	7,181	120	9.7	2,035	12	48	1,058
Dallas	26	2,546	98	17.8	1,784	1	25	1,250
Totals	3,405	$420,562	$124	21.7	1,727	1,705	1,700	$1,148

(1)                                  Aggregate cost includes all capitalized costs, determined in accordance with GAAP, incurred through December 31, 2012 for the acquisition, stabilization, and significant post-stabilization renovation of properties, including land, building, possession costs and renovation costs.  Aggregate cost does not include accumulated depreciation.  At completion of the Formation Transactions, Silver Bay Property’s properties were recorded at an aggregated carryover net book value cost basis because Silver Bay Property is our predecessor.  The Provident Entities’ properties aggregated cost basis was $117.9 million, which represents the fair market value of properties at the formation date due to the contribution of Provident Entities’ property being considered an acquisition subject to purchase accounting for accounting purposes.

(2)                                  As of December 31, 2012, approximately 29% of the properties in the combined portfolio were less than 10 years old, 27% were between 10 and 20 years old, 16% were between 20 and 30 years old, 15% were between 30 and 40 years old, 5% were between 40 and 50 years old, and 8% were more than 50 years old.

(3)                                  A significant portion of the properties were purchased within the last six months and are still undergoing stabilization. We define stabilized properties as those that we have acquired, renovated, marketed and leased for the first time. Properties acquired with in-place leases are considered stabilized. Total number of vacant properties includes properties in the process of stabilization as well as those available for lease.

(4)                                  Average monthly rent for leased properties was calculated as the average of the contracted monthly rent for all leased properties as of December 31, 2012. To date, rent concessions have been utilized on a limited basis and have not had a significant impact on our average monthly rent. If the use of rent concessions or other leasing incentives increases in the future, they may have a greater impact by reducing the average monthly rent we receive from leased properties.

(5)                                  Northern California market currently consists of Contra Costa, Napa, Sacramento and Solano counties.

(6)                                  Southern California market currently consists of Colton, Riverside and San Bernardino counties.

The following table summarizes our stabilized properties and those owned six months or longer as of December 31, 2012:

	Stabilized Properties					Properties Owned at Least Six Months
Market	Number of Stabilized Properties (1)	Properties Leased	Properties Vacant	Occupancy Rate	Average Monthly Rent for Leased Stabilized Properties (2)	Properties Owned 6 Months or Longer	Properties Leased	Properties Vacant	Occupancy Rate	Average Monthly Rent for Properties Owned at Least Six Months (3)
Phoenix	648	592	56	91%	$1,041	551	481	70	87%	$1,030
Tampa	409	401	8	98%	1,261	426	359	67	84%	1,258
Atlanta	318	313	5	98%	1,191	302	243	59	80%	1,185
Northern CA	113	113	—	100%	1,457	52	35	17	67%	1,554
Las Vegas	81	77	4	95%	1,151	101	57	44	56%	1,155
Tucson	112	112	—	100%	828	78	76	2	97%	828
Southern CA	13	13	—	100%	1,208	21	10	11	48%	1,209
Orlando	72	71	1	99%	1,318	52	51	1	98%	1,357
Charlotte (4)	12	12	—	100%	1,058	—	—	—	—	—
Dallas (4)	1	1	––	100%	1,250	—	—	—	—	—
Totals	1,779	1,705	74	96%	$1,148	1,583	1,312	271	83%	$1,143

(1)             We define stabilized properties as those that we have acquired, renovated, marketed and leased for the first time. Properties acquired with in-place leases are considered stabilized.

(2)             Average monthly rent for leased stabilized properties was calculated as the average of the contracted monthly rent for all leased stabilized properties as of December 31, 2012. To date, rent concessions have been utilized on a limited basis and have not had a significant impact on our average monthly rent. If the use of rent concessions or other leasing incentives increases in the future, they may have a greater impact by reducing the average monthly rent we receive from leased properties.

(3)             Average monthly rent for properties owned at least six months was calculated as the average of the contracted monthly rent for all properties owned at least six months as of December 31, 2012. To date, rent concessions have been utilized on a limited basis and have not had a significant impact on our average monthly rent. If the use of rent concessions or other leasing incentives increases in the future, they may have a greater impact by reducing the average monthly rent we receive from leased properties.

(4)             As of December 31, 2012, there were no properties owned six months or longer in these markets.

Item 3.    Legal Proceedings.

From time to time, we are party to claims and routine litigation arising in the ordinary course of our business. We do not believe that the results of any such claims or litigation individually, or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the NYSE, under the symbol “SBY” since December 14, 2012. Below is a summary of the high and low prices for our common stock since the date of our initial public offering, as reported on the NYSE:

	High	Low

December 14, 2012 — December 31, 2012	$19.84	$18.00

On December 31, 2012, the last reported sale price of our common stock as reported on the NYSE was $18.83 per share.

Holders

As of February 28, 2013, we had approximately 168 holders of record of our common stock.  However, because many of our common shares are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of our common stock than record holders.  As of February 28, 2013, there were two holders (other than our company and subsidiaries) of common units in the Operating Partnership.  The common units are redeemable for cash or, at our election, shares of our common stock on a one-for-one basis, subject to applicable adjustments.

To assist us in complying with the limitations on the concentration of ownership of a REIT imposed by the Code, our charter prohibits, with certain exceptions, any stockholder from beneficially or constructively owning more than 9.8% by value or number of shares, whichever is more restrictive, of our outstanding shares of common stock, or 9.8% by value or number of shares, whichever is more restrictive, of our outstanding capital stock. Our board of directors may, in its sole discretion, waive the 9.8% ownership limit with respect to a particular stockholder. Our board has adopted a resolution providing for the exemption of Two Harbors and certain of its affiliates from the ownership limits in connection with the Formation Transactions, which will allow them to own up to 49% of our stock.

Dividends

We did not declare or pay any cash dividends on our common stock during the year ended December 31, 2012.

We intend to make quarterly distributions to our common stockholders. U.S. federal income tax law requires that a REIT distribute annually at least 90% of its net taxable income, excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income, including capital gains.

Dividends and other distributions will be authorized by our board of directors in its sole discretion out of funds legally available therefor and will be dependent upon a number of factors, including actual results of operations, restrictions under Maryland law and our financial condition.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2012 with respect to shares of our common stock that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding stock awards	Weighted-average exercise price of outstanding stock awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	—	—	760,482
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	760,482

•Table of Contents

Unregistered Sales of Equity Securities

On August 27, 2012, in connection with our organization, we issued 1,000 shares of our common stock to our Manager for total consideration of $1,000 in cash in order to provide for our initial capitalization. Such issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, pursuant to Section 4(2) thereof.  On December 19, 2012, we repurchased these shares from our Manager for a total of $1,000.

In connection with the Formation Transactions, we issued an aggregate of 23,917,642 shares of common stock and 27,459 common units in the Operating Partnership with an aggregate value of approximately $443.0 million, based on the initial public offering price of $18.50, to affiliates of Two Harbors and Provident. In addition, we issued to Two Harbors 1,000 shares of our cumulative redeemable preferred stock with a $1 million aggregate liquidation preference in connection with the Formation Transactions. The issuance of such shares and common units was effected in reliance upon exemptions from registration provided by Section 4(2) of the Securities Act.

Use of Proceeds from Registered Securities

On December 19, 2012, we closed our initial public offering in which we sold 13,250,000 shares of our common stock, par value $0.01 per share, at a price to the public of $18.50 per share, and on January 7, 2013, the underwriters exercised their overallotment option in full and we sold an additional 1,987,500 shares at the price to the public of $18.50 per share. The aggregate offering price for all shares sold in the offering was approximately $281.9 million. The offer and sale of all of the shares in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-11 (File No. 333-183838), which was declared effective by the SEC on December 13, 2012. The offering commenced as of December 13, 2012 and did not terminate before all of the securities registered in the registration statement were sold. Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and J.P. Morgan Securities LLC, acted as the underwriters. We raised approximately $263.3 million in net proceeds (including the closing of the underwriters’ overallotment option on January 7, 2013 by which we received net proceeds of approximately $34.8 million) after deducting underwriting discounts and commissions of approximately $14.8 million and other offering expenses of approximately $3.7 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

The proceeds from the initial public offering have been used as follows (1) approximately $5.3 million was used to make cash payments to certain of the Prior Provident Investors in connection with the Formation Transactions, (2) approximately $3.7 million was used to pay for expenses associated with the offering and (3) the remainder has been retained to purchase single-family properties, to renovate such properties for rental and for working capital purposes. There have been no material differences between the actual use of proceeds and intended use of proceeds as originally described in the initial public offering. Pending these uses, we may invest the net proceeds in short-term, investment-grade interest-bearing securities such as money market funds, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended December 31, 2012, we repurchased 1,000 shares of our common stock issued to our Manager in connection with our initial capitalization.  The shares were repurchased for $1,000.

Item 6.                                                         Selected Financial Data.

Our selected financial data set forth below should be read in conjunction with our consolidated financial statements and the accompanying notes included under Item 8 of this Annual Report on Form 10-K.  Our 2012 consolidated financial results include Silver Bay Property since it commenced formal operations and the Provident Entities since December 19, 2012, the date we acquired those entities. As a consequence, our financial results for 2012 may not be indicative of future performance as they largely reflect the operations of Silver Bay Property, which began formal operations in February 2012 when it began acquiring single-family properties, and includes 12 days of results for the more stabilized portfolio of the Provident Entities.

Year Ended December 31, 2012
(Amounts in thousands except other data)

Statement of Operations Data:
Revenue:
Rental income	$3,584
Other income	32
Total revenue	3,616
Expenses:
Property operating and maintenance	1,971
Real estate taxes	1,273
Home owner’s association fees	391
Property management	459
Depreciation and amortization	2,003
Advisory management fee - affiliates	2,159
General and administrative	881
Total expenses	9,137
Net loss	$(5,521)

Per Common Share and Share Information:
Loss per share (1) - basic and diluted:
Net loss attributable to common shares	$(0.04)
Weighted average common shares outstanding	37,328,213

As of December 31, 2012
Balance Sheet Data:
Net investment in real estate	$418,693
Cash and cash equivalents	228,139
Escrow deposits (2)	19,727
Tenant security deposits	2,266
Other assets	8,477
Total assets	677,302
Total liabilities	16,889
10% cumulative redeemable preferred stock	1,000
Total equity	659,413

As of December 31, 2012
Other Data:
Total properties owned	3,405
Average monthly rent per leased property	$1,148
Stabilized Properties (3):
Stabilized properties owned	1,779
Stablized leased properties	1,705
Occupancy percentage	96%
Properties Owned for at Least Six Months:
Properties owned for at least six months	1,583
Leased properties owned for at least six months	1,312
Occupancy percentage	83%

(1)                                 Silver Bay calculated the 2012 loss per share only for the period its common stock was outstanding during the year, referred to as the post-formation period.   Prior to its initial public offering and formation transactions, Silver Bay did not have any publicly issued common stock. The formation transactions closed on December 19, 2012, therefore Silver Bay has defined the post-formation period to be the date of the formation transactions through December 31, 2012, or 12 days of activity.

(2)                                 Escrow deposits include refundable and non-refundable cash and earnest money on deposit with the Manager’s operating subsidiary and certain third party property managers for property purchases and renovation costs, certain municipalities for property purchases, and earnest money deposits.

(3)                                 We define stabilized properties as those that we have acquired, renovated, marketed and leased for the first time. Properties acquired with in-place leases are considered stabilized.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This report, including the following Management’s Discussion and Analysis of Financial Conditions and Results of Operations, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under “Special Note Regarding Forward-Looking Statements” included in this report. In addition, our actual results could differ materially from those projected in such forward-looking statements as a result of the factors discussed under “Special Note Regarding Forward-Looking Statements” as well as the risk factors described in Item 1A, “Risk Factors,” of this report.

Overview

We are an externally-managed Maryland corporation focused on the acquisition, renovation, leasing and management of single-family properties in selected markets in the United States. Our principal financial objective is to generate attractive risk-adjusted returns for our stockholders over the long term, primarily through dividends and secondarily through capital appreciation. We generate virtually all of our revenue by leasing our portfolio of single-family properties. We currently own single-family properties in Arizona, California, Florida, Georgia, Nevada, North Carolina, Ohio and Texas.  We view our target markets as desirable because we believe they have an oversupply of properties that can be acquired at attractive prices, favorable demographics and long-term economic trends and healthy demand for rental properties.

Silver Bay Realty Trust Corp. was incorporated in Maryland in June 2012. Silver Bay Realty Trust Corp. conducts its business and owns all of its properties through the Operating Partnership. Silver Bay Realty Trust Corp.’s wholly owned subsidiary is the sole general partner of the Operating Partnership. Silver Bay Realty Trust Corp. has no material assets or liabilities other than its investment in the Operating Partnership. As of December 31, 2012, Silver Bay Realty Trust Corp. owned, through a combination of direct and indirect interests, 99.9% of the partnership interests in the Operating Partnership.

We intend to elect to qualify as a real estate investment trust, or REIT, for U.S. federal tax purposes, commencing with the portion of our taxable year ended December 31, 2012.  We believe that our organization and method of operation will enable us to meet the requirements for qualification and taxation as a REIT. As a REIT, we generally will not be subject to federal income tax on the taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state and local taxes on our income or property. In addition, the income of any taxable REIT subsidiary, or TRS, that we own will be subject to taxation at regular corporate rates.

We are externally managed by our Manager. We rely on our Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business as we have no employees of our own. Our Manager is a joint venture of Pine River and Provident, and our Manager and its operating subsidiary together provide us with a comprehensive suite of investment, acquisition and property management services, utilizing the combined expertise of Pine River and Provident.

Background of Our Manager, Silver Bay Property and the Provident Entities

Our Manager was formed on December 22, 2011 as a joint venture between Pine River and Provident. Our Manager’s operating subsidiary was formed by our Manager on January 30, 2012.

Our Predecessor, was an indirect, wholly owned subsidiary of Two Harbors.  In the first quarter of 2012, our Predecessor began acquiring a portfolio of single family properties to rent for income and to hold for investment. We acquired our Predecessor upon consummation of the Formation Transactions, and our operations represent the continuation of our Predecessor.

The Provident Entities are five limited liability companies for which Provident served as managing member until the completion of our initial public offering. As early entrants into the large scale single family property rental market, the Provident Entities acquired a portfolio of approximately 880 single family properties between September 2009 and March 2012, with approximately two-thirds of the properties purchased in calendar years 2011 and 2012. We acquired the Provident Entities upon consummation of the Formation Transactions.

Property Portfolio

As of December 31, 2012, we owned 3,405 single-family properties in the following markets:

			Average Cost
		Aggregate Cost	Basis Per		Average	Number of		Average Monthly
	Number of	Basis (1)	Property	Average Age	Square	Leased	Number of Vacant	Rent for Leased
Market	Properties	(thousands)	(thousands)	(in years) (2)	Footage	Properties	Properties (3)	Properties (4)
Phoenix	1,002	$127,308	$127	17.9	1,717	592	410	$1,041
Tampa	816	99,779	122	21.9	1,675	401	415	1,261
Atlanta	607	67,674	111	14.9	2,089	313	294	1,191
Northern CA (5)	256	43,323	169	40.6	1,418	113	143	1,457
Las Vegas	213	27,255	128	13.4	1,742	77	136	1,151
Tucson	186	14,334	77	38.8	1,343	112	74	828
Southern CA (6)	149	18,161	122	38.6	1,364	13	136	1,208
Orlando	90	13,001	144	18.0	1,889	71	19	1,318
Charlotte	60	7,181	120	9.7	2,035	12	48	1,058
Dallas	26	2,546	98	17.8	1,784	1	25	1,250
Totals	3,405	$420,562	$124	21.7	1,727	1,705	1,700	$1,148

(1)                                     Aggregate cost includes all capitalized costs, determined in accordance with GAAP, incurred through December 31, 2012 for the acquisition, stabilization, and significant post-stabilization renovation of properties, including land, building, possession costs and renovation costs.  Aggregate cost does not include accumulated depreciation.  At completion of the Formation Transactions, Silver Bay Property’s properties were recorded at an aggregated carryover net book value cost basis because Silver Bay Property is our predecessor.  The Provident Entities’ properties aggregated cost basis was $117.9 million, which represents the fair market value of properties at the formation date due to the contribution of Provident Entities’ property being considered an acquisition subject to purchase accounting for accounting purposes.

(2)                                     As of December 31, 2012, approximately 29% of the properties in the combined portfolio were less than 10 years old, 27% were between 10 and 20 years old, 16% were between 20 and 30 years old, 15% were between 30 and 40 years old, 5% were between 40 and 50 years old, and 8% were more than 50 years old.

(3)                                     A significant portion of the properties were purchased within the last six months and are still undergoing stabilization. We define stabilized properties as those that we have acquired, renovated, marketed and leased for the first time. Properties acquired with in-place leases are considered stabilized. Total number of vacant properties includes properties in the process of stabilization as well as those available for lease.

(4)                                     Average monthly rent for leased properties was calculated as the average of the contracted monthly rent for all leased properties as of December 31, 2012. To date, rent concessions have been utilized on a limited basis and have not had a significant impact on our average monthly rent. If the use of rent concessions or other leasing incentives increases in the future, they may have a greater impact by reducing the average monthly rent we receive from leased properties.

(5)                                     Northern California market currently consists of Contra Costa, Napa, Sacramento and Solano counties.

(6)                                     Southern California market currently consists of Colton, Riverside and San Bernardino counties.

Factors likely to affect Silver Bay Results of Operations

Our results of operations and financial condition will be affected by numerous factors, many of which are beyond our control. The key factors we expect to impact our results of operations and financial condition include our pace of acquisitions and ability to deploy our capital, the time and cost required to stabilize a newly acquired property and convert the same to rental, rental rates, occupancy levels, rates of resident turnover, our expense ratios and capital structure.

Industry Outlook

The current housing market environment across our core markets in Arizona, California, Florida, Georgia, Nevada, North Carolina, Ohio and Texas remains highly attractive for single-family property acquisition and rental. Pricing remains attractive, supply strong and demand for housing is growing.

In 2012, housing prices increased in all of our markets, ranging from mid-single digit annual increases to as high as 23% in Phoenix. Headline housing prices were roughly flat sequentially in the fourth quarter across our markets. Since the end of 2012 we have seen continued strength in housing prices across most markets, particularly in the distressed segment as competition for REO (real estate owned) and foreclosure sales remains strong. Nevertheless, pricing remains significantly below peak pricing and we believe housing in our markets is significantly undervalued relative to historical measures of income and replacement cost.

MSA(1) HOME PRICE APPRECIATION (“HPA”)
Market	HPA (Peak to Trough)(2)	HPA (Peak to Current)	HPA (prior 12 months)	HPA (Prior 3 months)
Phoenix	-53%	-41%	23%	3%
Tucson	-43%	-37%	9%	-1%
Northern CA (3)	-61%	-55%	14%	5%
Southern CA (4)	-54%	-48%	11%	4%
Jacksonville	-41%	-34%	8%	4%
Orlando	-56%	-47%	11%	2%
Southeast FL (5)	-54%	-47%	9%	1%
Tampa	-49%	-44%	6%	1%
Atlanta	-34%	-27%	6%	-1%
Charlotte	-17%	-12%	5%	-1%
Las Vegas	-60%	-54%	15%	3%
Columbus, OH	-19%	-13%	5%	-1%
Dallas	-15%	-9%	4%	0%
Houston	-14%	-6%	4%	1%
NATIONAL	-33%	-27%	8%	0%

Source: Corelogic as of December 31, 2012

(1)         “MSA” means Metropolitan Statistical Areas, which is generally defined as one or more adjacent counties or county equivalents that have at least one urban core area of at least a 50,000-person population, plus adjacent territory that has a high degree of social and economic integration with the core as measured by commuting ties

(2)         Peak refers to highest historical home prices in a particular market. Trough refers to lowest home prices in a particular market since the peak

(3)         MSA used for Northern California is Fairfield-Vallejo, which most closely approximates the geographic area in which we purchase homes in Northern California. This MSA is comprised of Solano County and the most populous cities in the MSA are Vallejo, Fairfield, Vacaville, Suisun and Benicia

(4)         MSA used for Southern California is Riverside-San Bernardino-Ontario. This MSA is comprised of Riverside and San Bernardino Counties and the most populous cities in the MSA are Riverside, San Bernardino, Fontana and Moreno

(5)         MSA used for Southeast FL is Fort Lauderdale-Pompano Beach-Deerfield Beach

The supply of homes available for sale that meet our criteria is large and the shadow inventory pipeline remains robust. Based on data from the Mortgage Bankers Association we estimate that as of the third quarter 2012 there were more than 5 million mortgages in some form of delinquency or foreclosure or over 11% of all mortgages. This is roughly double normalized levels. However, competition for this inventory from individuals and institutions has continued to strengthen as we have seen shrinking inventories in certain markets like Phoenix, Las Vegas and California. Certain markets in Florida continue to have elevated levels of supply and a large backlog of foreclosures in the pipeline due in part to the state’s judicial foreclosure process.

On the demand side, we believe demographic factors are favorable to our business model. Household formations continued to increase in the fourth quarter to approximately 1.0 million annualized and when combined with tight credit availability should lead to continued strong demand for single-family rental homes.

While new building activity has begun to increase, we believe significant under-investment in residential housing over the past six years coupled with deliberate home demolitions will create upward pressure on prices and rents as demand exceeds supply. We expect this will take time and will be uneven across markets but believe pricing will eventually revert to replacement cost.

Highlights of 2012

Our formal operations commenced with the purchase of our first residential properties in the first quarter of 2012.   From February 2012 through December 19, 2012, we acquired 2,467 residential properties. Concurrently with our initial public offering, we completed the Formation Transactions, pursuant to which we acquired the Provident Entities and the portfolio of single-family properties held by them totaling 881 residential properties.  From December 19, 2012 through December 31, 2012, we acquired an additional 57 residential properties. At December 31, 2012, we owned 3,405 residential properties, of which 1,705 were leased.   Because it typically takes up to six months from the time we acquire residential properties to leasing and the collection of rental income under a lease agreement, we did not have significant operations for 2012.

Our Predecessor was capitalized with contributions during the year of approximately $324.0 million, which were used to acquire and renovate residential properties. We completed our initial public offering in December 2012 in which we raised approximately $228.5 million in net proceeds. We had approximately $228.1 million in cash and cash equivalents at December 31, 2012.

Acquisitions and Stabilization

Our Manager’s ability to identify and acquire single family properties that meet our investment criteria will be affected by home prices in our target markets, the inventory of properties available through our acquisition channels and competition for our target assets.

As of December 31, 2012, many properties in our portfolio were still in the renovation and stabilization phases and are therefore not producing rental income.  Before an acquired property becomes an income producing asset, we must possess, renovate, market and lease the property.  We refer to this process as property stabilization. Our possession can be delayed for a multitude of reasons beyond our control, including applicable statutory rights of redemption, rescission rights and legal challenges to our ownership or unauthorized occupants living in the property at the time of purchase.  The typical stabilization period for our properties has ranged from three to six months depending on the factors discussed above. Through December 31, 2012, 74.2% of the properties of our Predecessor had been stabilized within six months of acquisition.

The following table summarizes the acquisition and stabilization activity of our Predecessor and us for 2012.  We believe this information is relevant because a significant portion of the portfolio is still in the acquisition or stabilization process:

	2012 Quarterly Results				Cumulative Total as of
	Mar. 31, 2012	June 30, 2012	Sep. 30, 2012	Dec. 31, 2012	Dec. 31, 2012

Acquisitions (1)	70	632	965	857	2,524
Newly-stabilized properties(2)	7	71	282	542	902

(1)                                 Represents the number of property acquisitions that were completed by quarterly period and the cumulative total owned at the end of the annual period. Fourth quarter acquisition numbers excludes the acquisition of the 881 properties owned by the Provident Entities.

(2)                                 Represents the number of properties stabilized by quarterly period, including properties acquired with in-place leases, which we consider stabilized on the date of acquisition. Stabilization numbers exclude the acquisition of the Provident Entities’ owned properties.

The following chart shows the pace of quarterly acquisitions by source of our Predecessor and us for 2012 and does not reflect accepted purchase agreements that have not yet closed or the acquisition of the properties owned by the Provident Entities:

For purposes of this chart:

“Broker” refers to a purchase of a single property directly from the owner, including REO, short sales and properties listed on a multiple listing service.

“Auction” refers to properties purchased at trustee or judicial auctions.

“Bulk” refers to purchases of more than one property in a single sale directly from the owner, often an investor group, bank, financial institution or governmental agency, and may include future acquisitions of entire legal entities holding single-family properties.

Results of Operations

We earn revenue primarily from rents collected from residents under lease agreements for our properties. The most important drivers of revenue (aside from portfolio growth) are rental and occupancy rates. Our revenue may be affected by macroeconomic, local and property level factors, including market conditions, seasonality, resident defaults or vacancies, timing of renovation activities and occupancy of properties and timing to re-lease vacant properties.

Operating expenses associated with the operations of our residential properties primarily include property insurance, utilities and lawn maintenance (until market ready), repairs and maintenance, real estate taxes and homeowner’s association fees. Our residential properties are managed by our Manager’s operating subsidiary or third-party property management companies. In conjunction with the completion of our initial public offering, we entered into a new property management agreement with our Manager’s operating subsidiary. See discussion on the property management agreement in Item 1, “Business — Management Agreements”.  As our properties are placed in service, we record depreciation and amortization expenses on a straight-line basis over the estimated useful life of the related assets.

Expenses associated with the overall operation of our business consists primarily of advisory management fees and general and administrative costs.  Since we have no employees, we rely on our Manager to oversee our operations.  Prior to our initial public offering, our Predecessor was allocated an annual management fee of 1.5% of contributed capital.  In conjunction with the completion of our initial public offering, we entered into a new advisory management agreement with our Manager as discussed in Item 1, “Business — Management Agreements”.  Our general and administrative expenses primarily consist of professional fees and services and compensation.

The following are our results of operations for the year ended December 31, 2012:

(amounts in thousands except share data)

Revenue:
Rental income	$3,584
Other income	32
Total revenue	3,616

Expenses:
Property operating and maintenance	1,971
Real estate taxes	1,273
Home owner’s association fees	391
Property management	459
Depreciation and amortization	2,003
Advisory management fee - affiliates	2,159
General and administrative	881
Total expenses	9,137
Net loss	(5,521)

Net loss attributable to noncontrolling interests - Operating Partnership	4
Net loss attributable to controlling interests	(5,517)
Preferred stock distributions	(3)
Net loss attributable to common stockholders	$(5,520)

Loss per share - basic and diluted (Note 8):
Net loss attributable to common shares	$(0.04)
Weighted average common shares outstanding	37,328,213

(1)         The Company calculated the 2012 loss per share only for the period its common stock was outstanding during the year, referred to as the post-formation period.   Prior to its initial public offering and formation transactions, Silver Bay did not have any publicly issued common stock. The Formation Transactions closed on December 19, 2012, therefore the Company has defined the Post-Formation period to be the date of the Formation Transactions through December 31, 2012, or 12 days of activity.

Revenue

We earned $3.6 million in revenue during 2012.  Our 2012 revenue is not representative of a full year of results because a substantial portion of our Predecessor’s properties did not generate revenue during the full year because they were either recently acquired or still in the stabilization phase. Additionally, our 2012 results include revenue from properties owned by the Provident Entities for only 12 days of activity, from the date of the Formation Transactions through year end.

The following table summarizes our stabilized properties and those owned six months or longer as of December 31, 2012:

	Stabilized Properties					Properties Owned at Least Six Months
Market	Number of Stabilized Properties (1)	Properties Leased	Properties Vacant	Occupancy Rate	Average Monthly Rent for Leased Stabilized Properties (2)	Properties Owned 6 Months or Longer	Properties Leased	Properties Vacant	Occupancy Rate	Average Monthly Rent for Properties Owned at Least Six Months (3)
Phoenix	648	592	56	91%	$1,041	551	481	70	87%	$1,030
Tampa	409	401	8	98%	1,261	426	359	67	84%	1,258
Atlanta	318	313	5	98%	1,191	302	243	59	80%	1,185
Northern CA	113	113	—	100%	1,457	52	35	17	67%	1,554
Las Vegas	81	77	4	95%	1,151	101	57	44	56%	1,155
Tucson	112	112	—	100%	828	78	76	2	97%	828
Southern CA	13	13	—	100%	1,208	21	10	11	48%	1,209
Orlando	72	71	1	99%	1,318	52	51	1	98%	1,357
Charlotte (4)	12	12	—	100%	1,058	—	—	—	—	—
Dallas (4)	1	1	––	100%	1,250	—	—	—	—	—
Totals	1,779	1,705	74	96%	$1,148	1,583	1,312	271	83%	$1,143

(1)                                     We define stabilized properties as those that we have acquired, renovated, marketed and leased for the first time. Properties acquired with in-place leases are considered stabilized.

(2)                                     Average monthly rent for leased stabilized properties was calculated as the average of the contracted monthly rent for all stabilized leased properties as of December 31, 2012. To date, rent concessions have been utilized on a limited basis and have not had a significant impact on our average monthly rent. If the use of rent concessions or other leasing incentives increases in the future, they may have a greater impact by reducing the average monthly rent we receive from leased properties.

(3)                                     Average monthly rent for properties owned at least six months was calculated as the average of the contracted monthly rent for all properties owned at least six months as of December 31, 2012. To date, rent concessions have been utilized on a limited basis and have not had a significant impact on our average monthly rent. If the use of rent concessions or other leasing incentives increases in the future, they may have a greater impact by reducing the average monthly rent we receive from leased properties.

(4)                                     As of December 31, 2012, there were no properties owned six months or longer in these markets.

As of December 31, 2012, we owned 1,779 stabilized properties in our portfolio, of which, 1,705 were leased, resulting in an occupancy rate of approximately 96% at an average monthly rent of $1,148.

As of December 31, 2012, we owned 1,583 properties that were at least six months owned or longer, of which 1,312 were leased resulting in an occupancy rate of approximately 83% at an average monthly rent of $1,143.

Expenses

Our ability to acquire, renovate, lease and maintain our portfolio in a cost-effective manner as well as manage our general and administrative expenses is a key driver of our ultimate success. Over time we believe that we will be able to achieve better economies of scale on most property related expenses, which include bad debt, property taxes, insurance, homeowner’s association fees, repairs and maintenance and for the costs for property management services such as renovating, marketing, leasing and maintaining our stabilized single-family properties. Certain of these expenses, however, are not subject to our control or benefits of scale, including homeowner’s association fees and real estate taxes. Variations in asset level returns will be due to a variety of factors, including location, age and condition of the property and the efficiency of our property management services. We are monitoring the following categories of expenses that we believe most significantly affect our results of operations.

Property Operating and Maintenance Expenses.  Property operating and maintenance expenses were $2.0 million for 2012 and include property insurance, utilities and lawn maintenance on market ready properties not leased as well as repairs and maintenance on leased properties.

Real Estate Taxes and Home Owner’s Association Fees.  Real estate taxes and home owner’s association fees are expensed once a property is market ready and were $1.3 million and $391,000, respectively, in 2012.

Property Management.  Renovating, marketing, leasing and maintaining our properties requires a robust property management services infrastructure that our Manager’s operating subsidiary provides to us. We utilize a hybrid approach for property management, using our Manager’s operating subsidiary’s internal teams in Phoenix and Atlanta (representing approximately half of our properties) and using third parties in our other markets.  Our Manager’s operating subsidiary is in the process of staffing an internal team in the Southeast Florida area, which we expect to be operational by the end of the first quarter in 2013.

Rather than compensating our Manager’s operating subsidiary with commissions or fees based on rental income as under our Predecessor’s prior management agreement, we reimburse all costs and expenses of our Manager’s operating subsidiary incurred on our behalf, including the compensation of its property management and acquisition staff, related overhead and payments to third party property managers. In addition to these costs, we pay a property management fee to our Manager’s operating subsidiary equal to 5% of certain compensation and overhead costs incurred as a result of providing services to us, which reduces the amount of the advisory management fee paid to our Manager by the same amount. This cost pass-through arrangement differs from the arrangement between our Manager’s operating subsidiary and our Predecessor, pursuant to which our Predecessor paid fees based on the number of homes acquired, leased and renovated by our Manager’s operating subsidiary in addition to compensation based on monthly rental income.

As a result of the pass-through arrangement under the property management and acquisition services agreement, the costs related to the property management and acquisition services provided in the markets where our Manager’s operating subsidiary uses an internal team are largely tied to the compensation and related overhead of our Manager’s operating subsidiary’s property management and acquisitions staff as opposed to a fee based upon rented properties. Property management and acquisition fees in markets where our Manager’s operating subsidiary uses third parties to perform services are based on our Manager’s operating subsidiary’s contractual arrangement with these third parties, which generally have one-year terms with month-to-month renewals. Certain third parties providing acquisition services are paid a commission based upon properties acquired on our behalf.  The third party property management arrangement is fee based on a percentage of rental income and other fees collected from our residents and, in some cases, fees for renovation oversight and leasing activities.

We incurred $459,000 in property management fees during 2012, $233,000 of which is attributable to the 12 days of 2012 after the Formation Transactions.   This increased annualized rate of property management fees compared to what our Predecessor incurred is due to the increased number of leased properties in the portfolio as a result of the acquisition of the Provident Entities and the beginning of payment of the pass-through expenses of our Manager’s operating subsidiary for markets it manages internally compared to our Predecessor’s prior arrangement of only paying property management fees based upon a percentage of rental income.

Depreciation and amortization.  Depreciation on acquired properties commences once property renovation is complete and the property is ready to be leased.   We incurred $2.0 million in 2012 in depreciation and amortization.   We expect depreciation expense will increase in future years as we continue to acquire additional properties.

Advisory Management Fee.  We rely on our Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business because we have no employees of our own.  Our Manager performs these services for us, and together with our Manager’s operating subsidiary, provides us with a comprehensive suite of investment, acquisition and property management services, utilizing the combined expertise of Pine River and Provident, as more fully described in Item 1, “Business  — Business Strategy”, “— Management Agreements” and  “— Our Manager”.  Prior to the Formation Transactions Two Harbors allocated a management fee to the Company based on 1.5% of contributed capital on an annualized basis.  After the completion of our initial public offering and Formation Transactions we now pay our Manager a quarterly advisory management fee equal to 0.375% (a 1.5% annual rate) of our average fully diluted market capitalization during the preceding quarter less any property management fee paid to our Manager’s operating subsidiary. During 2012, we incurred $2.2 million in advisory management fees, of which $1.8 million was incurred prior to the Formation Transactions and $0.4 million was incurred under our new agreement.

(in thousands)

	Full Year	Pre-formation	Post-formation
Advisory Fee	$2,159	$1,799	$360

As part of the Formation Transactions, the Company is required to make additional payments of cash to both Two Harbors and the prior members of the Provident Entities as additional purchase price consideration.  The total amount to be paid to Two Harbors and the Provident Entities is equal to 50% of the advisory management fee payable to the Manager during the first year after the Offering (before adjustment for any property management fees received by our Manager’s operating subsidiary), subject to an aggregate amount payable to Two Harbors of no more than $4.0 million. The additional cash payments are required to be made quarterly in conjunction with the payment of the advisory management fee and reduce the amounts payable to our Manager by the same amount.  The amounts to be individually paid to Two Harbors and the Provident Entities is based upon the relative values they each provided as part of the Formation Transactions, which were approximately 73.6% and 26.4% respectively.  As a result, during 2012, the prior members of the Provident Entities and Two Harbors earned $49,000 and $136,000, respectively, in additional consideration, and our Manager earned $175,000 in advisory management fees post-formation.

General and Administrative Expense.   General and administrative costs include those costs related to being a public company and costs incurred under the management agreement with our Manager. We rely on our Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business because we have no employees of our own. Our Manager performs these services for us, and together with our Manager’s operating subsidiary, provides us with a comprehensive suite of investment, acquisition and property management services. Under the management agreement, we will pay all costs and expenses of our Manager incurred in the operation of its business, including all costs and expenses of running the company, all compensation costs (other than for our Chief Executive Officer and personnel providing data analytics directly supporting the investment function), and all costs under the shared services and facilities agreement between our Manager and Pine River. We incurred $881,000 in general and administrative expenses during 2012 primarily related to professional fees for legal, audit and tax services. Of this amount, $308,000 of professional fees and other expenses were incurred prior to the Formation Transactions.  The remainder consisted of additional professional fees and other public company expenses of $466,000 and reimbursed compensation and other costs of our Manager of $94,000 and $13,000, respectively, incurred by us following the Formation Transactions. Of these amounts and any amounts incurred for reimbursement to our Manager’s operating subsidiary, approximately $45,000 related to the salaries and benefits of our named executive officers.

Income Taxes.  We intend to operate in a manner that will allow us to qualify for taxation as a REIT.  As a result of our expected REIT qualification, we do not generally expect to pay U.S. federal corporate level taxes. Many of the REIT requirements, however, are highly technical and complex.  If we were to fail to meet the REIT requirements, we would be subject to U.S. federal, state and local income taxes.

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make certain judgments and assumptions, based on information available at the time of our preparation of the financial statements, in determining accounting estimates used in preparation of the statements. Our significant accounting policies are described below:

Accounting estimates are considered critical if the estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made and if different estimates reasonably could have been used in the reporting period or changes in the accounting estimate are reasonably likely to occur from period to period that would have a material impact on our financial condition, results of operations or cash flows.

Real Estate Acquisition Valuation

Property acquired not subject to an existing lease is recorded at the purchase price, including acquisition costs, allocated between land and building based upon their fair values at the date of acquisition. Property acquired with an existing lease is recorded at fair value (which usually approximates the purchase price), allocated to land, building and the existing lease based upon their fair values at the date of acquisition, with acquisition costs expensed as incurred. Fair value is determined under the guidance of ASC 820, Fair Value Measurements and Disclosures, primarily based on unobservable market data inputs, which are categorized as Level 3 valuations. In making our estimates of fair value for purposes of allocating purchase price, we utilize our own market knowledge and published market data. We are currently utilizing information obtained from county tax assessment records to develop regional averages to allocate the fair value to land and building. The estimated fair value of acquired in-place leases are the costs we would have incurred to lease the property at the date of acquisition, based upon our current leasing activity.

Impairment of Real Estate

We evaluate our long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If an impairment indicator exists, we will compare the expected future undiscounted cash flows against the net carrying amount of a property. Significant indicators of impairment may include declines in homes values, rental rate and occupancy and significant changes in the economy. We plan to make our assessment at the individual property level because it represents the lowest level of cash flows. We will prepare our future undiscounted cash flow analysis using estimates based on current rental rates, renewals and occupancy and using inputs from our annual long-range planning process and historical performance. When preparing these estimates, we will consider each property’s historical results, current operating trends, current market conditions, anticipated future capital expenditures and remaining useful life. These estimates may be impacted by variable factors including inflation, expected rental rates, the general health of the economy and market competition. If the sum of the estimated undiscounted cash flows is less than the net carrying amount of the property, we will record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. To determine the estimated fair value, we will consider both recent comparable homes sales and the use of discounted projected future cash flows. The rates used to discount projected future cash flows will reflect a weighted average cost of capital that a market participant would incur.

Depreciation of Investment in Real Estate

Building depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which is generally 27.5 years, with no salvage value. The value of acquired in-place leases are amortized over the average remaining term of the respective in-place acquired lease, which is generally short term in nature (one or two years).

Revenue Recognition

We lease our single family residences under operating leases. The lease periods will generally be short-term in nature (one or two years) and reflect market rental rates.  Generally, credit investigations are performed for prospective residents and security deposits are obtained. Rental income, net of concessions, will be recognized on a straight-line basis over the term of the lease.

Capitalized Costs

We capitalize certain costs incurred in connection with successful property acquisitions and associated stabilization activities, including tangible property improvements and replacements of existing property components. Included in these capitalized costs are certain personnel costs associated with time spent by certain personnel in connection with the planning, execution and oversight of all capital additions activities at the property level as well as third party acquisition agreement fees. Indirect costs are allocations of certain department costs, including personnel costs that directly relate to capital additions activities. We also capitalize property taxes and homeowners’ association dues during periods in which property stabilization is in progress. We charge to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance, resident turnover costs and general and administrative expenses (see Investment in Real Estate in Note 2 to the consolidated financial statements in Item 8).

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act, or the JOBS Act, we meet the definition of an “emerging growth company.” We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. As a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 amends current guidance found in ASC 220, Comprehensive Income. ASU No. 2011-05 requires entities to present comprehensive income in either: (i) one continuous financial statement or (ii) two separate but consecutive statements that display net income and the components of other comprehensive income. Totals and individual components of both net income and other comprehensive income must be included in either presentation. ASU No. 2011-05 was adopted in 2012. The adoption of this update did not have an impact on our consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, which amends ASC 210, Balance Sheet.  This amendment enhances disclosures required by U.S. GAAP by requiring information about financial instruments and derivative instruments that are either (1) offset in accordance with ASC 210, Balance Sheet or ASC 815, Other Presentation Matters or (2) subject to an enforceable master netting arrangement or similar agreement.  ASU No. 2011-11 is effective for first interim or annual periods beginning on or after January 1, 2013.  We anticipate that adopting this ASU will not have a material impact on the Company’s consolidated financial statements.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, fund and maintain our assets and operations, and make distributions to our stockholders and other general business needs. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Our near-term liquidity requirements consist primarily of purchasing our target assets, renovating properties, funding our operations and making distributions to our stockholders.

Our 2012 consolidated financial results and cash flows include Silver Bay Property since it commenced formal operations and the Provident Entities since December 19, 2012, the date we acquired properties owned by the Provident Entities.   Future cash flows could be different than those reported for 2012.

Our liquidity and capital resources as of December 31, 2012 consisted of cash and cash equivalents of $228.1 million and escrow deposits of $19.7 million.  Escrow deposits primarily include refundable and non refundable cash and earnest money on deposit with the Operating Partnership and certain third party property managers for property purchases and renovation costs, certain municipalities for property purchases and earnest money deposits. As of December 31, 2012, for properties acquired through individual broker transactions that involve submitting a purchase offer, we had offers accepted to purchase residential properties for an aggregate amount of $9.2 million, however not all of these properties are certain to be acquired because properties may fall out of escrow through the closing process for various reasons. We believe that the cash provided by our operations combined with our current cash and cash equivalents will be adequate to fund any existing contractual obligations to purchase properties and the renovation of our portfolio of properties in 2013.

Operating Activities

Operating activities during 2012 provided $1.6 million primarily due to net working capital changes, offset by our net loss of $5.5 million.  Our working capital was affected by us prepaying certain insurance policies by year end as well as increasing accounts payable and accrued liabilities activity due to our growth and portfolio expansion.

Investing Activities

Cash used in investing activities in 2012 was $326.2 million and was primarily the result of us executing our acquisition and renovation strategies on newly acquired properties.  We used $276.7 million for property acquisitions and another $30.5 million on capital improvements.   The average acquisition price paid by our Predecessor on properties put into service as of December 31, 2012 was approximately $107,000. The average renovation cost per property approximated $16,000 or 15% of the purchase price.

The acquisition of properties involves the outlay of capital beyond payment of the purchase price, including payments for property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions and property taxes or homeowner’s association dues in arrears. Typically, these costs are capitalized as a component of the purchase price. We also make significant capital expenditures to renovate and maintain our properties to Silver Bay standards. Our ultimate success depends in part on our ability to make prudent, cost-effective decisions measured over the long term with respect to these expenditures.

As part of the Formation Transactions, we are required to make additional payments of cash to both Two Harbors and the prior members of the Provident Entities as additional purchase price consideration in the Formation Transactions.  The total amount to be paid to Two Harbors and the Provident Entities is equal to 50% of the advisory management fee payable to the Manager during the first year after the Offering, subject to an aggregate cap amount payable to Two Harbors of $4.0 million. As a result, we have recorded an estimated liability of $5.4 million as part of our Formation Transactions, including the Two Harbors’ component recorded at the remaining aggregate cap amount.  The Two Harbors’ portion has been reflected as part of other assets and the Provident Entities portion recorded as additional basis to the residential properties we acquired. The additional cash payments are required to be made quarterly in conjunction with the payment of the advisory management fee during 2013.

Financing Activities

Cash provided by financing activities in 2012 was $552.5 million and was primarily attributable to the net proceeds from our initial public offering and capital contributions of $324.0 million from our Predecessor as part of the Formation Transactions.  We received net proceeds from our offering of approximately $228.5 million, which amount is available to invest in residential properties and for other general corporate purposes.

In connection with the Formation Transactions, Two Harbors received 17,824,647 shares of our common stock and the prior members of the Provident Entities received 6,092,995 shares of our common stock valued at $18.50 per share, 27,459 common units valued at $18.50 per unit and approximately $5.3 million in cash.  For accounting purposes, our Predecessor was considered the acquiring or surviving entity in the Formation Transactions, meaning our balance sheet reflects the assets and liabilities of our Predecessor at historical cost and the ascribed value to the common shares issued to Two Harbors is equal to our Predecessor’s net equity at that date. The acquisition of the Provident Entities, on the other hand, was accounted for as an acquisition under the purchase method of accounting, meaning the assets and liabilities of the Provident Entities were recorded at the estimated fair value of the acquired assets and assumed liabilities, which represents the value of the common shares, common units and cash received.

The common units received by the former investors in the Provident Entities in connection with the Formation Transactions have the right to redeem all (but not less than all) of their common units for cash equal to the then-current value of an equal number of shares of our common stock, or, at the General Partner’s election on behalf of the Operating Partnership, to exchange their common units for shares of our common stock on a one-for-one basis, subject to certain adjustments and restrictions of ownership and transfer of our stock set forth in our charter. To the extent that we redeem the common units for cash, our liquidity will be decreased.

All of the residential properties acquired by our Predecessor were purchased with cash and none of these entities incurred any indebtedness in acquiring its residential portfolios. We did not incur any debt in connection with the acquisition of the Initial Portfolio or our initial public offering. In the future, we may incur indebtedness to various sources and are currently in discussions with potential lenders for a revolving credit facility that could be used to fund future acquisitions and renovations and provide us with additional working capital. As the stabilized portion of our portfolio grows, we expect to use debt in a manner consistent with multifamily REITs, which we view as using moderate leverage of 30-50%. This is not a near-term target. Our decision to use debt will be based on our Manager’s assessment of a variety of factors, including the cash flow generation capability of assets, the availability of credit on favorable terms, any prepayment penalties and restrictions on refinancing, the credit quality of our assets and our outlook for borrowing costs relative to the unlevered yields on our assets.

We have an obligation to pay dividends on our outstanding 10% cumulative redeemable preferred stock with a $1 million aggregate liquidation preference in preference to dividends paid on our common stock and must pay the full accrued dividend by June 30 of each year. As of December 31, 2012, we had not declared any preferred dividends.

To date, we have not declared any common stock dividends. We will elect to be treated as a REIT. As a REIT, under U.S. federal income tax law we will be required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. Subject to the requirements of the Maryland General Corporation Law, we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our board of directors, which in the aggregate approximately equal our net taxable income in the relevant year.  Future dividends payable are indeterminable at this time.

Initially, we intend to satisfy our near-term liquidity requirements, including purchasing our target assets, renovating properties and funding our operations with proceeds from our initial public offering, including the over-allotment, from our existing working capital and from cash provided by our operations. We believe our rental income net of operating expenses will generally provide cash inflows sufficient to fund our operations and declared dividend distributions. However, there may be times when we experience shortfalls which may cause us to seek additional financing to fund our operations or result in us not making dividend distributions. Should these shortfalls occur for lengthy periods of time or be material in nature, our financial condition may be adversely affected.

Our real estate assets are illiquid by their nature. Thus, a timely liquidation of assets might not be a viable source of short term liquidity should a cash flow shortfall arise that causes a need for additional liquidity. It could be necessary to source liquidity from other financing alternatives should any such scenario arise.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We have not participated in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Aggregate Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from certain contractual obligations:

(in thousands)	2013	Thereafter	Total
Purchase Obligations(1)	9,200	—	9,200
Total	$9,200	$—	$9,200

(1) Reflects accepted offers on purchase contracts for properties acquired through individual broker transactions that involve submitting a purchase offer. Not all of these properties are certain to be acquired as properties may fall out of escrow through the closing process for various reasons.

Under the management agreement, our Manager is entitled to receive an advisory management fee and the reimbursement of certain expenses. Under the property management and acquisition services agreement, our Manager’s operating subsidiary receives a property management fee and the reimbursement of certain expenses. See Item 1, “Business—Management Agreements.”

We are a party to contracts that contain a variety of indemnification obligations, including with brokers and underwriters. The maximum potential future payment amount we could be required to pay under these indemnification obligations may be unlimited.

Certain of our properties are located in communities that are subject to homeowner’s association fees. These fees are billed monthly, quarterly, semi-annually or annually depending upon the homeowner’s association and are subject to annual fee adjustments. The fees cover the costs of maintaining common areas and are generally paid for by us.

Our Manager enters into certain contracts related to office space leases for which we reimburse its expenses.

Funds From Operations

Funds From Operations, or FFO, is a non-GAAP (in accordance with accounting principles generally accepted in the United States) financial measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets.  The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss), computed in accordance with GAAP, excluding gains from sales of, and impairment losses recognized with respect to, depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated on the same basis to determine FFO. We calculate FFO attributable to common stockholders (diluted) by subtracting, if dilutive, redemption or repurchase related preferred stock issuance costs and dividends on preferred stock and adding back dividends/distributions on dilutive preferred securities and premiums or discounts on preferred stock redemptions or repurchases.

FFO should not be considered an alternative to net income (loss) or net cash flows from operating activities, as determined in accordance with GAAP, as indications of our performance or as measures of liquidity. This non-GAAP measure is not necessarily indicative of cash available to fund future cash needs. In addition, although we use this non-GAAP measure for comparability in assessing our performance against other REITs, not all REITs compute the same non-GAAP measure.

Accordingly, there can be no assurance that our basis for computing this non-GAAP measure is comparable with that of other REITs. This is due in part to the differences in capitalization policies used by different companies and the significant effect these capitalization policies have on FFO.  Real estate costs incurred in connection with real estate operations which are accounted for as capital improvements are added to the carrying value of the property and depreciation over time whereas real estate costs that are expenses are accounted for as a current period expense.  This affects FFO because costs that are accounted for as expenses reduce FFO.  Conversely, real estate costs associated with assets that are capitalized and then subsequently depreciated are added back to net income to calculate FFO.

We consider FFO to be an important measure of our operations; however for 2012, we believe FFO for the year does not provide any meaningful information due to our limited operations and have not included a calculation of the amount for the year. We will include a calculation in future periods once the information is more meaningful.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We do not currently have any market risk sensitive instruments.

Item 8.    Financial Statements and Supplementary Data.

SILVER BAY REALTY TRUST CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

of Silver Bay Realty Trust Corp.

We have audited the accompanying consolidated balance sheet of Silver Bay Realty Trust Corp. (the “Company”) as of December 31, 2012 and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule listed in the accompanying index to the financial statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silver Bay Realty Trust Corp. at December 31, 2012, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
March 1, 2013

Silver Bay Realty Trust Corp.

Consolidated Balance Sheet

December 31, 2012

(amounts in thousands except share data)

Assets
Investments in real estate:
Land	$82,310
Building and improvements	338,252
420,562
Accumulated depreciation	(1,869)
Investments in real estate, net	418,693

Cash and cash equivalents	228,139
Escrow deposits	19,727
Resident security deposits	2,266
In-place lease and deferred lease costs, net	2,363
Other assets	6,114
Total Assets	$677,302

Liabilities and Equity
Liabilities:
Accounts payable and accrued property expenses	$4,550
Resident prepaid rent and security deposits	2,713
Amounts due to the manager and affiliates	3,071
Amounts due previous owners	6,555
Total liabilities	16,889

10% cumulative redeemable preferred stock, $.01 par; 50,000,000 authorized, 1,000 issued and outstanding	1,000

Equity:
Stockholders’ Equity:
Common stock $.01 par; 450,000,000 shares authorized; 37,328,213 shares issued and outstanding	372
Additional paid-in capital	664,146
Cumulative deficit	(5,609)
Total Stockholders’ Equity	658,909
Noncontrolling interests - Operating Partnership	504
Total Equity	659,413
Total Liabilities and Equity	$677,302

See accompanying notes to the consolidated financial statements.

Silver Bay Realty Trust Corp.

Consolidated Statement of Operations

For the Year Ended December 31, 2012

(amounts in thousands except share data)

Revenue:
Rental income	$3,584
Other income	32
Total revenue	3,616

Expenses:
Property operating and maintenance	1,971
Real estate taxes	1,273
Home owner’s association fees	391
Property management	459
Depreciation and amortization	2,003
Advisory management fee - affiliates	2,159
General and administrative	881
Total expenses	9,137
Net loss	(5,521)

Net loss attributable to noncontrolling interests - Operating Partnership	4
Net loss attributable to controlling interests	(5,517)
Preferred stock distributions	(3)
Net loss attributable to common stockholders	$(5,520)

Loss per share - basic and diluted (Note 8):
Net loss attributable to common shares	$(0.04)
Weighted average common shares outstanding	37,328,213

See accompanying notes to the consolidated financial statements.

Silver Bay Realty Trust Corp.

Consolidated Statement of Changes in Equity

For the Year Ended December 31, 2012

(amounts in thousands except share data)

	Common Stock					Noncontrolling
	Shares Issued	Par value amount	Additional Paid-In Capital	Cumulative Deficit	Total Stockholders’ Equity	interests - Operating Partnership	Parent Equity	Total Equity
Balance at January 1, 2012		$—	$—	$(89)	$(89)	$—	$250	$161
Parent contributions through December 19, 2012					—		321,773	321,773
Net proceeds from Initial Public Offering	13,250,000	133	228,384		228,517			228,517
Formation Transactions	23,917,642	239	435,713		435,952	508	(322,023)	114,437
Restricted stock issued	160,571	—	—		—			—
Other			49		49			49
Net loss				(5,520)	(5,520)	(4)		(5,524)

Balance at December 31, 2012	37,328,213	$372	$664,146	$(5,609)	$658,909	$504	$—	$659,413

See accompanying notes to the consolidated financial statements.

Silver Bay Realty Trust Corp.

Consolidated Statement of Cash Flows

For the Year Ended December 31, 2012

(amounts in thousands)

Cash Flows From Operating Activities:
Net loss	$(5,521)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization (Note 2)	2,003
Non-cash stock compensation (Note 5)	38
Net change in assets and liabilities:
Increase in related party payables, net (Note 9)	3,693
Increase in deferred lease fees and prepaid rents	61
Increase in other assets	(1,996)
Increase in accounts payable and accrued property expenses	3,324
Net cash provided by operating activities	1,602

Cash Flows From Investing Activities:
Purchase of investments in real estate	(276,730)
Capital improvements of investments in real estate	(30,527)
Increase in escrow cash	(18,955)
Net cash used by investing activities	(326,212)

Cash Flows From Financing Activities:
Capital contribution of parent, net	323,982
Proceeds from issuance of common stock, net of offering costs	228,517
Net cash provided by financing activities	552,499

Net change in cash and cash equivalents	227,889
Cash and cash equivalents at beginning of year	250
Cash and cash equivalents at end of year	$228,139

Noncash investing and financing activities:
Accrued preferred stock dividends	$(3)
Capital improvements in accounts payable	$680
Formation Transactions (Note 3)	$126,083

See accompanying notes to the consolidated financial statements.

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share data and property counts)

Note 1.  Organization and Operations

Silver Bay Realty Trust Corp., or the Company, is a newly formed Maryland corporation that is the continuation of the operations of Silver Bay Property Investment LLC (formerly Two Harbors Property Investment LLC), or Silver Bay Property (Predecessor), through a contribution of equity interests in Silver Bay Property and an initial public offering on December 19, 2012, or the Offering, and certain Formation Transactions described in Note 3.  The Company is focused on the acquisition, renovation, leasing and management of single-family residential properties in selected markets in the United States.  As of December 31, 2012, the Company owned 3,405 single-family residential properties.  The Company’s current target markets include Phoenix, AZ, Tucson, AZ, Northern California (currently consisting of Contra Costa, Napa, Sacramento and Solano counties), Southern California (currently consisting of Colton, Riverside and San Bernardino counties), Orlando, FL, Tampa, FL, Atlanta, GA, Charlotte, NC, Las Vegas, NV and Dallas, TX. The Company also recently entered Southeast Florida, Jacksonville, FL, Columbus, OH and Houston, TX but did not own any homes in those markets as of December 31, 2012, and continues to evaluate and monitor potential new markets. Until the Offering, Silver Bay Property was a wholly owned subsidiary of Two Harbors Investment Corp., or Two Harbors or Parent.  Silver Bay Property received an initial capital contribution of $250 and incurred organizational costs of $89 in 2011.  The Company began formal operations in February 2012 when it started acquiring single-family residential real properties.

In connection with the Offering, the Company restructured its ownership to conduct its business through a traditional umbrella partnership, or UPREIT structure, in which substantially all of its assets are held by, and its operations are conducted through, Silver Bay Operating Partnership L.P., or the Operating Partnership, a Delaware limited partnership.  The Company’s wholly owned subsidiary, Silver Bay Management LLC, is the sole general partner of the Operating Partnership.  As of December 31, 2012, the Company owned, through a combination of direct and indirect interests, 99.9% of the partnership interests in the Operating Partnership.

The Company is externally managed by PRCM Real Estate Advisers LLC, or the Manager.  The Company relies on the Manager to provide or obtain on its behalf the personnel and services necessary for it to conduct its business as the Company has no employees of its own.

The Company intends to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes, commencing with the Company’s taxable year ended December 31, 2012. The Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent that it annually distributes all of its net taxable income to stockholders and maintains its intended qualification as a REIT.  Accordingly the financial statements do not reflect any provisions for income taxes.

Note 2.  Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of all subsidiaries and intercompany accounts and transactions have been eliminated.  The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership. The Company consolidates real estate partnerships and other entities that are not variable interest entities when it owns, directly or indirectly, a majority voting interest in the entity or is otherwise able to control the entity.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the reported amounts and disclosures in the financial statements.  The Company’s estimates are inherently subjective in nature and actual results could differ from these estimates.

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except share data and property counts)

Note 2.  Basis of Presentation and Significant Accounting Policies (continued)

Investment in Real Estate

Operating real estate assets are stated at cost and consist of land, buildings and improvements, including other costs incurred during their possession, renovation and acquisition. A property acquired not subject to an existing lease is recorded at its purchase price, including acquisition costs, allocated between land and building based upon their fair values at the date of acquisition.  A property acquired with an existing lease is recorded at fair value (approximated by the purchase price), allocated to land, building and the existing lease based upon their fair values at the date of acquisition, with acquisition costs expensed as incurred.  Fair value is determined under the guidance of ASC 820, Fair Value Measurements and Disclosures, primarily based on unobservable market data inputs, which are categorized as Level 3 valuations. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes its own market knowledge and published market data. The Company is currently utilizing information obtained from county tax assessment records to develop regional averages to allocate the fair value to land and building. The estimated fair value of acquired in-place leases represents the costs the Company would have incurred to lease the property at the date of acquisition, based upon the Company’s current leasing activity.

Building depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The Company will generally use a 27.5-year estimated life with no salvage value. The Company will consider the value of acquired in-place leases in the allocation of purchase price and the amortization period reflects the average remaining term of each respective in-place acquired lease.  The lease periods will generally be short-term in nature (one or two years) and reflect market rental rates. Any difference between fair value and cost will be recorded in the consolidated statement of operations.

The Company will incur costs to prepare certain of its acquired properties to be leased. These costs will be capitalized and allocated to building costs. Costs incurred by the Company to lease the properties will be capitalized and amortized over the life of the lease.

The Company will evaluate its long-lived assets for impairment periodically or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. If an impairment indicator exists, the Company will compare the expected future undiscounted cash flows against the carrying amount of an asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, the Company will record an impairment loss for the difference between the estimated fair value and the carrying amount of the asset.

Expenditures for ordinary maintenance and repairs will be expensed to operations as incurred and expenditures for significant renovations that improve the asset and extend the useful life of the asset will be capitalized and depreciated over their remaining useful life.

Cash and Cash Equivalents

The Company considers all demand deposits, money market accounts and investments in certificates of deposit purchased with a maturity of three months or less at the date of purchase to be cash equivalents.

The Company maintains its cash and cash equivalents and escrow deposits at financial institutions. The combined account balances at one or more institutions typically exceed the Federal Depository Insurance Corporation, or FDIC, insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant, as the Company does not anticipate the financial institutions’ non-performance.

Escrow Deposits

Escrow deposits include refundable and non-refundable cash and earnest money on deposit with the Manager’s operating subsidiary and certain third party property managers for property purchases and renovation costs, certain municipalities for property purchases, and earnest money deposits.

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except share data and property counts)

Note 2.  Basis of Presentation and Significant Accounting Policies (continued)

Revenue Recognition

Rental income attributable to resident leases will be recorded on a straight-line basis, which is not materially different than if it were recorded when due from residents and recognized monthly as earned. Leases entered into between residents and the Company for the rental of property units will generally be year-to-year, renewable upon consent of both parties on an annual or monthly basis.

Noncontrolling Interests

The ownership interests in a consolidated subsidiary that are held by the Company are noncontrolling interests and are reported on the consolidated balance sheet within equity, separately from the Company’s equity.  However, securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. This would result in certain outside ownership interests being included as redeemable noncontrolling interests outside of permanent equity in the consolidated balance sheets. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considered the guidance in the Codification Topic Derivatives and Hedging —Contracts in Entity’s Own Equity (“ASC 815-40”) to evaluate whether it controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract. The Company presents the noncontrolling interest for common operating partnership units in the equity section of its consolidated balance sheet.

Net income (loss) is allocated to common Operating Partnership unit holders based on their respective ownership percentage of the Operating Partnership.  Such ownership percentage is calculated by dividing the number of common Operating Partnership units held by the common Operating Partnership unit holders (27,459 at December 31, 2012) by the total Operating Partnership units held by the common Operating Partnership unit holders and the Company. Issuance of additional shares of common stock or common Operating Partnership units changes the percentage ownership of both the noncontrolling interests — common Operating Partnership unit holders and the Company. Due in part to the exchange rights (which provide for the conversion of common Operating Partnership units into shares of common stock on a one-for-one basis), such transactions and the proceeds therefrom are treated as capital transactions and result in an allocation between stockholders’ equity and noncontrolling interests to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.

Preferred Stock

The Company accounts for its preferred stock in accordance with the Codification Topic Distinguishing Liabilities from Equity—SEC Materials (“ASC 480-10-S99”).  Holders of the Company’s preferred stock have certain preference rights with respect to the common stock. Based on the Company’s analysis, the preferred stock issued to Two Harbors has been classified as redeemable interests outside of permanent equity in the mezzanine section of the Company’s consolidated balance sheet as a result of certain redemption requirements or other terms.

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and potential common shares outstanding during the period from the date of the Offering and Formation Transactions (December 19, 2012) through December 31, 2012. For both basic and diluted per share calculations, potential common shares represents issued and unvested shares of restricted stock, which have full rights to the common stock dividend declarations of the Company. The common Operating Partnership units are excluded from the calculation of earnings (loss) per share as their inclusion would not be dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments include resident rent receivable, accounts payable and accrued expenses.

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except share data and property counts)

Note 2.  Basis of Presentation and Significant Accounting Policies (continued)

Codification Topic Fair Value Measurements and Disclosures (“ASC 820”) establishes a three level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

Level 1—Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Equity Incentive Plan

The Company adopted an equity incentive plan which provides incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including certain personnel of Pine River, the Company’s Manager or the Manager’s operating subsidiary.  Partners of Pine River and any personnel of the Company’s Manager whose compensation is not reimbursed by the Company are ineligible to receive grants under the plan. The plan permits the granting of stock options, restricted shares of common stock, restricted stock units, phantom shares, dividend equivalent rights, or other equity-based awards.  The equity incentive plan is administered by the compensation committee of the Company’s board of directors.  The cost of equity awards is determined in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”) and amortized ratably over the vesting term.

Income Taxes

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code, or the Code, and the corresponding provisions of state law.  To qualify as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to stockholders (not including taxable income retained in its taxable subsidiaries) within the time frame set forth in the Code and the Company must also meet certain other requirements. In addition, because certain activities, if performed by the Company, may cause the Company to earn income which is not qualifying for the REIT gross income tests, the Company formed a taxable REIT subsidiary, as defined in the Code, to engage in such activities.

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act, or the JOBS Act, we meet the definition of an “emerging growth company.” We have irrevocably elected to opt out of the extended transition period for complying with new or revised U.S. accounting standards pursuant to Section 107(b) of the JOBS Act. As a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 amends current guidance found in ASC 220, Comprehensive Income. ASU No. 2011-05 requires entities to present comprehensive income in either: (i) one continuous financial statement or (ii) two separate but consecutive statements that display net income and the components of other comprehensive income. Totals and individual components of both net income and other comprehensive income must be included in either presentation. ASU No. 2011-05 was adopted in 2012. The adoption of this update did not have an impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, which amends ASC 210, Balance Sheet.  This amendment enhances disclosures required by U.S. GAAP by requiring information about financial instruments and derivative instruments that are either (1) offset in accordance with ASC 210, Balance Sheet or ASC 815, Other Presentation Matters or (2) subject to an enforceable master netting arrangement or similar agreement.  ASU No. 2011-11 is effective for first interim or annual periods beginning on or after January 1, 2013.  We anticipate that adopting this ASU will not have a material impact on the Company’s consolidated financial statements.

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except share data and property counts)

Note 3.  Formation Transactions and Offering

On December 19, 2012, the Company completed the Offering and raised approximately $228,517 in net proceeds through the issuance of 13,250,000 common shares.  On January 7, 2013, the Company sold an additional 1,987,500 common shares and received net proceeds of approximately $34,838.

Concurrently with the Offering, the Company also completed certain merger and formations transaction, or the Formation Transactions. Included in the Formation Transactions was the contribution of the ownership interest of the Predecessor by Two Harbors. For accounting purposes, the Predecessor was considered the acquiring or surviving entity, meaning the Silver Bay Property historical assets and liabilities included in the consolidated balance sheet are recorded at the Predecessor’s historical carryover cost basis. In consideration for the contribution, Two Harbors received 17,824,647 shares of the Company’s common stock, and 1,000 shares of cumulative redeemable preferred stock with an aggregate liquidation preference of $1,000 per share.

The owners of the membership interests of entities managed by Provident Real Estate Advisors LLC, or the Provident Entities, contributed their interests in the Provident Entities, which owned 881 single-family residential real properties, to the Company as part of the Formation Transactions.  The Provident Entities’ contribution is considered an acquisition for accounting purposes, resulting in the assets and liabilities of Provident Entities being recorded at their fair value of $118,492.  In consideration for their contribution, the owners of the Provident Entities’ received 6,092,995 shares of the newly formed entity’s common stock, valued at $18.50 per share, $5,263 in cash (a use of net proceeds from the Offering) and 27,459 common units in the Operating Partnership, valued at $18.50 per unit because the common units are redeemable for cash or, at the Company’s election, shares of Company common stock on a one-for-one basis, subject to applicable adjustments.  The Provident Entities’ purchase price allocations were made in accordance with the Company’s allocation policies. There was no allocation of fair value for above or below market in-place leases based on the short-term nature of the leases and stated rates approximating current rental rates.

Certain working capital adjustments have been recorded net as a (payable)/ receivable of ($1,261) and $202 from Two Harbors and the Provident Entities, respectively in the consolidated balance sheet within amounts due previous owners.  The purchase price allocations have not been finalized and are subject to change based upon finalization of working capital adjustments which are expected to be settled 120 days after closing of the Formation Transactions.  Any future working capital adjustments related to Silver Bay Property will be reflected as an adjustment to additional paid in capital and working capital adjustments related to the Provident Entities will be reflected as a basis adjustment to the single-family properties acquired.

In addition, the Company is required to make additional payments of cash to both Two Harbors and the prior members of the Provident Entities as additional purchase price consideration in the Formation Transactions. The total amount to be paid to Two Harbors and the Provident Entities is equal to 50% of the advisory management fee payable to the Manager, as described in Note 9, during the first year after the Offering (before adjustment for any property management fees received by our Manager’s operating subsidiary), subject to an aggregate amount payable to Two Harbors of no more than $4,024.  The amounts to be individually paid to Two Harbors and the Provident Entities are based upon the relative values they each provided as part of the Formation Transactions, which were approximately 73.6% and 26.4%, respectively.

During the period from the date of the Formation Transactions through December 31, 2012, the Company recorded advisory management fee expense of $360 (see Note 9), of which $136 relates to the amortization of the deferred charges for the Two Harbors component of the fee and $49 related to the Provident Entities component of the fee. As of December 31, 2012, the Company recorded an estimated total liability of $5,632 due to previous owners as part of the Formation Transactions, which will be trued up on a quarterly basis as the actual advisory management fee is calculated and payments to Two Harbors and the prior members of the Provident Entities are made. Based upon Two Harbors’ assets being recorded at carryover basis, the estimated liability related to Two Harbors of $4,024 has been recorded as a deferred charge and included in other assets on the consolidated balance sheet and will be amortized as advisory management fee expense ratably each quarter. The estimated liability related to the Provident Entities of $1,608 has been recorded as additional basis to the single-family residential real properties acquired from the Provident Entities. Because these payments will be funded by the Manager through the reduction of their advisory management fee the Company has determined that the full recognition of advisory management fee expense would still need to be recorded and will record the portion related to the Provident Entities’ payments through the recognition of additional paid-in capital.

The following table summarizes the financial impact of the Formation Transactions (all of which are non-cash), exclusive of the Offering, and reflects the following adjustments:

1.                                      The purchase of the Provident Entities for a purchase price $118,492 described above. The cash portion of the purchase price has been included in amounts due to previous owners since it was paid with proceeds from the Offering.

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except share data and property counts)

2.                                      The recording of initial working capital adjustments between Two Harbors and the prior owners of the Provident Entities. The net settlement associated with Two Harbors has been reflected as an adjustment to contributions from parent.

3.                                      The reclassification of the Two Harbors’ equity into redeemable preferred stock and stockholders’ equity. Since the Predecessor is reported at carryover basis, Two Harbors equity is reclassified at carryover basis of $322,112.

4.                                      The additional cash payments due to both Two Harbors and the prior members of the Provident Entities described above with the liability portion are included in amounts due to previous owners.

Assets
Investment in real estate:
Land	$24,454
Building and improvements	93,463
117,917
Escrow deposits	773
Resident security deposits	948
In-place lease and deferred lease costs, net	2,184
Other assets	4,261
Total Assets	$126,083

Liabilitites and Equity
Liabilities:
Accounts payable and accrued property expenses	$495
Resident prepaid rent and security deposits	980
Amounts due to the manager and affiliates	244
Amounts due previous owners	11,137
Total Liabilities	12,856

10% cumulative redeemable preferred stock	1,000

Equity:
Stockholders’ Equity:
Common stock $.01 par	239
Additional paid-in capital	433,592
Total Stockholders’ Equity	433,831
Noncontrolling interests - Operating Partnership	508
Parent Equity	(322,112)
Total Equity	112,227
Total Liabilities and Equity	$126,083

Note 4.  Income Taxes

For the year ended December 31, 2012, the Company intends to qualify to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, does not engage in prohibited transactions, and maintains its intended qualification as a REIT. The majority of states also recognize the Company’s REIT status. Subsequent to year end, the Company created a taxable REIT subsidiary, SB TRS LLC, or TRS.  The TRS will file a separate tax return and is fully taxed as a standalone U.S. corporation. Certain activities the Company performs may produce income which

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except share data and property counts)

will not be qualifying income for REIT purposes.  The Company has designated the TRS to engage in these activities to mitigate any negative impact on the Company’s REIT status.

Based on the Company’s evaluation it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements of a contingent tax liability for uncertain tax positions.  Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in the consolidated financial statements.

Note 5.  Equity Incentive Plan

The Company adopted an equity incentive plan which provides incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel of the Company, the Manager and the Manager’s operating subsidiary.

The compensation committee of the Company’s board of directors, has the full authority to administer and interpret the plan, to authorize the granting of awards, to determine the eligibility of directors, officers, advisors, consultants and other personnel, of the Manager and the Manager’s operating subsidiary, to receive an award, to determine the number of shares of common stock to be covered by each award, to determine the terms, provisions and conditions of each award, to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate in connection with the equity incentive plan or the administration or interpretation thereof.  In connection with this authority, the compensation committee may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse.

The Company’s equity incentive plan provides for grants of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, subject to a ceiling of 921,053 shares available for issuance under the plan. The plan allows for the Company’s board of directors to expand the types of awards available under the plan to include long-term incentive plan units in the future. The maximum number of shares that may underlie awards in any one year to any eligible person may not exceed 92,100.  If an award granted under the equity incentive plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of future awards. Unless previously terminated by the Company’s board of directors, no new award may be granted under the equity incentive plan after the tenth anniversary of the date that such plan was initially approved by the Company’s board of directors. No award may be granted under the equity incentive plan to any person who, assuming payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.

On December 19, 2012, the Company issued, in aggregate, 160,571 shares of common stock to its independent directors, certain executive officers, and certain other personnel of the Manager and the Manager’s operating subsidiary.  The estimated fair value of these awards was $18.50 per share, based on the closing price of the Company’s common stock on grant date.  Of this grant, 13,515 shares of restricted common stock were issued to the Company’s independent directors. These grants vest one year from the date of the grant, as long as such director is serving as a board member on the vesting date.  Of the remaining initial grant, 147,056 shares of restricted common stock were issued to certain personnel of the Company’s Manager or the Manager’s operating subsidiary.  These grants will vest in three annual installments commencing on the date of the grant, as long as such individual is an employee on the vesting date.

	Shares	Weighted Average Grant Market Value
Outstanding, at beginning of period	—	—
Granted	160,571	$18.50
Vested	—	—
Forfeited	—	—
Outstanding, December 31, 2012	160,571	$18.50

For the year ended December 31, 2012, the Company recognized $38 of compensation expense in general and administrative in the consolidated statement of operations.

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except share data and property counts)

Note 6.  Preferred Stock

The Company issued 1,000 shares of its 10% cumulative redeemable preferred stock to a subsidiary of Two Harbors as consideration in the Formation Transactions, as discussed in Note 3.  This preferred stock ranks senior to the rights of holders of the Company’s common stock, but junior to all other classes or series of preferred stock that may be issued.  Dividends shall accrue on a daily basis and be cumulative from the initial issue date.  Dividends, if authorized by the Board of Directors, will be payable annually in arrears on June 30 of each year.  The Company has the option at any time after five years from the initial issue date to redeem the preferred stock at a redemption price of $1 per share, plus all accrued and unpaid dividends.  At any time, beginning on the sixth anniversary of the initial issue date, a preferred stockholder, with adequate notice, may put their shares back to the Company, at a redemption price of $1 per share, plus all accrued and unpaid dividends. The preferred stock had a fair market value, which approximates its liquidation value at December 31, 2012.

As of December 31, 2012, there was $3 in preferred stock dividends included in accounts payable and accrued property expenses on the consolidated balance sheet.

Note 7.  Stockholders’ Equity

Common stock

As of December 31, 2012, the Company had 37,328,213 shares of common stock outstanding.  A reconciliation of the common shares outstanding from the Offering and Formation Transactions through December 31, 2012 is as follows:

Number of common shares
Common shares outstanding, January 1, 2012	—
Public offering	13,250,000
Formation Transactions	23,917,642
Issuance of restricted stock (1)	160,571
Common shares outstanding, December 31, 2012	37,328,213

(1)         Represents shares of restricted stock granted under the 2012 equity incentive plan of which all restricted shares remain subject to vesting requirements.

Common Stock Dividends

The Company did not declare or pay any cash dividends on its common stock during the year ended December 31, 2012.

Note 8.  Earnings (Loss) Per Share

The Company has calculated the earnings (loss) per share, or EPS, only for the period the common stock was outstanding during 2012, referred to as the Post-Formation period. The Formation Transactions closed on December 19, 2012, therefore the Company has defined the Post-Formation period to be the date of the Formation Transactions through December 31, 2012, or 12 days of activity. Earnings (loss) per share is calculated by dividing the net loss for the Post-Formation period by the weighted-average number of shares outstanding during the Post-Formation period. A total of 27,459 of common units has been excluded from the calculation of diluted EPS as their inclusion would not be dilutive.

The following is a reconciliation of the numerator and denominator for basic and diluted EPS computations:

Net loss	$(1,413)
Preferred distributions	(3)
Net loss attributable to common stockholders	(1,416)
Basic and diluted weighted average common shares outstanding	37,328,213
Net loss per common share - Basic and Diluted	$(0.04)

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except share data and property counts)

Note 9.  Related Party Transactions

Advisory Management Agreement

In conjunction with the Formation Transactions, the Company and the Manager entered into a new advisory management agreement, whereby the Manager will design and implement the Company’s business strategy and administer its business activities and day-to-day operations, subject to oversight by our board of directors.  In exchange for these services, the Manager will earn a fee equal to 1.5% per annum, or 0.375% per quarter, of the Company’s daily average fully diluted market capitalization, as defined by the agreement, calculated and payable quarterly in arrears. The fee is reduced for any property management fees (5% fee defined below) received by the Manager’s operating subsidiary or its affiliates under the property management and acquisition services agreement. The Company will also reimburse the Manager for all expenses incurred on its behalf or otherwise in connection with the operation of its business, other than compensation for the Chief Executive Officer and personnel providing data analytics directly supporting the investment function. If the Manager provides services to a party other than the Company or one of its subsidiaries, a portion of these expenses will be allocated to and reimbursed by such other party in a fair and equitable manner as determined by the Manager in good faith.

The initial term of the advisory management agreement expires on December 19, 2015 and will be automatically renewed for a one year term at the end of the initial term and each anniversary thereafter unless terminated. Upon termination of the management agreement by the Company for reasons other than cause, or by the Manager for cause that the Company is unwilling or unable to timely cure, the Company would pay the Manager a termination fee equal to 4.5% of the daily average of the Company’s fully diluted market capitalization in the quarter preceding such termination.

During the period from the Formation Transactions date through December 31, 2012, the Company estimated the total advisory management fee earned during the period by the Manager (net of the 5% reduction described below) was $360 during 2012.  As outlined in Note 3, the Company is required to make certain payments to Two Harbors and the prior members of the Provident Entities based upon 50% of the advisory management fee earned by the Manager during the first year subsequent to the Offering (before adjustment for any property management fees received by our Manager’s operating subsidiary). The Manager has agreed to fund these payments through the forgiveness of an equal portion of their advisory management fee payable by Company during the same period. The Company offset $185 of advisory management fees associated with the payments due to Two Harbors and the Provident Entities in 2012. The remaining portion of the advisory management fee for the period has been accrued and reflected in amounts due to the manager and affiliates on the consolidated balance sheet.

Prior to the Formation Transactions Two Harbors allocated certain advisory expenses that related to the operations of the Company based on 1.5% of the member’s equity on an annualized basis.  During 2012 through the Formation Transactions’ date, the Company incurred and paid Two Harbors advisory fees totaling $1,799.

The following table summarizes the advisory management fee for 2012:

	Full Year	Pre-formation	Post-formation
Advisory Fee	$2,159	$1,799	$360

Property Management and Acquisition Services Agreement

The following table summarizes property management for the year ended 2012:

Third party management agreements	$256
Property Services Agreement	203
$459

In conjunction with the Formation Transactions, the Company entered into a new property management and acquisition services agreement with the Manager’s operating subsidiary. Under this agreement, the Manager’s operating subsidiary will acquire additional single-family properties on the Company’s behalf and manage the properties owned by the Company in select target markets. For these services, the Company will reimburse the Manager’s operating subsidiary for all direct expenses incurred in the

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except share data and property counts)

operation of its business, including the compensation of its employees. The Manager’s operating subsidiary will also receive a property management fee equal to 5% of certain costs and expenses incurred by it in the operation of its business that are reimbursed by the Company. This 5% property management fee reduces the advisory management fee paid to the Manager.

The Manager’s operating subsidiary has agreed not to provide these services to anyone other than the Company, its subsidiaries and any future joint venture in which the Company is an investor prior to December 19, 2015, the initial term of the agreement. The agreement will be automatically renewed for a one year term at the end of the initial term and each anniversary thereafter unless terminated.

During the period from the Formation Transactions date through December 31, 2012, the Company accrued direct expense reimbursements of $193 and the 5% property management fee of $10, which are included in property management and amounts due to the manager and affiliates in the consolidated financial statements.

Prior to the Formation Transactions, the Company paid property management and acquisition service fees based on the number of homes acquired, leased and renovated by the Manager’s operating subsidiary in addition to compensation based on monthly rental income. Pursuant to these agreements, the Company paid the Manager’s operating subsidiary $4,640 in acquisitions and renovation fees which were capitalized as part of property acquisition and renovation costs, $387 for leasing services, which are reflected as other assets and are being amortized over the life of the leases (typically one year or less) and $226 for property management during 2012 through the Formation Transaction date. As of December 31, 2012, the Company owed $994 for these services which is included in amounts due to the manager and affiliates on the consolidated balance sheet and in property management expenses on the consolidated statement of operations.

Other

The Company reimbursed the Manager for direct and allocated costs incurred by them on behalf of the Company, primarily related to certain Offering costs as well as employee compensation.  These direct and allocated costs totaled approximately $1,438 for the year ended December 31, 2012.  Approximately $70 was expensed for the year ended December 31, 2012 and approximately $1,368 were Offering costs, offset against proceeds.  As of December 31, 2012, the Company owed $1,609 for these costs which is included in amounts due to the manager and affiliates on the consolidated balance sheet and $70 in general and administrative on the consolidated statement of operations.

Prior to the Formation Transactions, Two Harbors allocated certain direct general and administrative expenses (primarily professional fees and travel costs) paid on behalf of the Company to external vendors. During 2012, the Company was allocated $308 in direct expenses.

Note 10.  Commitments and Contingencies

Homeowner’s Association Fees

Certain of the Company’s properties are located in communities that are subject to homeowner’s association fees. These fees are billed monthly, quarterly, semi-annually or annually depending upon the homeowner’s association and are subject to annual fee adjustments. The fees cover the costs of maintaining common areas and are generally paid for by the Company.

Resident security deposits

As of December 31, 2012, the Company had $2,266 in resident security deposits. Security deposits are refundable, net of any outstanding charges and fees, upon expiration of the underlying lease.

Earnest deposits

Escrow deposits include non-refundable cash or earnest deposits for the purchase of properties.  As of December 31, 2012, the Company had earnest deposits for property purchases of $600.  As of December 31, 2012, for properties acquired through individual broker transactions which involve submitting a purchase offer, we had offers accepted to purchase residential properties for an aggregate amount of $9.2 million.  However, not all of these properties are certain to be acquired because properties may fall out of escrow through the closing process for various reasons.

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except share data and property counts)

Legal and regulatory

From time to time, the Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of the Company’s business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and, therefore, no accrual has been recorded as of December 31, 2012.

Note 11.  Quarterly Financial Data (Unaudited)

Following is quarterly financial data for 2012.  The Company became a public company in the fourth quarter 2012; therefore, it has not calculated loss per share for quarters prior to then.

(amounts in thousands except per share data)

	March 31 (1)	June 30	September 30	December 31
Total revenues	na	$87	$740	$2,789
Net loss	na	$(604)	$(1,672)	$(3,245)
Basic and diluted loss per share (2)	na	na	na	$(0.04)

(1)  The Company did not have any material operations during the quarter ended March 31, 2012.

(2)  Loss per share is based upon the net loss from 12 days of results of the Company from the date of the Formation Transactions through December 31, 2012.  See Note 8 for the calculation of weighted average common shares outstanding.

Note 12. Subsequent Events

Subsequent to year end, we purchased 76 single-family properties in Northern and Southern CA in three separate bulk purchases for $10,200. Additional events subsequent to December 31, 2012 were evaluated through the date of these financial statements were issued and no additional events were identified requiring further disclosure in these consolidated financial statements.

Silver Bay Realty Trust Corp.

Schedule III — Real Estate and Accumulated Depreciation

As of December 31, 2012

(dollars in thousands)

					Costs Capitalized
					Subsequent
			Initial Cost to Company		to Acquisition	Total Cost
				Building	Building		Building			Date of
	Number of			and	and		and		Accumulated	Construction	Date
Market Location	Properties	Encumbered (1)	Land	Improvements	Improvements	Land	Improvements	Total (2)	Depreciation (3)	Range	Acquired

Phoenix, AZ	1,002	$—	$24,206	$95,813	$7,289	$24,206	$103,102	$127,308	$492	1944-2010	2012
Tampa, FL	816	—	21,614	72,585	5,580	21,614	78,165	99,779	292	1941-2008	2012
Atlanta, GA	607	—	13,556	45,686	8,432	13,556	54,118	67,674	414	1959-2012	2012
Las Vegas, NV	213	—	1,508	23,555	2,192	1,508	25,747	27,255	180	1963-2009	2012
Tucson, AZ	186	—	2,293	9,382	2,659	2,293	12,041	14,334	128	1940-2008	2012
Orlando, FL	90	—	2,706	9,215	1,080	2,706	10,295	13,001	38	1958-2007	2012
Northern CA	256	—	9,974	29,233	4,116	9,974	33,349	43,323	228	1939-2006	2012
Southern CA	149	—	4,368	12,695	1,098	4,368	13,793	18,161	94	1946-2007	2012
Charlotte, NC	60	—	1,538	5,363	280	1,538	5,643	7,181	3	1981-2010	2012
Dallas, TX	26	—	547	1,910	89	547	1,999	2,546	—	1980-2006	2012
	3,405	$—	$82,310	$305,437	$32,815	$82,310	$338,252	$420,562	$1,869

(1)              All properties acquired to date for cash and no debt has been incurred.

(2)              The aggregate cost of total real estate for federal income tax purposes was approximately $434,303 at December 31, 2012.

(3)              Depreciation of building and improvements is computed on the straight-line basis over the estimated useful lives of 27.5 years.  Properties in the Dallas, TX market had not yet been placed in service and therefore had not begun to depreciate as of December 31, 2012.

A summary of activity for real estate and accumulated depreciation for the year ended December 31, 2012 is as follows:

Balance as of January 1, 2012	$—
Acquisition of real estate	387,747
Improvements	32,815

Balance as of December 31, 2012	$420,562

Accumulated depreciation (includes balance sheet line items under investments in real estate):

Balance as of January 1, 2012	$—
Depreciation expense	1,869

Accumulated depreciation as of December 31, 2012	$1,869

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2012. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information called for by this Item is contained in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers, and personnel. The Code of Business Conduct and Ethics is posted on our website on the Investor Relations page under “Corporate Information — Governance Documents.” We will post any amendments to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director, or senior officer (as defined in the Code of Business Conduct and Ethics) on this page.

Item 11.  Executive Compensation.

EXECUTIVE COMPENSATION

We are externally managed by our Manager. Pursuant to the terms of the management agreement, our Manager provides us with our senior management team, including executive officers, along with appropriate support personnel. Each of our executive officers is an employee or partner of Pine River. We reimburse our Manager and Pine River for our allocable share of compensation paid to our executive officers, other than compensation for our Chief Executive Officer. Our Chief Executive Officer receives his compensation from Pine River.  His compensation is not reimbursed by the Company, nor is he eligible for stock grants under our Equity Incentive Plan. With the exception of our general counsel and secretary, we expect all of our officers to be devoted full-time to our business. We expect our general counsel and secretary to devote his time to our business as his duties may require, which we expect to be less than 50% of his time in any given year.

2012 Summary Compensation Table

The following table sets forth information regarding equity grants awarded to each of our executive officers during the year ended December 31, 2012. In connection with our initial public offering, our Chief Financial Officer and Treasurer and our Chief Operating Officer each received a grant of 12,162 shares of restricted stock, which vests over three years. As noted above, we do not pay any compensation to or reimburse the compensation paid to our Chief Executive Officer, nor is our Chief Executive Officer eligible to receive any equity awards.

The table below sets forth disclosure for our principal executive officer and the two most highly compensated executive officers other than our principal executive officer. Throughout this annual report, these three officers are referred to as our named executive officers.

Name and Principal Position	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David N. Miller, President and Chief Executive Officer	—	—	—		—	—	—	—	—
Christine Battist, Chief Financial Officer and Treasurer	—	—	$224,997	(1)	—	—	—	—	$224,997
Patrick Freydberg, Chief Operating Officer	—	—	$224,997	(1)	—	—	—	—	$224,997

(1)                             The fair value of each restricted stock award, which was granted on the effective date of our initial public offering, is measured based on our initial public offering price of our common stock of $18.50.  See the table entitled “Outstanding Equity Awards at Fiscal Year-End” for additional details on the restricted stock awards.

Outstanding Equity Awards at Fiscal Year-End

The following table shows all outstanding equity awards held by each of our named executive officers at December 31, 2012.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) (1) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David N. Miller	—	—	—	—	—	—		—	—	—
Christine Battist	—	—	—	—	—	12,162	(2)	$229,010	—	—
Patrick Freydberg	—	—	—	—	—	12,162	(2)	$229,010	—	—

(1)                                     The market value of unvested shares is calculated by multiplying the number of unvested shares held by the applicable named executive officer by the closing price of our common stock on December 31, 2012, which was $18.83.

(2)                                     Vests in three equal annual installments on each of December 19, 2013, December 19, 2014 and December 19, 2015, subject to continued service to the company and/or our Manager on the applicable vesting dates.

We have not made any grants of restricted stock awards to our named executive officers subsequent to December 31, 2012.

Agreements with Executive Officers

We do not have any employment agreements with any persons and are not obligated to make any payments to any of our executive officers upon termination of employment or a change in control of the company.

Director Compensation

We pay director fees only to those members of our board of directors who are independent under the listing standards of the NYSE.  In addition, directors who are affiliated with Pine River Capital Management L.P. and its affiliates, or Provident Real Estate Advisors LLC and its affiliates, will not be entitled to director fees.

Our goal is to provide compensation for our independent directors in a manner that enables us to attract and retain outstanding director candidates and reflects the substantial time commitment necessary to oversee the company’s affairs.  We also seek to align the interest of our directors and our stockholders and we have chosen to do so by compensating our directors with a mix of cash and equity-based compensation.  As a result, each independent director will receive an annual fee of $100,000 for board service; each chair of the Audit, Compensation and Nominating and Corporate Governance committees will receive an additional fee of $15,000 and our lead independent director will receive an additional fee of $10,000.  The annual board fee is payable half in cash and half in restricted stock, and the annual chair fees and lead independent director fees are payable in cash, each as set forth below.

Cash Fees and Retainers

The $50,000 cash portion of the annual board fee, the chair fees, and the lead independent director fees are payable quarterly in arrears, subject to the director’s continued service to the company as an independent director, a committee chair or lead independent director, as applicable, on the last day of the preceding quarter. Such cash amounts are prorated in the case of service for less than the entire quarter.

Equity Awards and Equity Retainers

Initial Award for New Directors

On the date a new independent director becomes a member of the board of directors, each such independent director will automatically receive an award of restricted stock with a fair market value of $50,000 on the date of grant.  This initial award will become fully vested on the first anniversary of the date of award, subject to the director’s continued board service through such vesting date.

Annual Equity Retainer for Continuing Board Members

Each continuing independent director will automatically receive an annual equity retainer in the form of an award of restricted stock with a fair market value of $50,000 on the date of each annual meeting of stockholders. This annual equity retainer for such independent directors will vest as to all of such shares on the earlier of (i) the one year anniversary of the date of grant and (ii) the date immediately preceding the date of our annual meeting of stockholders for the year following the year of grant of the award, subject in each case, to the independent director’s continued service to the company through the vesting date.

Provisions Applicable to All Equity Awards

The equity awards are subject to the terms and conditions of our 2012 Equity Incentive Plan, or the 2012 Plan, and the terms of the Restricted Stock Agreements entered into between the company and each director in connection with such awards.  The number of shares subject to issuance for a restricted stock award is determined based on (x) the dollar amount of the award listed above divided by (y) the fair market value of our common stock on the date of grant.  Furthermore, all vesting for any such awards to board members will terminate and become fully vested upon a change of control.

Additional Compensation for Independent Directors at Time of Initial Public Offering

In addition to the annual fees described above, as additional compensation and in recognition of the additional work involved as independent directors of a newly public company, those independent directors who joined our board in connection with our initial public offering will also receive $25,000 in cash, which will be paid on the date of our first annual meeting of stockholders, and $25,000 in restricted shares of our common stock, which will be granted on the date of our first annual meeting of stockholders and become fully vested on the first anniversary of the date of grant, so long as such director is serving as a member of our board of directors on the vesting date.

2012 Director Compensation Table

The following table sets forth the compensation received by each independent director from the completion of our initial public offering through December 31, 2012:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas W. Brock	$3,542	$50,006	—	—	—	—	$53,548
Tanuja M. Dehne	$3,069	$50,006	—	—	—	—	$53,075
William W. Johnson	$2,361	$50,006	—	—	—	—	$52,367
Stephen G. Kasnet	$3,069	$50,006	—	—	—	—	$53,075
Ronald N. Weiser	$2,361	$50,006	—	—	—	—	$52,367

(1)                                 Represents prorated cash portion of the annual board fees, chair fees, and lead independent director fees.

(2)                                 Each independent director at the time of our initial public offering received, as their initial award for new directors, a grant of 2,703 shares of restricted stock. These shares will become fully vested on December 19, 2013, so long as such director is serving as a member of the board of directors on such date. The fair value of each restricted stock award, which was granted on the effective date of our initial public offering, is measured based on our initial public offering price of our common stock.

Compensation Committee Interlocks and Insider Participation

Each of the members of the compensation committee is an independent director.  No member of the compensation committee is a current or former officer or employee of ours or any of our subsidiaries or had any relationship requiring disclosure by us under Item 404 of Regulation S-K.  None of our executive officers serve as a member of the board of directors or compensation committee of any company that has one or more of its executive officers serving as a member of our board of directors or compensation committee.

2012 Equity Incentive Plan

We have adopted the 2012 Plan to provide incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including certain personnel of Pine River, our Manager and their respective affiliates. Partners of Pine River and any personnel of our Manager whose compensation is not reimbursed by us are not eligible to receive grants under the 2012 Plan. The 2012 Plan permits the granting of stock options, restricted shares of common stock, restricted stock units, phantom shares, dividend equivalent rights, or DERs, and other equity-based awards.

Administration

The 2012 Plan is administered by the compensation committee appointed by our board of directors. The compensation committee has the full authority to administer and interpret the 2012 Plan; to authorize the granting of awards; to determine the eligibility of directors, officers, advisors, consultants and other personnel, including personnel of Pine River, our Manager and their respective affiliates, to receive an award; to determine the number of shares of common stock to be covered by each award (subject to the individual participant limitations provided in the 2012 Plan); to determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of the 2012 Plan); to prescribe the form of instruments evidencing awards; and to take any other actions and make all other determinations that it deems necessary or appropriate in connection with the 2012 Plan or the administration or interpretation thereof. In connection with this authority, the compensation committee may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse. The compensation committee administering the 2012 Plan consists of three directors, each of whom is intended to be, to the extent required by Rule 16b-3 of the Exchange Act, a non-employee director and will, at such times as we are subject to Section 162(m) of the Code, qualify as an outside director for purposes of Section 162(m) of the Code. References below to the compensation committee include a reference to the board of directors for those periods in which the board of directors is acting as the administrator of the 2012 Plan.

Available Shares

The 2012 Plan provides for grants of restricted common stock, restricted stock units, phantom shares, DERs and other equity based awards, subject to a ceiling of 921,053 shares available for issuance under the plan. The maximum number of shares that may underlie awards in any one year to any eligible person may not exceed 92,100. If an award granted under the 2012 Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. In addition, if any phantom shares or DERs are paid out in cash, the underlying shares may again be made the subject of grants under the 2012 Plan. Unless previously terminated by our board of directors, no new award may be granted under the 2012 Plan after the tenth anniversary of the date that such plan was initially approved by our board of directors. No award may be granted under the 2012 Plan to any person who, assuming payment of all awards held by such person, would own or be deemed to own more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock.

Awards under the Plan

Restricted Shares of Common Stock.  A restricted share award is an award of shares of common stock that is subject to restrictions on transferability and such other restrictions, if any, that the compensation committee may impose at the date of grant. Grants of restricted shares of common stock may be subject to vesting schedules as determined by the compensation committee. The restrictions may lapse separately or in combination at such times and under such circumstances, including a specified period of employment or the satisfaction of pre-established criteria, in such installments or otherwise, as the compensation committee may determine. Except to the extent restricted under the award agreement relating to the restricted shares of common stock, a participant granted restricted shares of common stock has all of the rights of a stockholder, including the right to vote and the right to receive dividends on the restricted shares of common stock. Although dividends may be paid on restricted shares of common stock, whether or not vested, at the same rate and on the same date as on shares of our common stock, holders of restricted shares of common stock are prohibited from selling such shares until they vest.

Restricted Stock Units.  A restricted stock unit is an award of a specific number of shares of common stock to be provided in the future, subject to satisfaction of vesting requirements. At grant, each restricted stock unit is represented as a bookkeeping entry in an amount equal to the fair market value of one share of our common stock. The committee determines the terms and conditions of restricted stock units including the vesting criteria, which may include achievement of specified performance criteria or continued service, the form and timing of payment and whether the restricted stock units will be entitled to receive dividend equivalents. The committee, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed. The committee determines in its sole discretion whether an award will be settled in stock, cash or a combination of both. The specific terms will be set forth in an agreement. Settlement will generally occur shortly after vesting, but may be deferred in compliance with Code Section 409A, as determined by the committee.

Phantom Shares.  Phantom shares, when issued, will reduce the number of shares available for grant under the 2012 Plan and will vest as provided in the applicable award agreement. A phantom share represents a right to receive the fair value of a share of common stock, or, if provided by the compensation committee, the right to receive the fair value of a share of common stock in excess of a base value established by the compensation committee at the time of grant. Phantom shares may generally be settled in cash or by transfer of shares of common stock (as may be elected by the participant or the compensation committee, as may be provided by the compensation committee at the time of grant). The compensation committee may, in its discretion and under certain circumstances, permit a participant to receive as settlement of the phantom shares installments over a period not to exceed ten years. Unless otherwise determined by the compensation committee, the holders of awards of phantom shares will be entitled to receive dividend equivalents, which shall be payable at such time that dividends are paid on outstanding shares.

Stock Options.  A stock option award is an award of the right to purchase a specific number of shares of common stock at a fixed exercise price determined on the date of grant. Stock option awards may either be incentive or non-qualified stock options; provided that incentive stock options may only granted to employees. The exercise price of such options must equal at least the fair market value of our common stock on the date of grant. An incentive stock option held by a participant who owns more than 10% of the total combined voting power of all classes of our stock, or of certain of our subsidiary corporations, may not have a term in excess of five years and must have an exercise price of at least 110% of the fair market value of our common stock on the grant date. The compensation committee will determine the methods of payment of the exercise price of an option, which may include cash, shares or other property acceptable to the compensation committee. Subject to the provisions of the 2012 Plan, the compensation committee determines the remaining terms of the options (e.g., vesting). After the termination of service of an employee, director or consultant, the participant may exercise his or her option, to the extent vested as of such date of termination, for the period of time stated in his or her option agreement. If termination is due to death, the option, to the extent vested, will remain exercisable for 12 months. If the termination is due to retirement or disability, the option, to the extent vested, will remain exercisable for 24 months. In all other cases, the option will generally remain exercisable for three months following the termination of service. However, in no event may an option be exercised later than the expiration of its term. A participant shall have no rights as a stockholder until the participant exercises the option and the stock certificate is issued to the participant.

DERs.  An award of DERs represents the right to receive (or have credited) the equivalent value (in cash, common stock or a combination of both, as determined by the compensation committee at the time of grant) of dividends paid on common stock. A participant holding DERs receives a credit for dividends declared on common stock on each dividend payment date during the period between (x) the date the award is granted to the participant and (y) the date the award is exercised, vests or expires, as determined by the compensation committee. The specific terms of a DER will be established by the compensation committee in its discretion.

Other Share-Based Awards.  The 2012 Plan authorizes the granting of other awards based upon shares of our common stock (including the grant of securities convertible into shares of common stock and share appreciation rights), subject to terms and conditions established at the time of grant.

Performance Awards.  The compensation committee may, in its discretion, grant awards intended to qualify as performance based compensation for purposes of Code Section 162(m). Such performance based awards will result in a payment to a participant only if performance goals established by the compensation committee are achieved, as determined by the compensation committee, and any other applicable vesting provisions are satisfied. The compensation committee will establish performance goals in its discretion, in compliance with the requirements of Code Section 162(m), which, depending on the extent to which they are met, will determine the number and/or the value of shares of common stock to be paid out to participants. For purposes of such awards, the performance goals may be one or more of the following, as determined by the compensation committee: (i) pre-tax income, (ii) after-tax income, (iii) net income (meaning net income as reflected in our financial reports for the applicable period, on an aggregate, diluted and/or per share basis), (iv) operating income, (v) cash flow, (vi) earnings per share, (vii) return on equity, (viii) return on invested capital or assets, (ix) cash and/or funds available for distribution, (x) appreciation in the fair market value of our common stock, (xi) return on investment, (xii) total return to stockholders (meaning the aggregate our common stock price appreciation and dividends paid (assuming full reinvestment of dividends) during the applicable period), (xiii) net earnings growth, (xiv) stock appreciation (meaning an increase in the price or value of our common stock after the date of grant of an award and during the applicable period), (xv) related return ratios, (xvi) increase in revenues, (xvii) our published ranking against its peer group of real estate investment trusts based on total stockholder return, (xviii) net earnings, (xix) changes (or the absence of changes) in the per share or aggregate market price of our common stock, (xx) number of securities sold, (xxi) earnings before any one or more of the following items: interest, taxes, depreciation or amortization for the applicable period, as reflected in our financial reports for the applicable period and (xxii) total revenue growth (meaning the increase in total revenues after the date of grant of an award and during the applicable period, as reflected in our financial reports for the applicable period).

Change in Control

Under the 2012 Plan, a change in control is generally defined as the occurrence of any of the following events: (i) the acquisition of more than 50% of our voting shares by any person; (ii) the sale or disposition of all or substantially all of our assets; (iii) a merger, consolidation or statutory share exchange where our stockholders immediately prior to such event hold less than 50% of the voting power of the surviving or resulting entity; (iv) during any 12-calendar month period, our directors, including subsequent directors recommended or approved by our directors, at the beginning of such period cease for any reason other than due to death to constitute a majority of our board of directors; or (v) stockholder approval of our liquidation or dissolution. Notwithstanding the foregoing, no event or condition described in clauses (i) through (v) above shall constitute a change in control if it results from a transaction between us and our Manager or an affiliate of our Manager.

Upon a change in control, the compensation committee may make such adjustments as it, in its discretion, determines are necessary or appropriate in light of the change in control, but only if the compensation committee determines that the adjustments do not have an adverse economic impact on the participants (as determined at the time of the adjustments). Unless otherwise provided in a grantee’s award agreement, upon a change in control, all restrictions and conditions on each DER will automatically lapse and all grants under the 2012 Plan will be deemed fully vested in the grantee.

Amendments and Termination

Our board of directors may amend, alter or discontinue the 2012 Plan but cannot take any action that would impair the rights of a grantee with respect to grants previously made without such grantee’s consent. To the extent necessary and desirable, our board of directors must obtain approval of our stockholders for any amendment that would:

•                  other than through adjustment as provided in the 2012 Plan, increase the total number of shares of common stock reserved for issuance under the 2012 Plan;

•                  change the class of officers, directors, employees, consultants and advisors eligible to participate in the 2012 Plan;

•                  re-price any awards under the 2012 Plan; or

•                  otherwise require such approval.

The compensation committee may amend the terms of any award granted under the 2012 Plan, prospectively or retroactively, but generally may not impair the rights of any participant without his or her consent.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item is contained in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item is contained in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

The information called for by this Item is contained in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements: The following financial statements are included in Item 8 herein:

Consolidated Balance Sheet as of December 31, 2012
Consolidated Statement of Operations for the Year Ended December 31, 2012
Consolidated Statement of Changes in Equity for the Year Ended December 31, 2012
Consolidated Statement of Cash Flows for the Year Ended December 31, 2012

(a)(2)	Financial Statement Schedules: The following financial statement schedule are included in Item 8 herein:

Schedule III—Real Estate and Accumulated Depreciation

All other schedules are omitted because they are either not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

(a)(3)                  Exhibits:

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., and Two Harbors Operating Company LLC, dated December 4, 2012.	S-11/A	333-183838	2.1	December 12, 2012
2.2	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Polar Cactus LLC, dated December 4, 2012.	S-11/A	333-183838	2.2	December 12, 2012
2.3	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Polar Cactus II LLC, dated December 4, 2012.	S-11/A	333-183838	2.3	December 12, 2012
2.4	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Cool Willow LLC, dated December 4, 2012.	S-11/A	333-183838	2.4	December 12, 2012
2.5	Agreement and Plan of Merger by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., SB RESI I Merger Sub LLC and Provident Residential Real Estate Fund LLC, dated December 4, 2012.	S-11/A	333-183838	2.5	December 12, 2012
2.6	Agreement and Plan of Merger by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., SB RESI II Merger Sub LLC and Resi II LLC.	S-11/A	333-183838	2.6	December 12, 2012
2.7	Representation, Warranty and Indemnification Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and Provident Real Estate Advisors LLC, dated December 4, 2012.	S-11/A	333-183838	2.7	December 12, 2012
3.1	Articles of Amendment and Restatement of Silver Bay Realty Trust Corp.
3.2	Amended and Restated Bylaws of Silver Bay Realty Trust Corp.	S-11/A	333-183838	3.5	October 17, 2012
3.3	Articles Supplementary for Cumulative Redeemable Preferred Stock of Silver Bay Trust Corp.
4.1	Specimen Common Stock Certificate of Silver Bay Realty Trust Corp.	S-11/A	333-183838	4.1	November 23, 2012
4.2	Instruments defining the rights of holders of securities: See Articles VI and VII of our Articles of Amendment and Restatement.
4.3	Instruments defining the rights of holders of securities: See Article VII of our Amended and Restated Bylaws.	S-11/A	333-183838	3.5	October 17, 2012
4.4	Instruments defining the rights of holders of securities: See Article Second of our Articles Supplementary.
10.1	Amended and Restated Limited Partnership Agreement of Silver Bay Operating Partnership L.P.
10.2	Management Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and PRCM Real Estate Advisers LLC, dated December 19, 2012.
10.3	Property Management and Acquisition Services Agreement by and between Silver Bay Operating Partnership L.P. and Silver Bay Property Corp., dated December 19, 2012.
10.4

Registration Rights Agreement by and among Silver Bay Realty Trust Corp., Two Harbors Asset I, LLC and certain holders of shares of common stock in Silver Bay Realty Trust Corp., dated December 19, 2012.

10.5	Registration Rights Agreement by and among Silver Bay Realty Trust Corp. and certain holders of common units in Silver Bay Operating Partnership L.P., dated December 19, 2012.

10.6	Director Designation Agreement by and between Silver Bay Realty Trust Corp. and Two Harbors Investment Corp., dated December 19, 2012.
10.7*	Silver Bay Realty Trust Corp. 2012 Equity Incentive Plan.	S-11/A	333-183838	10.8	December 4, 2012
10.8*	Form of Restricted Stock Agreement under the 2012 Equity Incentive Plan.
10.9	Form of Indemnification Agreement by and between Silver Bay Realty Trust Corp. and certain officers and directors.	S-11/A	333-183838	10.10	November 23, 2012
10.10	Silver Bay Realty Trust Corp. Director Compensation Policy.
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP
24.1	Power of Attorney (included on the signature page to this Annual Report).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BAY REALTY TRUST CORP.

Date: March 1, 2013	By:	/s/ David N. Miller
David N. Miller
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints David Miller and Timothy O’Brien, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David N. Miller	President, Chief Executive Officer and Director	March 1, 2013
David N. Miller	(Principal Executive Officer)

/s/ Christine Battist	Chief Financial Officer and Treasurer	March 1, 2013
Christine Battist	(Principal Financial Officer and Principal Accounting Officer)

/s/ Brian C. Taylor	Chairman of the Board of Directors	March 1, 2013
Brian C. Taylor

/s/ Irvin R. Kessler	Vice-Chairman of the Board of Directors	March 1, 2013
Irvin R. Kessler

/s/ Thomas W. Brock	Director	March 1, 2013
Thomas W. Brock

/s/ Tanuja M. Dehne	Director	March 1, 2013
Tanuja M. Dehne

/s/ William W. Johnson	Director	March 1, 2013
William W. Johnson

/s/ Stephen G. Kasnet	Director	March 1, 2013
Stephen G. Kasnet

/s/ Thomas Siering	Director	March 1, 2013
Thomas Siering

/s/ Ronald N. Weiser	Director	March 1, 2013
Ronald N. Weiser