Form 10-Q
period 2013-03-31
Silver Bay Realty Trust Corp.
filed 2013-05-14
CIK 1557255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number 001-37560

SILVER BAY REALTY TRUST CORP.

(Exact name of registrant as specified in its charter)

Maryland	90-0867250
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

601 Carlson Parkway, Suite 250
Minnetonka, Minnesota	55305
(Address of principal executive offices)	(Zip Code)

(952) 358-4400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 13, 2013, there were 39,308,294  shares of common stock, par value $0.01 per share, outstanding.

SILVER BAY REALTY TRUST CORP.

FORM 10-Q for the Quarter Ended March 31, 2013

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

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

•                            our ability to qualify and maintain qualification as a REIT for U.S. federal income tax purposes;

•                            availability of qualified personnel;

•                            estimates relating to our ability to make distributions to our stockholders in the future;

•                            our understanding of our competition; and

•                            market trends in our industry, real estate values, the debt securities markets or the general economy.

For a discussion of some of the factors that could cause our actual results to differ materially from any forward-looking statements, see the discussion on risk factors in Item 1A, “Risk Factors,” and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Quarterly Report on Form 10-Q and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission, or SEC.  The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q.  We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable laws.  You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Silver Bay Realty Trust Corp.

Condensed Consolidated Balance Sheets

(amounts in thousands except share data)

	March 31, 2013
	(unaudited)	December 31, 2012
Assets
Investments in real estate:
Land	$111,285	$82,310
Building and improvements	467,923	338,252
	579,208	420,562
Accumulated depreciation	(4,650)	(1,869)
Investments in real estate, net	574,558	418,693

Assets held for sale	2,856	-
Cash and cash equivalents	92,203	228,139
Escrow deposits	26,610	19,727
Resident security deposits	3,135	2,266
In-place lease and deferred lease costs, net	1,779	2,363
Other assets	6,477	6,114
Total Assets	$707,618	$677,302

Liabilities and Equity
Liabilities:
Accounts payable and accrued property expenses	$6,436	$4,550
Resident prepaid rent and security deposits	3,712	2,713
Amounts due to the manager and affiliates	3,707	3,071
Amounts due previous owners	5,224	6,555
Total Liabilities	19,079	16,889

10% cumulative redeemable preferred stock, $.01 par; 50,000,000 authorized, 1,000 issued and outstanding	1,000	1,000

Equity:
Stockholders’ Equity:
Common stock $.01 par; 450,000,000 shares authorized; 39,313,470 and 37,328,213, respectively shares issued and outstanding	392	372
Additional paid-in capital	699,051	664,146
Cumulative deficit	(12,403)	(5,609)
Total Stockholders’ Equity	687,040	658,909
Noncontrolling interests - Operating Partnership	499	504
Total Equity	687,539	659,413
Total Liabilities and Equity	$707,618	$677,302

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp.

Condensed Consolidated Statement of Operations

For the Three Months Ended March 31, 2013 (unaudited)

(amounts in thousands except share data)

Revenue:
Rental income	$7,296
Other income	385
Total revenue	7,681

Expenses:
Property operating and maintenance	1,803
Real estate taxes	1,420
Homeowners’ association fees	281
Property management	2,431
Depreciation and amortization	3,748
Advisory management fee - affiliates	2,852
General and administrative	1,528
Total expenses	14,063
Net loss	(6,382)

Net loss attributable to noncontrolling interests - Operating Partnership	5
Net loss attributable to controlling interests	(6,377)
Preferred stock distributions	(25)
Net loss attributable to common stockholders	$(6,402)

Loss per share - basic and diluted (Note 5):
Net loss attributable to common shares	$(0.16)
Weighted average common shares outstanding	39,182,153

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp.

Condensed Consolidated Statement of Changes in Equity

For the Three Months Ended March 31, 2013 (unaudited)

(amounts in thousands except share data)

	Common Stock					Noncontrolling
	Shares Issued	Par value amount	Additional Paid-In Capital	Cumulative Deficit	Total Stockholders’ Equity	interests - Operating Partnership	Total Equity
Balance at January 1, 2013	37,328,213	$372	$664,146	$(5,609)	$658,909	$504	$659,413
Net proceeds from sale of common stock	1,987,500	20	34,510	—	34,530	—	34,530
Restricted stock forfeited	(2,243)	—	—	—	—	—	—
Dividends declared	—	—	—	(417)	(417)	—	(417)
Other	—	—	395	—	395	—	395
Net loss	—	—	—	(6,377)	(6,377)	(5)	(6,382)

Balance at March 31, 2013	39,313,470	$392	$699,051	$(12,403)	$687,040	$499	$687,539

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp.

Condensed Consolidated Statement of Cash Flows

Three Months Ended March 31, 2013 (unaudited)

(amounts in thousands)

Cash Flows From Operating Activities:
Net loss	$(6,382)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3,748
Non-cash stock compensation	288
Net change in assets and liabilities:
Decrease in related party payables, net	(299)
Increase in deferred lease fees and prepaid rents	180
Decrease in other assets	166
Decrease in accounts payable and accrued property expenses	(358)
Net cash used by operating activities	(2,657)

Cash Flows From Investing Activities:
Purchase of investments in real estate	(141,133)
Capital improvements of investments in real estate	(19,562)
Increase in escrow cash	(6,882)
Other	(107)
Net cash used by investing activities	(167,684)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of offering costs	34,530
Other	(125)
Net cash provided by financing activities	34,405

Net change in cash and cash equivalents	(135,936)
Cash and cash equivalents at beginning of period	228,139
Cash and cash equivalents at end of period	$92,203

Noncash investing and financing activities:
Accrued preferred stock dividends	$(25)
Common stock and unit dividends declared, but not paid	$(392)
Advisory management fee - additional basis	$395
Capital improvements in accounts payable	$1,262

See accompanying notes to the condensed consolidated financial statements.

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(amounts in thousands, except share data and property counts)

Note 1.  Organization and Operations

Silver Bay Realty Trust Corp., or the Company, is a newly formed Maryland corporation that is the continuation of the operations of Silver Bay Property Investment LLC (formerly Two Harbors Property Investment LLC), or Silver Bay Property or our Predecessor, through a contribution of equity interests in Silver Bay Property and an initial public offering on December 19, 2012, or the Offering, and certain Formation Transactions described in Note 3.  Until the Offering, Silver Bay Property was a wholly owned subsidiary of Two Harbors Investment Corp., or Two Harbors or Parent.  The Company began formal operations in February 2012 when it started acquiring single-family residential real properties.

The Company is focused on the acquisition, renovation, leasing and management of single-family residential properties in selected markets in the United States.  As of March 31, 2013, the Company owned 4,594 single-family residential properties.  The Company’s current target markets include Phoenix, AZ, Tucson, AZ, Northern California (currently consisting of Contra Costa, Napa, Sacramento and Solano counties), Southern California (currently consisting of Riverside and San Bernardino counties), Orlando, FL, Tampa, FL, Southeast FL (currently consisting of Miami-Dade, Broward and Palm Beach counties), Jacksonville, FL, Atlanta, GA, Las Vegas, NV, Charlotte, NC, Columbus, OH, Dallas, TX, and Houston, TX.  The Company also recently decided to enter Chicago, IL and Indianapolis, IN markets.

The Company acquired the Predecessor upon consummation of the Formation Transactions, and the operations represent the continuation of the Predecessor. The Company’s March 31, 2013 condensed consolidated financial statements and results of operations do not include a comparison of the comparable period in 2012 because the Company began formal operations in February 2012 when its Predecessor began acquiring single—family properties and had only immaterial operating activity for the comparable period.

The Company intends to elect to qualify and be taxed as a real estate investment trust, or REIT, for U.S. federal tax purposes, commencing with, and in connection with the filing of its federal tax return for, the portion of its taxable year ended December 31, 2012.  As a REIT, the Company will generally not be subject to federal income tax on the taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax at regular corporate rates. Even if it qualifies for taxation as a REIT, the Company may be subject to some federal, state and local taxes on its income or property.  In addition, the income of any taxable REIT subsidiary, or TRS, that the Company’s owns will be subject to taxation at regular corporate rates.

The Company is externally managed by PRCM Real Estate Advisers LLC, or the Manager. The Company relies on the Manager to provide or obtain on its behalf the personnel and services necessary for it to conduct its business as the Company has no employees of its own.

Note 2.  Basis of Presentation and New Accounting Pronouncements

Consolidation and Basis of Presentation

The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2013 and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2013 should not be construed as indicative of the results to be expected for the full year.

The accompanying condensed consolidated financial statements include the accounts of all subsidiaries and intercompany accounts and transactions have been eliminated.  The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP.

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except share data and property counts)

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and Silver Bay Operating Partnership L.P., or the Operating Partnership. The Company consolidates real estate partnerships and other entities that are not variable interest entities when it owns, directly or indirectly, a majority voting interest in the entity or is otherwise able to control the entity.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the reported amounts and disclosures in the financial statements.  The Company’s estimates are inherently subjective in nature and actual results could differ from these estimates.

Assets Held for Sale

The Company evaluates its long-lived assets on a regular basis to insure the individual properties still meet its investment criteria. If the Company has determined that an individual property no longer meets its investment criteria, a decision is made to dispose of the property. The property is subject to the Company’s impairment test and any losses are recognized immediately. The property is then marketed for sale and classified as held for sale in the consolidated financial statements, with any material operations reported as discontinued operations.

The properties included in held for sale at March 31, 2013 had not been renovated to date and had no leasing operations under the Company’s ownership.

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act, or the JOBS Act, the Company meets the definition of an “emerging growth company.” The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised U.S. accounting standards pursuant to Section 107(b) of the JOBS Act. As a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

In December 2011, the Financial Accounting Standards Board , or FASB, issued ASU No. 2011-11, which amends ASC 210, Balance Sheet.  This amendment enhances disclosures required by U.S. GAAP by requiring information about financial instruments and derivative instruments that are either (1) offset in accordance with ASC 210, Balance Sheet or ASC 815, Other Presentation Matters or (2) subject to an enforceable master netting arrangement or similar agreement.  ASU No. 2011-11 is effective for first interim or annual periods beginning on or after January 1, 2013.  The adoption of this pronouncement did not have an impact on the Company’s condensed consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02 Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires the provision of information about the amounts reclassified out of accumulated other comprehensive income, or OCI, by component.  In addition, it requires presentation, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, a cross-reference must be provided to other disclosures required under GAAP that provide additional detail about those amounts. The adoption of this pronouncement did not have an impact on the Company’s condensed consolidated financial statements.

Note 3.  Formation Transactions and Offering

On December 19, 2012, the Company completed the Offering and raised approximately $228,517 in net proceeds through the issuance of 13,250,000 common shares.  On January 7, 2013, the Company sold an additional 1,987,500 common shares and received net proceeds of approximately $34,530.

Concurrently with the Offering, the Company also completed certain merger and formation transactions, or the Formation Transactions. Included in the Formation Transactions was the contribution of the ownership interest of the Predecessor by Two Harbors. For accounting purposes, the Predecessor was considered the acquiring or surviving entity, meaning the Silver Bay Property

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except share data and property counts)

historical assets and liabilities included in the condensed consolidated balance sheet are recorded at the Predecessor’s historical carryover cost basis. In consideration for the contribution, Two Harbors received 17,824,647 shares of the Company’s common stock, and 1,000 shares of cumulative redeemable preferred stock with an aggregate liquidation preference of $1,000 per share.  On April 24, 2013, Two Harbors distributed by way of a special dividend all shares of the Company’s common stock to their stockholders on a pro rata basis.

The owners of the membership interests of entities managed by Provident Real Estate Advisors LLC, or the Provident Entities, contributed their interests in the Provident Entities, which owned 881 single-family residential real properties, to the Company as part of the Formation Transactions.  The contribution of the Provident Entities was considered an acquisition for accounting purposes, resulting in the assets and liabilities of the Provident Entities being recorded at their fair value of $118,492.  In consideration for their contribution, the owners of the Provident Entities received 6,092,995 shares of the newly formed entity’s common stock, valued at $18.50 per share, $5,263 in cash (a use of net proceeds from the Offering) and 27,459 common units in the Operating Partnership, valued at $18.50 per unit because the common units are redeemable for cash or, at the Company’s election, shares of Company common stock on a one-for-one basis, subject to applicable adjustments.  The allocations of the purchase price for the Provident Entities were made in accordance with the Company’s allocation policies. There was no allocation of fair value for above or below market in-place leases based on the short-term nature of the leases and stated rates approximating current rental rates.

Certain working capital adjustments have been finalized as of March 31, 2013.  Included in the condensed consolidated balance sheet within amounts due previous owners is a $265 and $202 receivable from the prior members of the Provident Entities as of March 31, 2013 and December 31, 2012, respectively and $1,261 due to Two Harbors as of December 31, 2012.  There were no working capital adjustments with Two Harbors as of March 31, 2013.  Any future working capital adjustments related to Silver Bay Property will be reflected as an adjustment to additional paid in capital and working capital adjustments related to the Provident Entities will be reflected as a basis adjustment to the single-family properties acquired.

In addition, the Company is required to make payments of cash to both Two Harbors and the prior members of the Provident Entities as additional purchase price consideration in the Formation Transactions. The total amount to be paid to Two Harbors and prior members of the Provident Entities is equal to 50% of the advisory management fee payable to the Manager, as described in Note 6, during the first year after the Offering (before adjustment for any property management fees received by the Manager’s operating subsidiary), subject to an aggregate amount payable to Two Harbors of no more than $4,024.  These payments reduce the amount owed to the Manager on a dollar-for-dollar basis and thus have no net impact on expenditures of the Company. The amounts to be individually paid to Two Harbors and prior members of the Provident Entities are based upon the relative values they each provided as part of the Formation Transactions, which were approximately 73.6% and 26.4%, respectively. As a result, as of March 31, 2013, the Company has an estimated remaining liability of $5,448 as part of its Formation Transactions, including the Two Harbors component recorded at the remaining aggregate cap amount.  The additional cash payments are required to be made quarterly in conjunction with the payment of the advisory management fee during 2013.

During the period from the date of the Formation Transactions through March 31, 2013, the Company recorded advisory management fee expense of $2,852 (see Note 6), of which $1,103 relates to the amortization of the deferred charges for the Two Harbors component of the fee and $395 related to the Provident Entities component of the fee.  Based upon Two Harbors’ assets being recorded at carryover basis, the estimated liability related to Two Harbors of $3,888 has been recorded as a deferred charge and included in other assets on the condensed consolidated balance sheet and will be amortized as advisory management fee expense ratably each quarter.  The estimated liability related to the Provident Entities of $1,560 has been recorded as additional basis to the single-family residential real properties acquired from the Provident Entities. Because these payments will be funded by the Manager through the reduction of its advisory management fee, the Company has determined that the full recognition of advisory management fee expense would still need to be recorded and will record the portion related to payments to the prior members of the Provident Entities through the recognition of additional paid-in capital, which amounted to $395 for the three months ended March 31, 2013.

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except share data and property counts)

Note 4.  Stockholders’ Equity

Common Stock Dividends

The following table presents cash dividends declared by the Company on its common stock since its formation:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share
March 21, 2013	April 1, 2013	April 12, 2013	$0.01

Preferred Stock Dividends

The following table presents cash dividends declared by the Company on its 10% cumulative redeemable preferred stock since its formation:

Declaration Date	Payment Date	Cash Dividend per Share
March 21, 2013	April 12, 2013	$31.39

Note 5.  Earnings (Loss) Per Share

The following table presents a reconciliation of net loss and shares used in calculating basic and diluted earnings (loss) per share, or EPS, for the three months ended March 31, 2013.  A total of 27,459 of common units have been excluded from the calculation of diluted EPS as their inclusion would not be dilutive.

The following is a summary of the elements used in calculating basic and diluted EPS computations:

Net loss attributable to controlling interests	$(6,377)
Preferred distributions	(25)
Net loss attributable to common stockholders	(6,402)
Basic and diluted weighted average common shares outstanding	39,182,153
Net loss per common share - Basic and Diluted	$(0.16)

Note 6.  Related Party Transactions

Advisory Management Agreement

In conjunction with the Formation Transactions, the Company and the Manager entered into a new advisory management agreement, whereby the Manager will design and implement the Company’s business strategy and administer its business activities and day-to-day operations, subject to oversight by its board of directors.  In exchange for these services, the Manager will earn a fee equal to 1.5% per annum, or 0.375% per quarter, of the Company’s daily average fully diluted market capitalization, as defined by the agreement, calculated and payable quarterly in arrears. The fee is reduced for the 5% property management fee (described below) received by the Manager’s operating subsidiary or its affiliates under the property management and acquisition services agreement. The Company will also reimburse the Manager for all expenses incurred on its behalf or otherwise in connection with the operation of its business, other than compensation for the Chief Executive Officer and personnel providing data analytics directly supporting the investment function.  If the Manager provides services to a party other than the Company or one of its subsidiaries, a portion of these expenses will be allocated to and reimbursed by such other party in a fair and equitable manner as determined by the Manager in good faith.

The initial term of the advisory management agreement expires on December 19, 2015 and will be automatically renewed for a one year term at the end of the initial term and each anniversary thereafter unless terminated. Upon termination of the management agreement by the Company for reasons other than cause, or by the Manager for cause that the Company is unwilling or unable to

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except share data and property counts)

timely cure, the Company will pay the Manager a termination fee equal to 4.5% of the daily average of the Company’s fully diluted market capitalization in the quarter preceding such termination.

During the three months ended March 31, 2013, the Company estimated the total advisory management fee earned during the period by the Manager (net of the reduction for the 5% property management fee described below) was $2,852.  As outlined in Note 3, the Company is required to make certain payments to Two Harbors and the prior members of the Provident Entities based upon 50% of the advisory management fee earned by the Manager during the first year subsequent to the Offering (before adjustment for any property management fees received by the Manager’s operating subsidiary). The Manager has agreed to fund these payments through the forgiveness of an equal portion of their advisory management fee payable by Company during the same period. The Company incurred $1,499 in advisory management fees payable to Two Harbors and the prior members of the Provident Entities during the three months ended March 31, 2013 and applied such payables as a reduction to advisory management fees payable to Manager. The remaining portion of the advisory management fee for the period has been accrued and reflected in amounts due to the Manager and affiliates on the condensed consolidated balance sheet.

Property Management and Acquisition Services Agreement

In conjunction with the Formation Transactions, the Company entered into a new property management and acquisition services agreement with the Manager’s operating subsidiary. Under this agreement, the Manager’s operating subsidiary will acquire additional single-family properties on the Company’s behalf and manage the properties owned by the Company in select target markets. For these services, the Company will reimburse the Manager’s operating subsidiary for all direct expenses incurred in the operation of its business, including the compensation of its employees. The Manager’s operating subsidiary will also receive a property management fee equal to 5% of certain costs and expenses incurred by it in the operation of its business that are reimbursed by the Company. This 5% property management fee reduces the advisory management fee paid to the Manager.

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

During the three months ended March 31, 2013, the Company accrued direct expense reimbursements of $1,908 and the 5% property management fee of $146, which are included in property management and amounts due to the Manager and affiliates in the condensed consolidated financial statements. In addition, the Company incurred charges with the Manager’s operating subsidiary of $1,314 in acquisitions and renovation fees which were capitalized as part of property acquisition and renovation costs, $32 for leasing services, which are reflected as other assets and are being amortized over the life of the leases (typically one year or less) and $2,431 for property management during the three months ended March 31, 2013.  As of March 31, 2013 and December 31, 2012, respectively, the Company owed $1,299 and $994, respectively for these services which is included in amounts due to the manager and affiliates on the condensed consolidated balance sheet and in property management expenses on the condensed consolidated statement of operations.

Other

The Company reimbursed the Manager for direct and allocated costs incurred by them on behalf of the Company, primarily related to employee compensation.  These direct and allocated costs totaled approximately $810 for the three months ended March 31, 2013 and was expensed as general and administrative expense.  As of March 31, 2013 and December 31, 2012, the Company owed $810 and $1,609, respectively for these costs including reimbursed Offering costs in equity which is included in amounts due to the Manager and affiliates on the condensed consolidated balance sheet.

Note 7.  Subsequent Events

Subsequent to March 31, 2013, the Company purchased 89 single-family properties in Northern CA, Atlanta and Columbus in three separate bulk purchases for $8.7 million.

On May 10, 2013, we entered into a $200 million revolving credit facility with a syndicate of banks.  The Company is able to draw up to 55% of the aggregate value of the eligible properties in such subsidiaries’ portfolios based on the lesser of (a) the value or (b) the original purchase price plus certain renovation and other capitalized costs of the properties. The credit facility matures in May

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(amounts in thousands, except share data and property counts)

2016 and bears interest at a varying rate of the London Interbank Offered Rate, or LIBOR, plus 3.50% subject to a LIBOR floor of 0.5%. The credit facility will be used for the acquisition, financing and renovation of properties and other general purposes.

All amounts outstanding under the credit facility are collateralized by the equity interests of certain of the Company’s subsidiaries, or pledged subsidiaries.  The amounts outstanding under the credit facility and certain obligations contained therein are guaranteed by Silver Bay Realty Trust Corp. and the Operating Partnership only in the case of certain bad acts (including bankruptcy) and up to $20 million for completion of certain property renovations, as outlined in the credit documents. The pledged subsidiaries are required to pay certain commitment fees in connection with the credit facility based upon the unused portion of the facility, certain fees assessed in connection with establishing the facility and other fees specified in the credit facility documents.

The credit facility does not contractually restrict the Company’s ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. The credit facility documents require we meet certain quarterly financial tests pertaining to total liquidity and net worth and contain customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.

In connection with the credit facility, our Manager’s operating subsidiary assigned the property management agreements it maintained with third parties to us. This means we will incur costs under those agreements in the future directly to the third parties as opposed to paying such amounts to our Manager’s operating subsidiary as reimbursement. Our Manager’s operating subsidiary remains obligated to oversee and manage the performance of these property managers.  We also entered into separate property management agreements with our Manager’s operating subsidiary covering the properties pledged as part of the credit facility.  Pursuant to these agreements, we pay a property management fee equal to 10% of collected rents, which reduces our reimbursement obligations by an equal amount thus resulting in no net impact to the amount we pay our Manager’s operating subsidiary for property management services.

Additional events subsequent to March 31, 2013 were evaluated through the date of these financial statements were issued and no additional events were identified requiring further disclosure in these condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This report, including the following Management’s Discussion and Analysis of Financial Conditions and Results of Operations, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under “Special Note Regarding Forward-Looking Statements” included in this report. In addition, our actual results could differ materially from those projected in such forward-looking statements as a result of the factors discussed under “Special Note Regarding Forward-Looking Statements” as well as the risk factors described in Item 1A, “Risk Factors,” of this report.

Overview

We are an externally-managed Maryland corporation focused on the acquisition, renovation, leasing and management of single-family properties in selected markets in the United States. Our principal financial objective is to generate attractive risk-adjusted returns for our stockholders over the long term, primarily through dividends and secondarily through capital appreciation. We generate virtually all of our revenue by leasing our portfolio of single-family properties. As of March 31, 2013 we owned approximately 4,594 single-family properties in Arizona, California, Florida, Georgia, Nevada, North Carolina, Ohio and Texas. As of April 30, 2013, we owned approximately 5,040 single-family properties in such markets and had entered into contracts to purchase an additional 370 properties.  We recently decided to enter markets in Chicago, Illinois and Indianapolis, Indiana.  We view our target markets as desirable because we believe they have an oversupply of properties that can be acquired at attractive prices, favorable demographics and long-term economic trends and healthy demand for rental properties.

Silver Bay Realty Trust Corp. was incorporated in Maryland in June 2012. Silver Bay Realty Trust Corp. conducts its business and owns all of its properties through Silver Bay Operating Partnership L.P., or the Operating Partnership. Silver Bay Realty Trust Corp.’s wholly owned subsidiary, or the General Partner, is the sole general partner of the Operating Partnership. Silver Bay Realty Trust Corp. has no material assets or liabilities other than its investment in the Operating Partnership. As of March 31, 2013, Silver Bay Realty Trust Corp. owned, through a combination of direct and indirect interests, 99.9% of the partnership interests in the Operating Partnership.

In connection with our initial public offering in December 2012, we completed a series of contribution and merger transactions, or the Formation Transactions, through which we acquired an initial portfolio, or our Initial Portfolio, of more than 3,300 single-family properties from Two Harbors Investment Corp., or Two Harbors, and the owners of the membership interests of entities managed by Provident, or the Provident Entities. Acquisition of Two Harbors Property Investment LLC (now known as Silver Bay Property Investment LLC), or Silver Bay Property or our Predecessor, accounted for more than 2,400 properties in our Initial Portfolio. Silver Bay Property began acquiring this portfolio of single-family residential properties to rent for income and to hold for investment in the first quarter of 2012. Acquisition of the Provident Entities accounted for 881 properties in our Initial Portfolio.  Provident began acquiring, renovating, managing and overseeing the leasing of these single-family properties in 2009, acquiring properties in Arizona, Florida, Georgia and Nevada through the Provident Entities, five private limited liability companies for which Provident served as the managing member.

We intend to elect and qualify to be taxed as a real estate investment trust, or REIT, for U.S. federal tax purposes, commencing with, and in connection with the filing of our federal tax return for, the portion of our taxable year ended December 31, 2012.  As a REIT, we generally are not subject to federal income tax on the taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state and local taxes on our income or property.  In addition, the income of any taxable REIT subsidiary, or TRS, that we own will be subject to taxation at regular corporate rates.

We are externally managed by PRCM Real Estate Advisers LLC, or our Manager. We rely on our Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business as we have no employees of our own. Our Manager is a joint venture of an affiliate of Pine River Capital Management L.P., or Pine River, and Provident Real Estate Advisors LLC, or Provident, and our Manager and its operating subsidiary together provide us with a comprehensive suite of investment, acquisition and property management services, utilizing the combined expertise of Pine River and Provident.

Property Portfolio

Our real estate investments consist of single-family properties in our target markets. A significant portion of the properties we own were purchased within the last six months and are still undergoing stabilization, which is the process of acquiring, renovating, marketing and leasing a property for the first time. As of March 31, 2013, we owned 4,594 single-family properties and had entered into contracts to purchase an additional 279 properties in the following markets:

Market	Number of Properties (1)	Aggregate Cost Basis (2) (thousands)	Average Cost Basis Per Property (thousands)	Average Age (in years) (3)	Average Square Footage	Number of Leased Properties	Number of Vacant Properties (4)	Average Monthly Rent for Leased Properties (5)
Phoenix	1,276	$166,636	$131	22.8	1,661	789	487	$1,043
Tampa	897	111,902	125	23.4	1,662	457	440	1,258
Atlanta	785	90,848	116	16.6	2,046	409	376	1,192
Northern CA (6)	372	64,022	172	44.9	1,375	232	140	1,449
Las Vegas	277	36,683	132	15.8	1,713	172	105	1,163
Tucson	202	15,333	76	40.0	1,336	161	41	835
Southern CA (7)	161	20,058	125	43.0	1,351	54	107	1,141
Orlando	134	18,649	139	23.1	1,744	89	45	1,291
Southeast FL (8)	115	18,159	158	32.5	1,744	—	115	—
Charlotte	102	12,369	121	11.4	1,994	29	73	1,155
Dallas	95	9,528	100	23.0	1,713	15	80	1,168
Columbus	94	7,769	83	33.6	1,496	—	94	—
Jacksonville	51	4,558	89	35.5	1,487	6	45	944
Houston	33	2,694	82	31.0	1,760	—	33	—

Totals	4,594	$579,208	$126	25.1	1,690	2,413	2,181	$1,156

(1)                       Total properties exclude properties held for sale by our TRS and any properties acquired in previous periods in sales that have been subsequently rescinded or vacated.

(2)                       Aggregate cost includes all capitalized costs, determined in accordance with GAAP, incurred through March 31, 2013 for the acquisition, stabilization, and significant post-stabilization renovation of properties, including land, building, possession costs and renovation costs.  Aggregate cost does not include accumulated depreciation.

(3)                       As of March 31, 2013, approximately 20% of our properties were less than 10 years old, 27% were between 10 and 20 years old, 17% were between 20 and 30 years old, 17% were between 30 and 40 years old, 8% were between 40 and 50 years old, and 11% were more than 50 years old.

(4)                       Total number of vacant properties includes properties in the process of stabilization as well as those available for lease.

(5)                       Average monthly rent for leased properties was calculated as the average of the contracted monthly rent for all leased properties as of March 31, 2013 and reflects rent concessions amortized over the life of the related lease.

(6)                       Northern California market currently consists of Contra Costa, Napa, Sacramento and Solano counties.

(7)                       Southern California market currently consists of Riverside and San Bernardino counties.

(8)                       Southeast Florida market currently consists of Miami Dade, Broward and Palm Beach counties.

Recent Highlights of 2013

We acquired 1,215 single-family properties in the first quarter of 2013. At March 31, 2013, we owned 4,594 residential properties, of which 2,413 were leased, resulting in an occupancy rate of 53%. We generated $7.7 million in revenue in the first quarter of 2013. As of March 31, 2013 we owned 2,614 stabilized properties in our portfolio, resulting in an occupancy rate of approximately 92% at an average monthly rent of $1,156.  Throughout our ramp-up stage, acquisition activity has outpaced renovation and leasing activity which has caused overall portfolio occupancy to remain well below occupancy on a steady-state portfolio. Although this trend will likely continue for several more quarters, we believe our overall portfolio occupancy rate will gradually rise as renovation and leasing activity increases to absorb the new inventory and new acquisitions as a proportion of our existing portfolio decline.

We closed on the underwriters’ exercise of their overallotment option from our initial public offering on January 7, 2013, which provided net proceeds of approximately $34.5 million.  We had $92.2 million in cash and cash equivalents at March 31, 2013.

On May 10, 2013, certain of our subsidiaries entered into a $200 million revolving credit facility with a syndicate of banks.  The credit facility matures in May 2016 and bears interest at a varying rate of the London Interbank Offered Rate, or LIBOR, plus 3.50% subject to a LIBOR floor of 0.5%. The credit facility will be used for the acquisition, financing and renovation of properties and other general purposes.  All amounts outstanding under the credit facility are collateralized by the equity interests of our pledged subsidiaries.

On March 21, 2013, our Board of Directors declared a quarterly cash dividend of $0.01 per share of common stock, which was paid on April 12, 2013.

We were added to the U.S. small-cap Russell 2000® Index and the MSCI Global Small Cap Index in March 2013.

Factors Likely to Affect Silver Bay Results of Operations

Our results of operations and financial condition will be affected by numerous factors, many of which are beyond our control. The key factors we expect to impact our results of operations and financial condition include our pace and costs of acquisitions, the time and costs required to stabilize a newly acquired property and convert the same to rental, the age of our properties, rental rates, the varying costs of internal and external property management, occupancy levels, rates of resident turnover, home price appreciation, changes in homeownership rates, our expense ratios and our capital structure.

Industry Outlook

The current housing market environment across our core markets in Arizona, California, Florida, Georgia, Illinois, Indiana, Nevada, North Carolina, Ohio and Texas remains highly attractive for single-family property acquisition and rental. Pricing remains attractive, supply strong and demand for housing is growing. We continue to see strong interest in single-family rental properties by institutional investors and believe this increased interest to be a positive indicator of the overall cheapness of housing, the unfolding of the housing market recovery and the industry’s long-term potential.

The recovery of the U.S. residential housing market continues to be an important theme in our investment thesis. Housing prices across all of our core markets have appreciated over the past year. In the first quarter of 2013, housing prices strengthened across most of our markets. Since the end of the first quarter of 2013, we have seen continued strength in housing prices across most markets, particularly in the distressed segment as competition for REO (real estate owned) and foreclosure sales remains strong. Despite these gains, in markets like Phoenix, Las Vegas and California prices are still 39 to 53% below peak and roughly flat to prices seen over a decade ago despite significant population growth and inflation. We believe housing in our markets remains cheap relative to replacement cost and affordability metrics. However, we believe this will change over time, which emphasizes the importance of deploying capital in the early stages of the housing recovery while remaining disciplined.

MSA HOME PRICE APPRECIATION (“HPA”)(1)

SOURCE: CORELOGIC AS OF MARCH 31, 2013

Market	HPA (Peak to Trough)(2)	HPA (Peak to Current)	HPA (Prior 12 months)	HPA (Prior 3 months)
Phoenix, AZ	-53%	-39%	19%	3%
Tucson, AZ	-43%	-37%	8%	1%
Northern CA(3)	-60%	-53%	16%	4%
Southern CA(4)	-54%	-45%	15%	4%
Jacksonville, FL	-41%	-36%	4%	-1%
Orlando, FL	-56%	-46%	12%	2%
Southeast FL(5)	-54%	-46%	9%	2%
Tampa, FL	-48%	-42%	8%	3%
Atlanta, GA	-34%	-24%	14%	3%
Charlotte, NC	-17%	-10%	7%	3%
Las Vegas, NV	-60%	-51%	21%	7%
Columbus, OH	-19%	-17%	—%	-4%
Dallas, TX	-15%	-6%	8%	3%
Houston, TX	-14%	-4%	8%	1%
NATIONAL	-33%	-25%	11%	2%

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

(5)         MSA used for Southeast FL is Fort Lauderdale-Pompano Beach-Deerfield Beach

The supply of homes available for sale that meet our criteria is large and the shadow inventory pipeline remains elevated. Based on data from the Mortgage Bankers Association we estimate that as of the fourth quarter 2012 there were more than 5 million mortgages in some form of delinquency or foreclosure or more than 11% of all mortgages. This is roughly double normalized levels. However, competition for this inventory from individuals and institutions has continued to strengthen as we have seen shrinking inventories in certain markets like Phoenix, Las Vegas and California. Certain markets in Florida continue to have elevated levels of supply and a large backlog of foreclosures in the pipeline due in part to the state’s judicial foreclosure process.

On the demand side, we anticipate continued strong rental demand for single-family homes. While new building activity has begun to increase, we believe substantial under investment in residential housing over the past six years will create upward pressure on home prices and rents as demand exceeds supply. We expect this will take time and will be uneven across markets but believe pricing will inevitably revert to replacement cost, which would be favorable to our total return profile.

Acquisitions and Stabilization

Our Manager’s ability to identify and acquire single-family properties that meet our investment criteria will be affected by home prices in our target markets, the inventory of properties available through our acquisition channels and competition for our target assets.

As of March 31, 2013, many properties in our portfolio were still in the renovation and stabilization phases and were therefore not generating rental income.  Before an acquired property becomes an income producing asset, we must possess, renovate, market and lease the property.  We refer to this process as property stabilization. We consider a property stabilized at the earlier of (i) its first authorized occupancy or (ii) 90 days after the renovations for such property are complete regardless of whether the property is leased. Properties acquired with in-place leases are considered stabilized even though such properties may require future renovation to meet our standards and may have existing residents who would not otherwise meet our resident screening requirements. This definition of “stabilized” differs from the definition used in our Annual Report on Form 10-K for 2012, which did not consider a property as stabilized until leased, regardless of how long such property was available for rent after the completion of renovation. This change reflects our intention to continue to review and refine the metrics we provide on our property portfolio as it matures and as standards for presentation emerge among other single-family property REITs.

We acquired 1,215 properties in the three months ended March 31, 2013, a 40% increase over the number of properties acquired in the prior quarter and a 25% increase over the number of properties acquired in the third quarter of 2012, previously our most robust period of acquisitions. The increase in our acquisition rate is primarily attributable to increased success in broker and bulk purchases and our expansion into additional markets. Broker, auction and bulk purchases accounted for the acquisition of approximately 38%, 55% and 7% of the properties acquired in the first quarter of 2013, respectively. By comparison, more than 70% of the properties acquired in 2012 were acquired at auction. The increase in the number of broker purchases in both relative and absolute terms reflects the increase in the number of offers written by the acquisition teams for broker transactions, our expanded network of broker contacts and increased short sale activity in our target markets. Bulk purchases in the first quarter of 2013 consisted of three transactions for 76 total properties compared to two transactions for 124 total properties in 2012. For purposes of this discussion, “broker” refers to a purchase of a single property directly from the owner, including REO, short sales and properties listed on a multiple listing service; “auction” refers to properties purchased at trustee or judicial auctions; and “bulk” refers to purchases of more than one property in a single sale directly from the owner, often an investor group, bank, financial institution or governmental agency, and may include future acquisitions of entire legal entities holding single-family properties.

The average age of the properties in our portfolio has increased since December 31, 2012 in part because we have targeted properties in older neighborhoods, which also tend to be in more desirable locations, and also due to our entrance into the Columbus and Southeast Florida markets that have older housing inventory. Renovation costs on older properties tend to be higher on average, which we factor into our underwriting when assessing underwritten gross yields. This shift in the average age of our properties may increase our per property renovation cost in the future.

Following the closing of an acquisition, our possession of a property can be delayed for a multitude of reasons beyond our control, including applicable statutory rights of redemption, rescission rights and legal challenges to our ownership or unauthorized occupants living in the property at the time of purchase.  The typical stabilization period for our properties has ranged from three to six months depending on the factors discussed above. Through March 31, 2013, approximately two-thirds of our properties (including those acquired by our Predecessor but excluding the properties acquired from the Provident Entities) had been stabilized within six months of acquisition. The average time to stabilization for our properties (including those acquired by our Predecessor but excluding the properties acquired from the Provident Entities) was 121 days.

We stabilized 795 properties in the three months ended March 31, 2013, more than a 35% increase over the number of properties stabilized in the prior quarter. This increase in the quarterly stabilization numbers is primarily attributable to our expanded project management and leasing infrastructure and, to a lesser extent, an increase in the number of properties acquired with an in-place lease. The average time to stabilization for properties stabilized in the first quarter of 2013 was 144 days. This increased stabilization time as compared to the portfolio average is a function of our acquisition activity outpacing our renovation and leasing activity during our ramp-up phase. While this trend may continue over the next few months, we believe it will ultimately reverse itself as renovation and leasing activity increases to absorb the historic inventory and keep pace with new inventory. Of the properties stabilized in the first quarter of 2013, the average time from acquisition to completion of renovation was 85 days and the average time from the completion of renovation until the lease effective date was 55 days. The sum of the average time from acquisition to completion of renovation and the average time from completion of renovation to lease (i.e. 140 days) differs from the average time to stabilization (i.e. 144 days) because stabilized properties includes properties where renovations have been completed for at least 90 days even though they have not yet been leased.

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

Operating expenses associated with the operations of our residential properties primarily include property insurance, utilities and lawn maintenance (once market ready until leased), amortization of deferred lease fees, bad debts, repairs and maintenance, real estate taxes and homeowners’ association fees. Our residential properties are managed by our Manager’s operating subsidiary or third-party property management companies. As our properties are placed in service, we record depreciation and amortization expense on a straight-line basis over the estimated useful life of the related assets.

Expenses associated with the overall operation of our business consist primarily of advisory management fees and general and administrative costs.  Because we have no employees, we rely on our Manager to oversee our operations.  Our general and administrative expenses primarily consist of reimbursed compensation and certain public company expenses.

Our March 31, 2013 condensed consolidated financial statements and results of operations do not include a comparison of the comparable period in 2012 because we began formal operations in February 2012 when our Predecessor began acquiring single-family properties and had only immaterial operating activity for the comparable period. As a result of our ramp-up, we believe that aspects of our results during this period are not representative of future periods of results as detailed below. The following are our results of operations (unaudited) for the three months ended March 31, 2013:

Income Statement Data (unaudited)

Three Months Ended March 31, 2013

(amounts in thousands except share data)

Revenue:
Rental income	$7,296
Other income	385
Total revenue	7,681

Expenses:
Property operating and maintenance	1,803
Real estate taxes	1,420
Homeowners’ association fees	281
Property management	2,431
Depreciation and amortization	3,748
Advisory management fee - affiliates	2,852
General and administrative	1,528
Total expenses	14,063
Net loss	(6,382)

Net loss attributable to noncontrolling interests - Operating Partnership	5
Net loss attributable to controlling interests	(6,377)
Preferred stock distributions	(25)
Net loss attributable to common stockholders	$(6,402)

Loss per share - basic and diluted
Net loss attributable to common shares	$(0.16)
Weighted average common shares outstanding	39,182,153

Revenue

We earned $7.7 million in total revenue during the three months ended March 31, 2013.  The revenue during this period is not representative of the revenue generating potential of our entire portfolio because a substantial portion of our portfolio has not yet been renovated and leased.

The following table summarizes our stabilized properties and those owned six months or longer as of March 31, 2013:

	Stabilized Properties					Properties Owned at Least Six Months
Market	Number of Stabilized Properties	Properties Leased	Properties Vacant	Occupancy Rate	Average Monthly Rent for Leased Stabilized Properties (1)	Properties Owned 6 Months or Longer	Properties Leased	Properties Vacant	Occupancy Rate	Average Monthly Rent for Properties Owned at Least Six Months (2)
Phoenix	878	789	89	90%	1,043	786	685	101	87%	$1,045
Tampa	495	457	38	92%	1,258	623	440	183	71%	1,259
Atlanta	454	409	45	90%	1,192	435	352	83	81%	1,191
Northern CA	250	232	18	93%	1,449	167	149	18	89%	1,562
Las Vegas	174	172	2	99%	1,163	160	143	17	89%	1,156
Tucson	163	161	2	99%	835	151	144	7	95%	835
Southern CA	56	54	2	96%	1,141	111	35	76	32%	1,212
Orlando	89	89	—	100%	1,291	78	78	—	100%	1,313
Southeast FL (3) (4)	—	—	—	—	—	—	—	—	—	—
Charlotte	34	29	5	85%	1,155	11	8	3	73%	1,116
Dallas (4)	15	15	—	100%	1,168	—	—	—	—	—
Columbus (3) (4)	—	—	—	—	—	—	—	—	—	—
Jacksonville (4)	6	6	—	100%	944	—	—	—	—	—
Houston (3) (4)	—	—	—	—	—	—	—	—	—	—

Totals	2,614	2,413	201	92%	$1,156	2,522	2,034	488	81%	$1,161

(1)             Average monthly rent for leased stabilized properties was calculated as the average of the contracted monthly rent for all stabilized leased properties as of March 31, 2013 and reflects rent concessions amortized over the life of the related lease.

(2)             Average monthly rent for properties owned at least six months was calculated as the average of the contracted monthly rent for all properties owned at least six months as of March 31, 2013 and reflects rent concessions amortized over the life of the related lease.

(3)             As of March 31, 2013, there were no stabilized properties in this market.

(4)             As of March 31, 2013, there were no properties owned six months or longer in this market.

Since the beginning of 2013, renovation activity has outpaced leasing activity which has caused occupancy of our stabilized properties to trend downwards from 94% as of December 31, 2012 (based on 1,815 stabilized properties calculated in accordance with the revised definition of “stabilized” described above) to 92% as of March 31, 2013. This decrease is generally not the result of increased turnover but is primarily due to an increased proportion of our properties stabilized as a result of the second prong of our definition, that is, initial renovation has been completed for 90 days on the property even though it has not yet been leased for the first time. While this trend may continue over the next several quarters, we believe it will ultimately reverse itself as leasing activity increases to absorb the newly-renovated inventory.

Since the beginning of 2013, acquisitions have continued to outpace renovation and leasing, which has been the predominant cause of occupancy of properties owned six months or longer remaining below the expected occupancy on a steady-state portfolio and decreasing from 83% as of December 31, 2012 to 81% as of March 31, 2013. While this trend may continue over the next several quarters, we believe it will ultimately reverse itself as renovation and leasing activity increases to absorb the new inventory and new acquisitions as a proportion of the total portfolio decline.

The total number of properties with lease expirations in the three months ended March 31, 2013 was 312, including properties with month-to-month occupancy.  In this period, 102 properties turned over. This turnover number includes move-outs, evictions and lease breaks on our stabilized portfolio and eviction of authorized but delinquent residents of newly-acquired properties but excludes evictions of unauthorized residents in properties acquired at auction. Quarterly turnover for the three months ended March 31, 2013 was approximately 4%. Quarterly turnover represents the number of properties turned over in the period divided by the number of properties in stabilized status during the period (i.e. 2,614 properties for the three months ended March 31, 2013). We believe that this turnover rate is not indicative of future results on a stabilized portfolio and that the turnover rate will be higher in future periods because the large number of recently-leased and stabilized properties in our current portfolio results in a disproportionately small number of properties with expiring leases and thus lower potential turnover attributable to resident move-out.

Expenses

Our ability to acquire, renovate, lease and maintain our portfolio in a cost-effective manner as well as manage our general and administrative expenses are key drivers of our ultimate success. Over time we believe that we will be able to achieve better economies of scale on most property-related expenses, which include bad debt, property taxes, insurance, homeowners’ association fees, repairs and maintenance and for the costs for property management services such as renovating, marketing, leasing and maintaining our stabilized single-family properties. Certain of these expenses, however, are not subject to our control or benefits of scale, including homeowners’ association fees and real estate taxes. Variations in asset level returns will be due to a variety of factors, including location, age and condition of the property and the efficiency of our property management services. We are monitoring the following categories of expenses that we believe most significantly affect our results of operations.

Property Operating and Maintenance Expenses.  Property operating and maintenance expenses were $1.8 million in the three months ended March 31, 2013 and include property insurance, bad debt, utilities and lawn maintenance on market ready properties not leased as well as amortization of deferred lease fees and repairs and maintenance on leased properties.

Real Estate Taxes and Homeowners’ Association Fees.  Real estate taxes and homeowners’ association fees are expensed once a property is market ready and were $1.4 million and $281,000, respectively, in the three months ended March 31, 2013.

Property Management.  Renovating, marketing, leasing and maintaining our properties requires a robust property management services infrastructure that our Manager’s operating subsidiary provides to us. We utilize a hybrid approach for property management, using our Manager’s operating subsidiary’s internal teams in Phoenix, Atlanta and Southeast Florida (representing approximately half of our properties owned) and using third parties in our other markets.

We incurred $2.4 million in property management fees during the three months ended March 31, 2013. Of this amount, approximately $2.0 million was incurred for amounts owing to our Manager’s operating subsidiary for reimbursement of the costs of providing property management services in the markets it manages internally in addition to providing asset management and regional market oversight functions over both internal and third-party managed markets and the 5% property management fee described below. This amount as a proportion of revenue for the period is not representative of a steady-state portfolio because our Manager’s existing oversight and internal property management infrastructure has capacity to support significantly more leased and stabilized properties. Thus, as our revenue generating asset base grows, we believe this portion of our property management fees should not grow at the same rate.

Rather than compensating our Manager’s operating subsidiary with commissions or fees based on rental income, we reimburse all costs and expenses of our Manager’s operating subsidiary incurred on our behalf, including the compensation of its property management, project management and acquisition staff, related overhead and payments to third-party property managers. In addition to these costs, we pay a property management fee to our Manager’s operating subsidiary equal to 5% of certain compensation and overhead costs incurred as a result of providing services to us, which reduces the amount of the advisory management fee paid to our Manager by the same amount. As a result of the pass-through arrangement under the property management and acquisition services agreement, the costs related to the property management, project management and acquisition services provided in the markets where our Manager’s operating subsidiary uses an internal team are largely tied to the compensation and related overhead of our Manager’s operating subsidiary’s property management and acquisitions staff as opposed to a fee based upon rented properties. In addition to the $2.0 million incurred for our Manager’s property management services, we incurred charges with the Manager’s operating subsidiary of $1.3 million in acquisitions and renovation fees which were capitalized as part of property acquisition and renovation costs and $32,000 for leasing services, which are reflected as other assets and are being amortized over the life of the leases (typically one year).

The remaining amount of approximately $400,000 in property management fees was incurred to reimburse our Manager’s operating subsidiary for expenses payable to third-party property managers. Property management and acquisition fees in markets where our Manager’s operating subsidiary uses third parties to perform services are based on our Manager’s operating subsidiary’s contractual arrangements with these third parties, which generally have one-year terms with month-to-month renewals.  Certain third parties providing acquisition services are paid a commission based upon properties acquired on our behalf.  The third-party property management arrangement is fee based on a percentage of rental income and other fees collected from our residents and, in some cases, fees for renovation oversight and leasing activities. In connection with the credit facility these agreements with third-party property managers were assigned to us meaning we will incur these expenses directly to the third parties as opposed to paying such amounts to our Manager’s operating subsidiary as reimbursement. Our Manager’s operating subsidiary remains obligated to oversee and manage the performance of these third-party property managers.

Depreciation and Amortization.  Depreciation on acquired properties commences once property renovation is complete and the property is ready to be leased.   We incurred $3.7 million in the three months ended March 31, 2013 in depreciation and amortization.  Amortization was approximately $600,000 and was primarily related to in-place leases on properties acquired from the Provident Entities.  We expect depreciation expense will increase in future years as we continue to acquire additional properties and put them into market ready status and depreciate.

Advisory Management Fee.  We rely on our Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business because we have no employees of our own.  Our Manager performs these services for us, and together with our Manager’s operating subsidiary, provides us with a comprehensive suite of investment, acquisition and property management services, utilizing the combined expertise of Pine River and Provident. We pay our Manager a quarterly advisory management fee equal to 0.375% (a 1.5% annual rate) of our average fully diluted market capitalization during the preceding quarter less any property management fee paid to our Manager’s operating subsidiary.

As part of the Formation Transactions, we are required to make payments of cash to both Two Harbors and the prior members of the Provident Entities as additional purchase price consideration.  The total amount to be paid to Two Harbors and the prior members of the Provident Entities is equal to 50% of the advisory management fee payable to the Manager during the first year after the offering (before adjustment for the 5% property management fees received by our Manager’s operating subsidiary), subject to an aggregate amount payable to Two Harbors of no more than $4.0 million. The cash payments are required to be made quarterly in conjunction with the payment of the advisory management fee and reduce the amounts payable to our Manager by the same amount, thus the payments do not have a net impact on our obligations.  The amounts to be individually paid to Two Harbors and prior members of the Provident Entities is based upon the relative values they each provided as part of the Formation Transactions, which were approximately 73.6% and 26.4% respectively.  During the three months ended March 31, 2013, we incurred $2.9 million in advisory management fees, net of the 5% property management fee described below, of which prior members of the Provident Entities and Two Harbors earned $395,000 and $1.1 million, respectively, in additional consideration, and our Manager earned $1.4 million in advisory management fees.

General and Administrative Expense.   General and administrative costs include those costs related to being a public company and costs incurred under the management agreement with our Manager. Under the management agreement, we pay all costs and expenses of our Manager incurred in the operation of its business, including all costs and expenses of running the company, all compensation costs (other than for our Chief Executive Officer and personnel providing data analytics directly supporting the investment function), and all costs under the shared services and facilities agreement between our Manager and Pine River. We incurred $1.5 million in general and administrative expenses during the three months ended March 31, 2013 primarily related to reimbursed compensation and certain public company expenses.

Income Taxes.  We intend to operate in a manner that will allow us to qualify for taxation as a REIT.  As a result of our expected REIT qualification, we do not generally expect to pay U.S. federal corporate level taxes. Many of the REIT requirements, however, are highly technical and complex.  If we were to fail to meet the REIT requirements, we would be subject to U.S. federal corporate income taxes.

Critical Accounting Policies

The preparation of financial statements in accordance with U.S. generally accepted accounting principles or GAAP requires us to make certain judgments and assumptions, based on information available at the time of our preparation of the financial statements, in determining accounting estimates used in preparation of the statements. Our significant accounting policies are described below:

Use of Estimates

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

For long-lived assets to be disposed of, an impairment loss is recognized when the estimated fair value of the asset, less the estimated cost to sell, is less than the carrying amount of the asset at the time we have determined to sell the asset.  Long-lived assets held for sale and their related liabilities are separately reported, with the long-lived assets reported at the lower of their carrying amount or their estimated fair value, less their costs to sell and any operations associated with the properties is reflected as discontinued operations.  Assets held for sale are not depreciated nor are they included in our operating metrics at period end.

Depreciation of Investment in Real Estate

Building depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which is generally 27.5 years, with no salvage value. The value of acquired in-place leases are amortized over the average remaining term of the respective in-place acquired lease, which is generally short term in nature (typically one year).

Revenue Recognition

We lease our single-family residences under operating leases. The lease periods will generally be short-term in nature (typically one year) and reflect market rental rates.  Generally, credit investigations are performed for prospective residents and security deposits are obtained. Rental income, net of concessions, will be recognized on a straight-line basis over the term of the lease.

Capitalized Costs

We capitalize certain costs incurred in connection with successful property acquisitions and associated stabilization activities, including tangible property improvements and replacements of existing property components. Included in these capitalized costs are certain personnel costs associated with time spent by certain personnel in connection with the planning, execution and oversight of all capital additions activities at the property level as well as third-party acquisition agreement fees. Indirect costs are allocations of certain department costs, including personnel costs that directly relate to capital additions activities. We also capitalize property taxes and homeowners’ association dues during periods in which property stabilization is in progress up until the time a property is ready for its intended use. We capitalize certain costs through the renovation period and up until the time a property is ready for its intended use which is when it is ready to be placed on the market for lease and after such time such costs are expensed.   We charge to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance, resident turnover costs and general and administrative expenses.

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

In December 2011 the Financial Accounting Standards Board, or FASB, issued ASU No. 2011-11, which amends ASC 210, Balance Sheet.  This amendment enhances disclosures required by GAAP by requiring information about financial instruments and derivative instruments that are either (1) offset in accordance with ASC 210, Balance Sheet or ASC 815, Other Presentation Matters or (2) subject to an enforceable master netting arrangement or similar agreement.  ASU No. 2011-11 is effective for first interim or annual periods beginning on or after January 1, 2013.  The adoption of this pronouncement did not have an impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02 Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires the provision of information about the amounts reclassified out of accumulated other comprehensive income, or OCI, by component.  In addition, it requires presentation, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated OCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, a cross-reference must be provided to other disclosures required under GAAP that provide additional detail about those amounts. The adoption of this pronouncement did not have an impact on our consolidated financial statements.

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

Our liquidity and capital resources as of March 31, 2013 consisted of cash and cash equivalents of $92.2 million and escrow deposits of $26.6 million.  Escrow deposits primarily include refundable and non refundable cash and earnest money on deposit with the Operating Partnership and certain third-party property managers for property purchases and renovation costs, certain municipalities for property purchases and earnest money deposits. As of March 31, 2013, for properties acquired through individual broker transactions that involve submitting a purchase offer, we had offers accepted to purchase residential properties for an aggregate amount of $34.6 million, however not all of these properties are certain to be acquired because properties may fall out of escrow through the closing process for various reasons.

On May 10, 2013, certain of our subsidiaries entered into a $200 million revolving credit facility with a syndicate of banks.  Bank of America, National Association, and JPMorgan Chase Bank, National Association acted as joint lead arrangers. We are able to draw up to 55% of the aggregate value of the eligible properties in such subsidiaries’ portfolios based on the lesser of (a) the value or (b) the original purchase price plus certain renovation and other capitalized costs of the properties. The credit facility matures in May 2016 and bears interest at a varying rate of the London Interbank Offered Rate, or LIBOR, plus 3.50% subject to a LIBOR floor of 0.5%. The credit facility will be used for the acquisition, financing and renovation of properties and other general purposes.

All amounts outstanding under the credit facility are collateralized by the equity interests of certain of our subsidiaries, or pledged subsidiaries. The amounts outstanding under the credit facility and certain obligations contained therein are guaranteed by Silver Bay Realty Trust Corp. and the Operating Partnership only in the case of certain bad acts (including bankruptcy) and up to $20 million for completion of certain property renovations, as outlined in the credit documents. The pledged subsidiaries are required to pay certain commitment fees in connection with the credit facility based upon the unused portion of the facility, certain fees assessed in connection with establishing the facility and other fees specified in the credit facility documents.

The credit facility does not contractually restrict our ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. The credit facility documents require us to meet certain quarterly financial tests pertaining to total liquidity and net worth and contain customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.

We believe the cash flows from operations together with current cash and cash equivalents and funds available under our credit facility will be sufficient to fund the anticipated needs of our operations and fund any existing contractual obligations to purchase properties and the renovation of our portfolio of properties in 2013.  We may opportunistically utilize the capital markets to raise additional capital in the future.

Operating Activities

Cash used by operating activities in the three months ended March 31, 2013 was $2.7 million and was primarily the result our net loss of $6.4 million for the quarter offset partially by the depreciation and amortization add back.

Investing Activities

Cash used in investing activities in the three months ended March 31, 2013 was $167.7 million and was primarily the result of us executing our acquisition and renovation strategies on newly acquired properties. We used $141.1 million for property acquisitions and another $19.6 million on capital improvements, of which $19.5 million was attributable to our initial renovation of properties which includes properties purchased in a bulk purchase that have been renovated for the first time and $136,900 that was attributable to capital improvements made to properties that had been previously renovated. The average purchase price for properties was approximately $108,500 for all properties placed in service since our Predecessor commenced operations through March 31, 2013 and $112,800 for properties placed in service in the quarter ended March 31, 2013. The average renovation cost per property was approximately $20,000 or 18% of the purchase price for all properties placed in service through March 31, 2013, including properties acquired with an in place lease but excluding properties acquired from the prior members of the Provident Entities. These renovation costs include capitalized expenditures for renovations, property taxes, homeowners’ association dues, costs required to gain possession of the property and other capitalized expenditures until the property is ready for its intended use.  During the first quarter we refined our definition of when an asset is ready for its intended use to be more representative of actual performance.  Had renovation costs been measured using this methodology at December 31, 2012, our average portfolio renovation cost at that time, calculated as a percentage of the average purchase price, would have been comparable to the average renovation cost at March 31, 2013.

The acquisition of properties involves the outlay of capital beyond payment of the purchase price, including payments for property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions and property taxes or homeowners’ association dues in arrears. Typically, these costs are capitalized as a component of the purchase price. We also make significant capital expenditures to renovate and maintain our properties to Silver Bay standards. Our ultimate success depends in part on our ability to make prudent, cost-effective decisions measured over the long term with respect to these expenditures.

As part of the Formation Transactions, we are required to make cash payments to both Two Harbors and the prior members of the Provident Entities as additional purchase price consideration in the Formation Transactions.  The total amount to be paid to Two Harbors and the prior members of the Provident Entities is equal to 50% of the advisory management fee payable to the Manager during the first year after the initial public offering, subject to an aggregate cap amount payable to Two Harbors of $4.0 million. As a result, as of March 31, 2013, we have an estimated remaining liability of $5.4 million as part of our Formation Transactions, including the Two Harbors component recorded at the remaining aggregate cap amount.  The Two Harbors deferred charge portion has been reflected as part of other assets and the Provident Entities portion is recorded as additional basis to the residential properties we acquired. The additional cash payments are required to be made quarterly in conjunction with the payment of the advisory management fee during 2013.

Financing Activities

Cash provided by financing activities in the three months ended March 31, 2013 was $34.4 million and was primarily attributable to the net proceeds from the exercise of the underwriters’ overallotment option in our initial public offering.  We used these net proceeds to invest in residential properties and for other general corporate purposes.

The common units received by the prior members of the Provident Entities in connection with the Formation Transactions have the right to redeem all (but not less than all) of their common units for cash equal to the then-current value of an equal number of shares of our common stock, or, at the General Partner’s election on behalf of the Operating Partnership, to exchange their common units for shares of our common stock on a one-for-one basis, subject to certain adjustments and restrictions of ownership and transfer of our stock set forth in our charter. To the extent that we redeem the common units for cash, our liquidity will be decreased.

We have an obligation to pay dividends on our outstanding 10% cumulative redeemable preferred stock with a $1 million aggregate liquidation preference in preference to dividends paid on our common stock.

We intend to elect and qualify to be taxed as a REIT. As a REIT, under U.S. federal income tax law we will be required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income. Subject to the requirements of the Maryland General Corporation Law, we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our board of directors, which in the aggregate approximately equal our REIT taxable income in the relevant year.  As of March 31, 2013, we declared $393,100 in common stock dividends and $275 in distributions on the common units, each of which were paid on April 12, 2013.

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

Aggregate Contractual Obligations

The following table summarizes certain contractual obligations for the periods noted:

(in thousands)	2013	Thereafter	Total
Purchase Obligations(1)	$34,561	—	$34,561
Total	$34,561	$—	$34,561

(1)                                 Reflects offers accepted but not closed, as of March 31, 2013, on purchase contracts for properties acquired through broker and bulk transactions that involve submitting a purchase offer. Not all of these properties are certain to be acquired as properties may fall out of escrow through the closing process for various reasons.

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

Accordingly, there can be no assurance that our basis for computing this non-GAAP measure is comparable with that of other REITs. This is due in part to the differences in capitalization policies used by different companies and the significant effect these capitalization policies have on FFO.  Real estate costs incurred in connection with real estate operations which are accounted for as capital improvements are added to the carrying value of the property and depreciated over time whereas real estate costs that are expenses are accounted for as a current period expense.  This affects FFO because costs that are accounted for as expenses reduce FFO.  Conversely, real estate costs associated with assets that are capitalized and then subsequently depreciated are added back to net income to calculate FFO.

We consider FFO to be an important measure of our operations; however, for the three months ended March 31, 2013, we believe FFO does not provide any meaningful information due to our limited operations and have not included a calculation of the amount for the period. We will include a calculation in future periods once the information is more meaningful.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not currently have any market risk sensitive instruments.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2013. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are party to claims and routine litigation arising in the ordinary course of our business, including disputes regarding title to or possession of individual properties in our portfolios. We do not believe that the results of any such claims or litigation individually, or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

Item 1A.  Risk Factors

Except for the risk factors set forth below, there have been no material changes to the risk factors disclosed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 (Form 10-K). Certain elements of the risk factors set forth below were disclosed in our Form 10-K, but they have been updated to provide additional information regarding the credit facility we entered into on May 10, 2013.

We will need additional capital or debt financing to expand our portfolio and to operate our business, and such financing may not be available.

Our business remains in a ramp-up phase and the acquisition of single family properties on a large scale requires significant capital. To date, all of our properties have been purchased for cash.  However, we plan to use debt financing under our recently executed credit agreement to acquire and renovate properties and may use additional debt in the future. We may be unable to leverage our assets or obtain additional financing to the extent desired. We may also be limited or restricted in the amount of debt we may employ by the terms and provisions of any financing (including our existing credit facility) or other agreements that we may enter into in the future and such agreements may contain covenants restricting our operating flexibility. We need significant amounts of capital to run our business, which to date has incurred net losses and had negative cash flows from operations. If we do not have sufficient capacity under our credit facility or future financing agreements, or if other sources of financing (such as equity offerings) are not available to us, we may be required to cease future acquisitions of single-family properties, or dispose of certain properties in our portfolio, in order to meet liquidity requirements.

Our credit facility and any other debt we may employ in the future could expose us to additional risks, may impair our ability to pay dividends and may adversely affect the market price of our common stock.

Our current credit facility requires us to comply with various financial tests, including those relating to total liquidity and net worth. Future debt agreements we may enter into may have similar or additional provisions. In the event that we are unable to satisfy these requirements, we could be required to sell properties at a loss which could materially and adversely affect us. In addition, our current credit facility documents contain, and we expect future debt agreements will contain, events of default, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness and other events of default customary for these types of agreements. Because these agreements will typically contain cross-default provisions, a default that occurs under any one agreement could allow the lenders under our other agreements to also declare a default. Any losses we incur on our repurchase agreements could materially and adversely affect us.

The costs and fees associated with any such incurrence of debt and ongoing interest expense will reduce the amount of funds available to common stockholders. Because our decision to issue debt will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our incurrence and any such incurrence could reduce the market price of our common stock.

Debt service obligations could adversely affect our operating results, may require us to sell properties and could adversely affect our ability to make or sustain distributions to our stockholders and the market price of our common stock.

Though we have not done so to date, we plan to finance future activities with indebtedness (including the credit facility that we recently entered into) and we may be more likely to do so as our business grows. We may borrow for a number of reasons, such as financing acquisitions, capital expenditures or distributions necessary to qualify as a REIT. Our governing documents contain no limitations on the amount of debt that we may incur. As a result, we may incur substantial debt in the future. Incurring debt could subject us to many risks, including the risks that:

• our cash flows from operations will be insufficient to make required payments of principal and interest;

• our debt may increase our vulnerability to adverse economic and industry conditions;

• we will be subject to restrictive covenants that require us to satisfy and remain in compliance with certain financial requirements or that impose limitations on the type or extent of activities we conduct;

• we may be required to dedicate a substantial portion of our cash flows from operations to payments on our debt, thereby reducing cash available for distribution to our stockholders, funds available for operations and capital expenditures, future business opportunities or other purposes; and

• the terms of any refinancing may not be as favorable as the terms of the debt being refinanced.

If we do not have sufficient funds to repay any debt we incur when it matures, we may need to refinance the debt or raise additional equity. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancing, increases in interest expense could adversely affect our cash flows and, consequently, cash available for distribution to our stockholders. In addition, our credit facility accrues interest at a varying rate based on LIBOR. To the extent this interest rate increases, the cost of our borrowings will increase as well. To the extent we are required to raise additional equity to satisfy such debt, existing stockholders would see their interests diluted. If we are unable to refinance our debt or raise additional equity on acceptable terms, we may be forced to dispose of substantial numbers of properties on disadvantageous terms, potentially resulting in losses.

To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our properties that may be pledged to secure our obligations to foreclosure. Any unsecured debt agreements we enter into may contain specific cross-default provisions with respect to specified other indebtedness, giving the unsecured lenders the right to declare a default if we are in default under other loans in some circumstances.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

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

The proceeds from the initial public offering have been used as follows (1) approximately $5.3 million was used to make cash payments to certain of the Prior Provident Investors in connection with the Formation Transactions, (2) approximately $4.0 million was used to pay for expenses associated with the offering and (3) the remainder has been retained to purchase single-family properties, to renovate such properties for rental and for working capital purposes. There have been no material differences between the actual use of proceeds and intended use of proceeds as originally described in the initial public offering. Pending these uses, we may invest the net proceeds in short-term, investment-grade interest-bearing securities such as money market funds, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

On May 10, 2013, certain of our subsidiaries entered into a $200 million revolving credit facility with a syndicate of banks.  Bank of America, National Association and JPMorgan Chase Bank, National Association acted as joint lead arrangers. We are able to draw up to 55% of the aggregate value of the eligible properties in such subsidiaries’ portfolios based on the lesser of (a) the value or (b) the original purchase price plus certain renovation and other capitalized costs of the properties. The credit facility matures in May 2016 and bears interest at a varying rate of LIBOR plus 3.50% subject to a LIBOR floor of 0.5%. The credit facility will be used for the acquisition, financing and renovation of properties and other general purposes.

All amounts outstanding under the credit facility are collateralized by the equity interests of certain of our subsidiaries, or pledged subsidiaries. The amounts outstanding under the credit facility and certain obligations contained therein are guaranteed by Silver Bay Realty Trust Corp. and the Operating Partnership only in the case of certain bad acts (including bankruptcy) and up to $20 million for completion of certain property renovations, as outlined in the credit documents. The pledged subsidiaries are required to pay certain commitment fees in connection with the credit facility based upon the unused portion of the facility, certain fees assessed in connection with establishing the facility and other fees specified in the credit facility documents.

The foregoing description of the credit facility is qualified in its entirety by the actual terms of the agreement, which is included as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and such terms are incorporated herein by reference.

Item 6.  Exhibits

(a)           The attached Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BAY REALTY TRUST CORP.

Date: May 14, 2013	By:	/s/ David N. Miller
David N. Miller
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2013	By:	/s/ Christine Battist
Christine Battist
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., and Two Harbors Operating Company LLC, dated December 4, 2012.	S-11/A	333-183838	2.1	December 12, 2012
2.2	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Polar Cactus LLC, dated December 4, 2012.	S-11/A	333-183838	2.2	December 12, 2012
2.3	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Polar Cactus II LLC, dated December 4, 2012.	S-11/A	333-183838	2.3	December 12, 2012
2.4	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Cool Willow LLC, dated December 4, 2012.	S-11/A	333-183838	2.4	December 12, 2012
2.5	Agreement and Plan of Merger by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., SB RESI I Merger Sub LLC and Provident Residential Real Estate Fund LLC, dated December 4, 2012.	S-11/A	333-183838	2.5	December 12, 2012
2.6	Agreement and Plan of Merger by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., SB RESI II Merger Sub LLC and Resi II LLC.	S-11/A	333-183838	2.6	December 12, 2012
2.7	Representation, Warranty and Indemnification Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and Provident Real Estate Advisors LLC, dated December 4, 2012.	S-11/A	333-183838	2.7	December 12, 2012
3.1	Articles of Amendment and Restatement of Silver Bay Realty Trust Corp.	10-K	001-35760	3.1	March 1, 2013
3.2	Amended and Restated Bylaws of Silver Bay Realty Trust Corp.	S-11/A	333-183838	3.5	October 17, 2012
3.3	Articles Supplementary for Cumulative Redeemable Preferred Stock of Silver Bay Trust Corp.	10-K	001-35760	3.3	March 1, 2013
4.1	Specimen Common Stock Certificate of Silver Bay Realty Trust Corp.	S-11/A	333-183838	3.5	November 23, 2012
4.2	Instruments defining the rights of holders of securities: See Articles VI and VII of our Articles of Amendment and Restatement.	10-K	001-35760	4.2	March 1, 2013
4.3	Instruments defining the rights of holders of securities: See Article VII of our Amended and Restated Bylaws.	S-11/A	333-183838	3.5	October 17, 2012
4.4	Instruments defining the rights of holders of securities: See Article Second of our Articles Supplementary.	10-K	001-35760	4.4	March 1, 2013
10.1

Revolving Credit Agreement dated as of May 10, 2013 among the property owners party thereto from time to time, each as borrower, Silver Bay Operating Partnership L.P., as master property manager, SB Financing Trust Owner LLC, as borrower representative, U.S. Bank National Association, as calculation agent and paying agent, Bank of America, National Association, and JPMorgan Chase Bank, National Association, as joint lead arrangers, agent and lenders, and the lenders from time to time party thereto.

10.2	Property Management Agreement between Silver Bay Operating Partnership L.P. and Silver Bay Property Corp. dated May 10, 2013.
10.3	Property Management Agreement between Silver Bay Operating Partnership L.P. and Silver Bay Property Corp. dated May 10, 2013.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Indicates a management contract or compensatory plan