Form 10-Q/A
period 2013-03-31
Silver Bay Realty Trust Corp.
filed 2013-06-06
CIK 1557255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of June 5, 2013, there were 39,329,114 shares of common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE

Silver Bay Realty Trust Corp., or the Company, is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, or the Original Filing, for the sole purpose of including the XBRL Interactive Data File as Exhibit 101. No other changes have been made to the Original Filing.  This Amendment No. 1 speaks as of the original filing date of the Original Filing, does not reflect any events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures in the Original Filing.

PART II

OTHER INFORMATION

Item 6.  Exhibits

(a)                                 The attached Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BAY REALTY TRUST CORP.

Date: June 6, 2013	By:	/s/ David N. Miller
David N. Miller
President and Chief Executive Officer (Principal Executive Officer)

Date: June 6, 2013	By:	/s/ Christine Battist
Christine Battist
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., and Two Harbors Operating Company LLC, dated December 4, 2012.	S-11/A	333-183838	2.1	December 12, 2012
2.2	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Polar Cactus LLC, dated December 4, 2012.	S-11/A	333-183838	2.2	December 12, 2012
2.3	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Polar Cactus II LLC, dated December 4, 2012.	S-11/A	333-183838	2.3	December 12, 2012
2.4	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Cool Willow LLC, dated December 4, 2012.	S-11/A	333-183838	2.4	December 12, 2012
2.5	Agreement and Plan of Merger by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., SB RESI I Merger Sub LLC and Provident Residential Real Estate Fund LLC, dated December 4, 2012.	S-11/A	333-183838	2.5	December 12, 2012
2.6	Agreement and Plan of Merger by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., SB RESI II Merger Sub LLC and Resi II LLC.	S-11/A	333-183838	2.6	December 12, 2012
2.7	Representation, Warranty and Indemnification Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and Provident Real Estate Advisors LLC, dated December 4, 2012.	S-11/A	333-183838	2.7	December 12, 2012
3.1	Articles of Amendment and Restatement of Silver Bay Realty Trust Corp.	10-K	001-35760	3.1	March 1, 2013
3.2	Amended and Restated Bylaws of Silver Bay Realty Trust Corp.	S-11/A	333-183838	3.5	October 17, 2012
3.3	Articles Supplementary for Cumulative Redeemable Preferred Stock of Silver Bay Trust Corp.	10-K	001-35760	3.3	March 1, 2013
4.1	Specimen Common Stock Certificate of Silver Bay Realty Trust Corp.	S-11/A	333-183838	3.5	November 23, 2012
4.2	Instruments defining the rights of holders of securities: See Articles VI and VII of our Articles of Amendment and Restatement.	10-K	001-35760	4.2	March 1, 2013
4.3	Instruments defining the rights of holders of securities: See Article VII of our Amended and Restated Bylaws.	S-11/A	333-183838	3.5	October 17, 2012
4.4	Instruments defining the rights of holders of securities: See Article Second of our Articles Supplementary.	10-K	001-35760	4.4	March 1, 2013
10.1	Revolving Credit Agreement dated as of May 10, 2013 among the property owners party thereto from time to time, each as borrower, Silver Bay Operating Partnership L.P., as master property manager, SB Financing Trust Owner LLC, as borrower representative, U.S. Bank National Association, as calculation agent and paying agent, Bank of America, National Association, and JPMorgan Chase Bank, National Association, as joint lead arrangers, agent and	10-Q	001-35760	10.1	May 14, 2013

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
	lenders, and the lenders from time to time party thereto.
10.2	Property Management Agreement between Silver Bay Operating Partnership L.P. and Silver Bay Property Corp. dated May 10, 2013.	10-Q	001-35760	10.2	May 14, 2013
10.3	Property Management Agreement between Silver Bay Operating Partnership L.P. and Silver Bay Property Corp. dated May 10, 2013.	10-Q	001-35760	10.3	May 14, 2013
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	10-Q	001-35760	31.1	May 14, 2013
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	10-Q	001-35760	31.2	May 14, 2013
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	001-35760	32.1	May 14, 2013
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	001-35760	32.2	May 14, 2013

101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*                                         Indicates a management contract or compensatory plan

†                                         Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections