Form 10-Q
period 2013-06-30
Silver Bay Realty Trust Corp.
filed 2013-08-08
CIK 1557255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 1, 2013, there were 39,317,956 shares of common stock, par value $0.01 per share, outstanding.

SILVER BAY REALTY TRUST CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

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

•         our ability to meet the conditions to draw under our credit facility;

•         our ability to execute share repurchases;

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Silver Bay Realty Trust Corp.

Condensed Consolidated Balance Sheets

(amounts in thousands except share data)

	June 30, 2013
	(unaudited)	December 31, 2012
Assets
Investments in real estate:
Land	$135,278	$82,310
Building and improvements	584,205	338,252
	719,483	420,562
Accumulated depreciation	(8,615)	(1,869)
Investments in real estate, net	710,868	418,693

Assets held for sale	4,619	—
Cash and cash equivalents	39,594	228,139
Escrow deposits	18,407	19,727
Resident security deposits	4,689	2,266
In-place lease and deferred lease costs, net	1,304	2,363
Deferred financing costs, net	3,425	—
Other assets	4,841	6,114
Total Assets	$787,747	$677,302

Liabilities and Equity
Liabilities:
Revolving credit facility	$78,843	$—
Accounts payable and accrued property expenses	8,330	4,550
Resident prepaid rent and security deposits	5,589	2,713
Amounts due to the manager and affiliates	8,509	3,071
Amounts due previous owners	4,701	6,555
Total Liabilities	105,972	16,889

10% cumulative redeemable preferred stock, $.01 par; 50,000,000 authorized, 1,000 issued and outstanding	1,000	1,000

Equity:
Stockholders’ Equity:
Common stock $.01 par; 450,000,000 shares authorized; 39,324,141 and 37,328,213, respectively shares issued and outstanding	392	372
Additional paid-in capital	699,450	664,146
Cumulative deficit	(19,562)	(5,609)
Total Stockholders’ Equity	680,280	658,909
Noncontrolling interests - Operating Partnership	495	504
Total Equity	680,775	659,413
Total Liabilities and Equity	$787,747	$677,302

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2013 and 2012 (unaudited)

(amounts in thousands except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:
Rental income	$10,325	$85	$17,621	$85
Other income	392	2	777	2
Total revenue	10,717	87	18,398	87

Expenses:
Property operating and maintenance	2,541	136	4,344	136
Real estate taxes	1,712	120	3,132	120
Homeowners’ association fees	280	7	561	7
Property management	3,067	9	5,498	9
Depreciation and amortization	4,961	32	8,378	32
Advisory management fee - affiliates	2,578	194	5,430	194
General and administrative	1,949	193	3,477	193
Interest expense	158	—	158	—
Other	217	—	548	—
Total expenses	17,463	691	31,526	691
Net loss	(6,746)	(604)	(13,128)	(604)

Net loss attributable to noncontrolling interests - Operating Partnership	4	—	9	—
Net loss attributable to controlling interests	(6,742)	—	(13,119)	—
Preferred stock distributions	(25)	—	(50)	—
Net loss attributable to common stockholders	$(6,767)	$—	$(13,169)	$—

Loss per share - basic and diluted (Note 7):
Net loss attributable to common shares	$(0.18)	$—	$(0.34)	$—
Weighted average common shares outstanding	39,318,318	—	39,250,612	—

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp.

Condensed Consolidated Statements of Changes in Equity

For the Six Months Ended June 30, 2013 and 2012 (unaudited)

(amounts in thousands except share data)

	Common Stock					Noncontrolling
			Additional		Total	Interests-
	Shares Issued	Par Value Amount	Paid-In Capital	Cumulative Deficit	Stockholders’ Equity	Operating Partnership	Parent Equity	Total Equity
Balance at January 1, 2012	—	$—	$—	$(89)	$—	$—	$250	$161
Capital contributions	—	—	—	—	—	—	101,000	101,000
Net loss	—	—	—	(604)	—	—	—	(604)
Balance at June 30, 2012	—	$—	$—	$(693)	$—	$—	$101,250	$100,557

Balance at January 1, 2013	37,328,213	$372	$664,146	$(5,609)	$658,909	$504	$—	$659,413
Net proceeds from sale of common stock	1,987,500	20	34,260	—	34,280	—	—	34,280
Non-cash equity award	8,428	—	285	—	285	—	—	285
Dividends declared	—	—	—	(834)	(834)	—	—	(834)
Other	—	—	759	—	759	—	—	759
Net loss	—	—	—	(13,119)	(13,119)	(9)	—	(13,128)

Balance at June 30, 2013	39,324,141	$392	$699,450	$(19,562)	$680,280	$495	$—	$680,775

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2013 and 2012 (unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(13,128)	$(604)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	8,378	32
Non-cash stock compensation	517	—
Amortization of deferred financing costs	158	—
Other	283	—
Net change in assets and liabilities:
Increase in escrow reserves under the credit facility	(5,812)	—
Decrease (increase) in deferred lease fees and prepaid rents	86	(13)
Decrease (increase) in other assets	1,495	(98)
Increase in accounts payable and accrued property expenses	2,446	357
Increase in related party payables, net	4,344	776
Net cash (used) provided by operating activities	(1,233)	450

Cash Flows From Investing Activities:
Purchase of investments in real estate	(251,847)	(69,906)
Capital improvements of investments in real estate	(51,572)	(1,852)
Decrease (increase) in escrow cash	7,133	(4,849)
Other	(241)	—
Net cash used by investing activities	(296,527)	(76,607)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of offering costs	34,405	—
Proceeds from revolving credit facility	78,843	—
Deferred financing costs paid	(3,583)	—
Dividends paid	(450)	—
Capital contribution of parent, net	—	101,000
Net cash provided by financing activities	109,215	101,000

Net change in cash and cash equivalents	(188,545)	24,843
Cash and cash equivalents at beginning of period	228,139	250
Cash and cash equivalents at end of period	$39,594	$25,093

Supplemental disclosure of cash flow information:
Cash paid for interest	$214	$—
Board of directors stock compensation offset with issuance of common stock	$125	$—

Noncash investing and financing activities:
Common stock and unit dividends declared, but not paid	$(392)	$—
Advisory management fee - additional basis	$759	$—
Capital improvements in accounts payable	$1,274	$—

See accompanying notes to the condensed consolidated financial statements.

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Quarter Ended June 30, 2013

(amounts in thousands, except share data and property counts)

Note 1.  Organization and Operations

Silver Bay Realty Trust Corp., or Silver Bay or the Company, is a Maryland corporation that is the continuation of the operations of Silver Bay Property Investment LLC (formerly Two Harbors Property Investment LLC), or Silver Bay Property or the Company’s Predecessor, through a contribution of equity interests in Silver Bay Property to the Company and an initial public offering on December 19, 2012, or the Offering, and certain Formation Transactions described in Note 3.  Until the Offering, Silver Bay Property was a wholly-owned subsidiary of Two Harbors Investment Corp., or Two Harbors or Parent.  The Company began formal operations in February 2012 when it started acquiring single-family properties financed through a parent capital contribution of $101,000.

The Company is focused on the acquisition, renovation, leasing and management of single-family residential properties in selected markets in the United States.  As of June 30, 2013, the Company owned 5,571 single-family residential properties, excluding assets held for sale.  The Company owns properties in Phoenix, AZ, Tucson, AZ, Northern California (currently consisting of Contra Costa, Napa, Sacramento and Solano counties), Southern California (currently consisting of Riverside and San Bernardino counties), Orlando, FL, Tampa, FL, Southeast Florida (currently consisting of Miami-Dade, Broward and Palm Beach counties), Jacksonville, FL, Atlanta, GA, Las Vegas, NV, Charlotte, NC, Columbus, OH, Dallas, TX, and Houston, TX.

The Company has elected to be treated as a real estate investment trust, or REIT, for U.S. federal tax purposes, commencing with, and in connection with the filing of its federal tax return for the portion of its taxable year ended December 31, 2012.  As a REIT, the Company will generally not be subject to federal income tax on the taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax at regular corporate rates. Even if it qualifies for taxation as a REIT, the Company may be subject to some federal, state and local taxes on its income or property.  In addition, the income of any taxable REIT subsidiary, or TRS, that the Company owns will be subject to taxation at regular corporate rates.

The Company is externally managed by PRCM Real Estate Advisers LLC, or the Manager. The Company relies on the Manager to provide or obtain on its behalf the personnel and services necessary for it to conduct its business as the Company has no employees of its own.

Note 2.  Basis of Presentation and New Accounting Pronouncements

Consolidation and Basis of Presentation

The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2013 and results of operations for all periods presented have been made. The results of operations for the three or six months ended June 30, 2013 should not be construed as indicative of the results to be expected for the full year.

The accompanying condensed consolidated financial statements include the accounts of all subsidiaries and intercompany accounts and transactions have been eliminated.  The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP.

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

Quarter Ended June 30, 2013

(amounts in thousands, except share data and property counts)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the reported amounts and disclosures in the financial statements.  The Company’s estimates are inherently subjective in nature and actual results could differ from these estimates.

Reclassifications

Certain reclassifications have been made to amounts in prior period financial statements to conform to current period presentation.  A balance of $23,775, representing cash in acquisition accounts, which are now in the control of the Company, has been reclassified from escrow deposits to cash and cash equivalents in the condensed consolidated balance sheet as of June 30, 2012.  This reclassification impacted the prior presentation in the condensed consolidated statement of cash flows for the six months ended June 30, 2012.

Assets Held for Sale

The Company evaluates its long-lived assets on a regular basis to ensure the individual properties still meet its investment criteria. If the Company has determined that an individual property no longer meets its investment criteria, a decision is made to dispose of the property. The property is subject to the Company’s impairment test and any losses are recognized immediately. The property is then marketed for sale and classified as held for sale in the consolidated financial statements, with any material operations reported as discontinued operations.

The properties included in held for sale at June 30, 2013 had no leasing operations under the Company’s ownership.

Cash and Cash Equivalents

The Company considers all demand deposits, money market accounts and investments in certificates of deposit purchased with a maturity of three months or less at the date of purchase to be cash equivalents.  The Company had no cash equivalents as of June 30, 2013 and December 31, 2012 respectively.

Escrow Deposits

Escrow deposits include refundable and non-refundable cash and earnest money on deposit with the Manager’s operating subsidiary and certain third party property managers for property purchases and renovation costs, certain municipalities for property purchases, and earnest money deposits.  Escrow deposits also include cash held in reserve at financial institutions, as required by the revolving credit facility.  The Company had $5,812 and $0 in reserved cash relating to the revolving credit facility as of June 30, 2013 and December 31, 2012 respectively.

Rent and Other Receivables, Net

The Company maintains an allowance for doubtful accounts for estimated losses that may result from the inability of residents to make required rent or other payments.  This allowance is estimated based on payment history and current occupancy status.  The Company generally does not require collateral or other security from its residents, other than security deposits.  If estimates of collectability differ from the cash received, the timing and amount of the Company’s reported revenue could be impacted.

Comprehensive Loss

Net loss and comprehensive loss are the same for the three and six months ended June 30, 2013 and 2012.

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act, or the JOBS Act, the Company meets the definition of an “emerging growth company.” The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised U.S. accounting standards pursuant to Section 107(b) of the JOBS Act. As a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Quarter Ended June 30, 2013

(amounts in thousands, except share data and property counts)

Note 3.  Formation Transactions and Offering

On December 19, 2012, the Company completed the Offering and raised approximately $228,517 in net proceeds through the issuance of 13,250,000 common shares.  On January 7, 2013, the Company sold an additional 1,987,500 common shares and received net proceeds of approximately $34,280.

Concurrently with the Offering, the Company also completed certain merger and formation transactions, or the Formation Transactions. Included in the Formation Transactions was the contribution of the ownership interest of the Predecessor by Two Harbors. For accounting purposes, the Predecessor was considered the acquiring or surviving entity, meaning the Silver Bay Property historical assets and liabilities included in the condensed consolidated balance sheets are recorded at the Predecessor’s historical carryover cost basis. In consideration for the contribution, Two Harbors received 17,824,647 shares of the Company’s common stock, and 1,000 shares of cumulative redeemable preferred stock with an aggregate liquidation preference of $1,000 per share.  On April 24, 2013, Two Harbors distributed by way of a special dividend all shares of the Company’s common stock to their stockholders on a pro rata basis.

The owners of the membership interests of entities managed by Provident Real Estate Advisors LLC, or the Provident Entities, contributed their interests in the Provident Entities, which owned 881 single-family properties, to the Company as part of the Formation Transactions.  The contribution of the Provident Entities was considered an acquisition for accounting purposes, resulting in the assets and liabilities of the Provident Entities being recorded at their fair value of $118,492.  In consideration for their contribution, the owners of the Provident Entities received 6,092,995 shares of the newly formed entity’s common stock, valued at $18.50 per share, $5,263 in cash (a use of net proceeds from the Offering) and 27,459 common units in the Operating Partnership, valued at $18.50 per unit because the common units are redeemable for cash or, at the Company’s election, shares of Company common stock on a one-for-one basis, subject to applicable adjustments.  The allocations of the purchase price for the Provident Entities were made in accordance with the Company’s allocation policies. There was no allocation of fair value for above or below market in-place leases based on the short-term nature of the leases and stated rates approximating current rental rates.

Certain working capital adjustments have been finalized as of June 30, 2013.  Included in the condensed consolidated balance sheets within amounts due previous owners is a $1,100 payable and $202 receivable from the prior members of the Provident Entities as of June 30, 2013 and December 31, 2012, respectively, and $1,261 due to Two Harbors as of December 31, 2012.  The Company will finalize the Provident Entities working capital position after the first anniversary of the Formation Transactions.  There were no working capital adjustments with Two Harbors as of June 30, 2013.  Any future working capital adjustments related to Silver Bay Property will be reflected as an adjustment to additional paid in capital and working capital adjustments related to the Provident Entities will be reflected as a basis adjustment to the single-family properties acquired.

In addition, the Company is required to make payments of cash to both Two Harbors and the prior members of the Provident Entities as additional purchase price consideration in the Formation Transactions. The total amount to be paid to Two Harbors and prior members of the Provident Entities is equal to 50% of the advisory management fee payable to the Manager, as described in Note 8, during the first year after the Offering (before adjustment for any property management fees received by the Manager’s operating subsidiary), subject to an aggregate amount payable to Two Harbors of no more than $4,024.  These payments reduce the amount owed to the Manager on a dollar-for-dollar basis and thus have no net impact on expenditures of the Company. The amounts to be individually paid to Two Harbors and prior members of the Provident Entities are based upon the relative values they each provided as part of the Formation Transactions, which were approximately 73.6% and 26.4%, respectively. As a result, as of June 30, 2013, the Company has an estimated remaining liability of $3,852 as part of its Formation Transactions, including the Two Harbors component recorded at the remaining aggregate cap amount.  The additional cash payments are required to be made quarterly in conjunction with the payment of the advisory management fee.

During the three and six months ended June 30, 2013, the Company recorded advisory management fee expense of $2,578 and $5,430 (see Note 8), of which $1,016 and $2,119 relates to the amortization of the deferred charges for the Two Harbors component of the fee and $364 and $759 related to the Provident Entities component of the fee, respectively.  Based upon Two Harbors’ assets being recorded at carryover basis, the estimated liability related to Two Harbors of $2,784 has been recorded as a deferred charge and included in other assets on the condensed consolidated balance sheets and will be amortized as advisory management fee expense ratably each quarter.  The estimated liability related to the Provident Entities of $1,068 has been recorded as additional basis to the single-family residential real properties acquired from the Provident Entities. Because these payments will be funded by the Manager through the reduction of its advisory management fee, the Company has determined that the full recognition of advisory management fee expense would still need to be recorded and will record the portion related to payments to the prior members

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Quarter Ended June 30, 2013

(amounts in thousands, except share data and property counts)

of the Provident Entities through the recognition of additional paid-in capital, which amounted to $364 and $759 for the three and six months ended June 30, 2013 respectively.

Note 4.  Revolving Credit Facility

On May 10, 2013, the Company entered into a $200,000 revolving credit facility with a syndicate of banks.  The Company is able to draw up to 55% of the aggregate value of the eligible properties based on the lesser of (a) the third-party broker price opinion value or (b) the original purchase price plus certain renovation and other capitalized costs of the properties.  The credit facility matures on May 10, 2016 and bears interest at a varying rate of the London Interbank Offered Rate, or LIBOR, plus 3.50% subject to a LIBOR floor of 0.5%.  The Company is also required to pay a monthly fee on the unused portion of the credit facility at a rate of 0.5% per annum, which begins to accrue 90 days following the closing of the credit facility. The credit facility may be used for the acquisition, financing and renovation of properties and other general purposes.  As of June 30, 2013, $78,843 was outstanding under the credit facility.

All amounts outstanding under the credit facility are collateralized by the equity interests of certain of the Company’s subsidiaries, or pledged subsidiaries. The amounts outstanding under the credit facility and certain obligations contained therein are guaranteed by Silver Bay Realty Trust Corp. and the Operating Partnership only in the case of certain bad acts (including bankruptcy) and up to $20,000 for completion of certain property renovations, as outlined in the credit documents.

The credit facility does not contractually restrict the Company’s ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution.  The credit facility requires the Company to meet certain quarterly financial tests pertaining to net worth, total liquidity, debt yield and debt service coverage ratios, as defined by the agreement.  The Company must maintain, as defined by the agreement, total liquidity of $25,000 and a net worth of at least $125,000, excluding assets of the borrowers, at all times.  As of June 30, 2013, the Company satisfied the total liquidity requirement through maintaining a balance in excess of $25,000 in cash and cash equivalents on the Company and the Operating Partnership.  The credit facility also provides for the restriction of cash whereby the Company must set aside funds for payment of insurance, property taxes and certain property operating and maintenance expenses associated with properties in the pledged subsidiaries portfolios.  As of June 30, 2013, the Company has $5,812 included in escrow deposits associated with the required reserves. The agreement also contains customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.

In connection with the credit facility, the Manager’s operating subsidiary assigned the property management agreements it maintained with third parties to the Company. This means the Company will incur costs under those agreements in the future that are payable directly to the third parties as opposed to paying such amounts to the Manager’s operating subsidiary as reimbursement. The Manager’s operating subsidiary remains obligated to oversee and manage the performance of these property managers. The Company also entered into separate property management agreements with the Manager’s operating subsidiary covering the properties pledged as part of the credit facility. Pursuant to these agreements, the Company pays a property management fee equal to 10% of collected rents, which reduces its reimbursement obligations by an equal amount thus resulting in no net impact to the amount the Company pays the Manager’s operating subsidiary for property management services.

The Company capitalizes interest for properties undergoing renovation activities.  Capitalized interest associated with the Company’s renovation activities totaled $295 for the three and six months ended June 30, 2013 and the weighted average interest rate for the period was 4.00%.

Costs incurred in the placement of the Company’s debt are being amortized using the straight line method over the term of the related debt.  This method approximates the effective interest method.  The Company incurred deferred financing costs of $3,583 in connection with its credit facility, net of amortization.  Amortization expense for the three and six months ended June 30, 2013 was $158 and was recorded as interest expense in the accompanying condensed consolidated statements of operations.

Note 5.  Equity Incentive Plan

On May 22, 2013, the Company awarded each of its independent directors an equity retainer in the form of an award of restricted stock with a fair market value of $50 through the issuance of 13,880 total shares.  This annual equity retainer for such

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Quarter Ended June 30, 2013

(amounts in thousands, except share data and property counts)

independent directors will vest as to all of such shares on the earlier of (i) the one year anniversary of the date of grant (ii) the date immediately preceding the date of the Company’s next annual meeting of stockholders, subject in each case, to the independent director’s continued service to the company through the vesting date.  On this date, the Company also awarded each independent director $25 in immediately vesting shares of the Company’s common stock, amounting to 6,940 total shares, in recognition of the additional work involved as independent directors of a new public company.

For the three and six months ended June 30, 2013, the Company recognized $67 and $239, respectively, of stock compensation expense in property management and $164 and $278, respectively, of stock compensation expense in general administrative.  Additionally, the Company offset IPO proceeds of $125 as additional paid-in capital, rather than expense, related to the shares issued to its independent directors for their additional work related to the Company’s initial public offering.

Note 6.  Stockholders’ Equity

Common Stock Dividends

The following table presents cash dividends declared by the Company on its common stock since its formation:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share
March 21, 2013	April 1, 2013	April 12, 2013	$0.01
June 20, 2013	July 1, 2013	July 12, 2013	0.01

Preferred Stock Dividends

The following table presents cash dividends declared by the Company on its 10% cumulative redeemable preferred stock since its formation:

Declaration Date	Payment Date	Cash Dividend per Share
March 21, 2013	April 12, 2013	$31.39
June 26, 2013	June 28, 2013	25.00

The March 21, 2013 dividend declaration included amounts relating to the period from the date of the Formation Transactions through April 12, 2013.

Note 7.  Earnings (Loss) Per Share

The following table presents a reconciliation of net loss and shares used in calculating basic and diluted earnings (loss) per share, or EPS, for the three and six months ended June 30, 2013.  The Company has not calculated EPS for the comparable periods in 2012, as the Company did not have common stock outstanding until the Formation Transactions closed on December 19, 2012.

The following is a summary of the elements used in calculating basic and diluted EPS computations:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Net loss attributable to controlling interests	$(6,742)	$(13,119)
Preferred stock distributions	(25)	(50)
Net loss attributable to common stockholders	(6,767)	(13,169)
Basic and diluted weighted average common shares outstanding	39,318,318	39,250,612
Net loss per common share - Basic and Diluted	$(0.18)	$(0.34)

A total of 27,459 common units were outstanding at June 30, 2013, but have been excluded from the calculation of diluted EPS as their inclusion would not be dilutive.

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Quarter Ended June 30, 2013

(amounts in thousands, except share data and property counts)

Note 8.  Related Party Transactions

Advisory Management Agreement

In conjunction with the Formation Transactions, the Company and the Manager entered into a new advisory management agreement, whereby the Manager designs and implements the Company’s business strategy and administers its business activities and day-to-day operations, subject to oversight by the Company’s board of directors.  In exchange for these services, the Manager earns a fee equal to 1.5% per annum, or 0.375% per quarter, of the Company’s daily average fully diluted market capitalization, as defined by the agreement, calculated and payable quarterly in arrears. The fee is reduced for the 5% property management fee (described below) received by the Manager’s operating subsidiary or its affiliates under the property management and acquisition services agreement. The Company will also reimburse the Manager for all expenses incurred on its behalf or otherwise in connection with the operation of its business, other than compensation for the Chief Executive Officer and personnel providing data analytics directly supporting the investment function.  If the Manager provides services to a party other than the Company or one of its subsidiaries, a portion of these expenses will be allocated to and reimbursed by such other party in a fair and equitable manner as determined by the Manager in good faith.

The initial term of the advisory management agreement expires on December 19, 2015 and will be automatically renewed for a one year term at the end of the initial term and each anniversary thereafter unless terminated. Upon termination of the management agreement by the Company for reasons other than cause, or by the Manager for cause that the Company is unwilling or unable to timely cure, the Company will pay the Manager a termination fee equal to 4.5% of the daily average of the Company’s fully diluted market capitalization in the quarter preceding such termination.

During the three and six months ended June 30, 2013, the Company estimated the total advisory management fee earned during the period by the Manager (net of the reduction for the 5% property management fee described below) was $1,198 and $2,552 respectively.  As outlined in Note 3, the Company is required to make certain payments to Two Harbors and the prior members of the Provident Entities based upon 50% of the advisory management fee earned by the Manager during the first year subsequent to the Offering (before adjustment for any property management fees received by the Manager’s operating subsidiary). The Manager has agreed to fund these payments through the forgiveness of an equal portion of the advisory management fee payable by the Company during the same period. The Company expensed $1,380 and $2,878, respectively, in advisory management fees to Two Harbors and the prior members of the Provident Entities during the three and six months ended June 30, 2013, and applied such payables as a reduction to advisory management fees to the Manager. The remaining portion of the advisory management fee to the Manager for these periods have been accrued and reflected in amounts due to the Manager and affiliates on the condensed consolidated balance sheets.

Prior to the Formation Transactions, Two Harbors allocated certain advisory expenses related to its operations based on 1.5% of member’s equity on an annualized basis.  During the three and six months ended June 30, 2012, the Company incurred Two Harbors advisory fees totaling $194, which are included in advisory management fee in the condensed consolidated statements of operations.

Property Management and Acquisition Services Agreement

In conjunction with the Formation Transactions, the Company entered into a new property management and acquisition services agreement with the Manager’s operating subsidiary. Under this agreement, the Manager’s operating subsidiary will acquire additional single-family properties on the Company’s behalf and manages the properties owned by the Company in select target markets. For these services, the Company reimburses the Manager’s operating subsidiary for all direct expenses incurred in the operation of its business, including the compensation of its employees. The Manager’s operating subsidiary also receives a property management fee equal to 5% of certain costs and expenses incurred by it in the operation of its business that are reimbursed by the Company. This 5% property management fee reduces the advisory management fee paid to the Manager.

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

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Quarter Ended June 30, 2013

(amounts in thousands, except share data and property counts)

During the three and six months ended June 30, 2013, the Company accrued direct expense reimbursements of $2,372 and $4,280, respectively, and the 5% property management fee of $181 and $327, respectively, which are included in property management and amounts due to the Manager and affiliates in the condensed consolidated financial statements. In addition, the Company incurred charges with the Manager’s operating subsidiary of $1,328 and $2,643, respectively, in acquisitions and renovation fees which were capitalized as part of property acquisition and renovation costs, $68 and $100, respectively, for leasing services, which are reflected as other assets and are being amortized over the life of the leases (typically one year or less) and $3,067 and $5,498, respectively, for property management during the three and six months ended June 30, 2013.  As of June 30, 2013 and December 31, 2012, the Company owed $3,992 and $994 respectively for these services which are included in amounts due to the manager and affiliates on the condensed consolidated balance sheets and in property management expenses in the condensed consolidated statements of operations.

Prior to the Formation Transactions, Two Harbors paid property management and acquisition service fees based on the number of homes acquired, leased and renovated in addition to a fee based on monthly rental income. Pursuant to these agreements, the Company incurred $1,000 in acquisition and renovation fees which were capitalized as part of property acquisition and renovation costs, $37 for leasing services, which are deferred and amortized over the life of the leases (typically one year or less) and $6 for property management, which are included in property management - affiliate on the condensed consolidated statement of operations for the three and six months ended June 30, 2012.

Other

The Company reimbursed the Manager for direct and allocated costs incurred by the Manager on behalf of the Company, primarily related to employee compensation.  These direct and allocated costs totaled approximately $1,009 and $1,819, respectively, for the three and six months ended June 30, 2013 and were expensed as general and administrative expense.  As of June 30, 2013 and December 31, 2012, the Company owed $1,819 and $1,609, respectively, for these costs including reimbursed offering costs (at December 31, 2012) in equity which is included in amounts due to the Manager and affiliates in the condensed consolidated balance sheets.

Prior to the Formation Transaction, Two Harbors allocated certain direct general and administrative expenses (primarily professional fees and travel costs) paid on behalf of the Company to external vendors. For the three and six months ended June 30, 2012, the Company was allocated $159 in direct expenses.

Note 9.  Fair Value

Fair Value Measurements

Codification Topic Fair Value Measurements and Disclosures (“ASC 820”) established a three level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

Level 1 — Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Fair Value of Financial Instruments

In accordance with ASC 820, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the condensed consolidated balance sheets, for which fair value can be estimated.  The following describes the Company’s methods for estimating the fair value for financial instruments. Descriptions are not provided for those items that have zero balances as of June 30, 2013.

•                  Cash and cash equivalents, escrow deposits, resident security deposits, resident rent receivable (included in other assets), accounts payable and accrued property expenses, amounts due to the manager and affiliates, and amounts due previous

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Quarter Ended June 30, 2013

(amounts in thousands, except share data and property counts)

owners have carrying values which approximate fair value because of the short-term nature of these instruments.  The Company categorizes the fair value measurement of these assets and liabilities as Level 1.

•                  The Company’s credit facility has a floating interest rate based on an index plus a spread and the credit spread is consistent with those demanded in the market. Accordingly, the interest rate on this borrowing is at market and thus the carrying value of the debt approximates fair value. The Company categorizes the fair value measurement of this liability as Level 1.

•                  The Company’s preferred stock had a fair value which approximates its liquidation value at June 30, 2013.  The Company categorizes the fair value measurement of this instrument as Level 2.

Nonrecurring Fair Value

The Company evaluates its long-lived assets for impairment periodically or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  These impairment measurements constitute nonrecurring fair value measures under ASC 820 and the inputs are characterized as Level 2.

Note 10.  Commitments and Contingencies

Concentrations

As of June 30, 2013, approximately 60% of the Company’s properties were located in Phoenix, AZ, Tampa, FL, and Atlanta, GA, which exposes the Company to greater economic risks than if owned on a more geographically dispersed portfolio.

Purchase Obligations

As of June 30, 2013, for properties acquired through individual broker transactions which involve submitting a purchase offer, the Company had offers accepted to purchase residential properties for an aggregate amount of $13,964.  However, not all of these properties are certain to be acquired because properties may fall out of escrow through the closing process for various reasons.

Note 11.  Subsequent Events

Share Repurchase Plan

On July 1, 2013, the Company’s Board of Directors authorized the Company to repurchase up to 2,500,000 shares of its common stock through a share repurchase program. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable U.S. Securities and Exchange Commission rules.

Interest Rate Cap Agreement

On July 3, 2013, the Company entered into an interest rate cap agreement with an aggregate notional amount of $125,000 and a LIBOR cap of 3.00% at a purchase price of $372 to manage interest rate risk associated with its credit facility.  The Company determined that the interest rate cap qualifies for hedge accounting and, therefore, designated the derivative as a cash flow hedge with future changes in fair value anticipated to be recognized through other comprehensive income.

Additional events subsequent to June 30, 2013 were evaluated through the date these financial statements were issued and no additional events were identified requiring further disclosure in these condensed consolidated financial statements.

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

Overview

We are an externally-managed Maryland corporation focused on the acquisition, renovation, leasing and management of single-family properties in selected markets in the United States. Our principal financial objective is to generate attractive risk-adjusted returns for our stockholders over the long term, primarily through dividends and secondarily through capital appreciation. We generate virtually all of our revenue by leasing our portfolio of single-family properties. As of June 30, 2013 we owned 5,571 single-family properties in Arizona, California, Florida, Georgia, Nevada, North Carolina, Ohio and Texas.

Silver Bay Realty Trust Corp. was incorporated in Maryland in June 2012. Silver Bay Realty Trust Corp. conducts its business and owns all of its properties through Silver Bay Operating Partnership L.P., or the Operating Partnership. Silver Bay Realty Trust Corp.’s wholly owned subsidiary, or the General Partner, is the sole general partner of the Operating Partnership. Silver Bay Realty Trust Corp. has no material assets or liabilities other than its investment in the Operating Partnership. As of June 30, 2013, Silver Bay Realty Trust Corp. owned, through a combination of direct and indirect interests, 99.9% of the partnership interests in the Operating Partnership.

We have elected to be treated as a real estate investment trust, or REIT, for U.S. federal tax purposes, commencing with, and in connection with the filing of our federal tax return for, the portion of our taxable year ended December 31, 2012.  As a REIT, we generally are not subject to federal income tax on the taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state and local taxes on our income or property.  In addition, the income of any taxable REIT subsidiary, or TRS, that we own will be subject to taxation at regular corporate rates.

We are externally managed by PRCM Real Estate Advisers LLC, or our Manager. We rely on our Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business as we have no employees of our own. Our Manager is a joint venture of an affiliate of Pine River Capital Management L.P., or Pine River, and Provident Real Estate Advisors LLC, or Provident. Our Manager and its operating subsidiary together provide us with a suite of investment, acquisition, project management and property management services, utilizing the combined expertise of Pine River and Provident.

In connection with our initial public offering in December 2012, we completed a series of contribution and merger transactions, or the Formation Transactions, through which we acquired an initial portfolio, or our Initial Portfolio, of more than 3,300 single-family properties from Two Harbors Investment Corp., or Two Harbors, and the owners of the membership interests of entities managed by Provident, or the Provident Entities. Acquisition of Two Harbors Property Investment LLC (now known as Silver Bay Property Investment LLC), or Silver Bay Property or our Predecessor, accounted for more than 2,400 properties in our Initial Portfolio. Silver Bay Property began acquiring this portfolio of single-family properties in the first quarter of 2012. The acquisition of the Provident Entities accounted for 881 properties in our Initial Portfolio.  Provident began acquiring, renovating, managing and overseeing the leasing of these single-family properties in 2009, acquiring properties in Arizona, Florida, Georgia and Nevada through the Provident Entities, five private limited liability companies for which Provident served as the managing member.

Property Portfolio

Our real estate investments consist of single-family properties in selected markets. A significant portion of the properties we own were purchased within the last six months and are still in the process of being possessed, renovated, marketed and leased for the first time. As of June 30, 2013, we owned 5,571 single-family properties, excluding properties held for sale, and had entered into contracts to purchase an additional 109 properties in the following markets:

Market	Number of Properties (1)	Aggregate Cost Basis (2) (thousands)	Average Cost Basis Per Property (thousands)	Average Age (in years) (3)	Average Square Footage	Number of Leased Properties	Number of Vacant Properties (4)	Average Monthly Rent for Leased Properties (5)
Phoenix	1,426	$192,860	$135	24.2	1,635	1,071	355	$1,045
Atlanta	973	113,951	117	16.9	2,019	629	344	1,178
Tampa	925	121,096	131	23.7	1,657	685	240	1,222
Northern CA (6)	413	73,104	177	45.1	1,381	323	90	1,451
Las Vegas	291	40,086	138	16.8	1,719	233	58	1,112
Columbus	273	22,422	82	35.8	1,415	66	207	889
Tucson	208	17,443	84	39.9	1,330	189	19	839
Dallas	204	23,053	113	20.4	1,642	72	132	1,240
Orlando	199	28,206	142	24.8	1,681	128	71	1,265
Southern CA (7)	158	22,847	145	43.1	1,347	105	53	1,115
Southeast FL (8)	156	26,907	172	33.0	1,734	11	145	1,757
Charlotte	129	16,563	128	11.8	1,982	65	64	1,193
Jacksonville	116	12,528	108	31.3	1,564	19	97	1,008
Houston	100	8,417	84	29.7	1,697	14	86	1,173

Totals	5,571	$719,483	$129	25.8	1,673	3,610	1,961	$1,148

(1)                       Total properties exclude properties held for sale or sold by our TRS and any properties acquired in previous periods in sales that have been subsequently rescinded or vacated.

(2)                       Aggregate cost includes all capitalized costs, determined in accordance with GAAP, incurred through June 30, 2013 for the acquisition, stabilization, and significant post-stabilization renovation of properties, including land, building, possession costs and renovation costs.  Aggregate cost does not include accumulated depreciation.

(3)                       As of June 30, 2013, approximately 19% of our properties were less than 10 years old, 26% were between 10 and 20 years old, 18% were between 20 and 30 years old, 17% were between 30 and 40 years old, 9% were between 40 and 50 years old, and 11% were more than 50 years old.

(4)                       Total number of vacant properties includes properties in the process of stabilization as well as those available for lease.

(5)                       Average monthly rent for leased properties was calculated as the average of the contracted monthly rent for all leased properties as of June 30, 2013 and reflects rent concessions amortized over the life of the related lease.

(6)                       Northern California market currently consists of Contra Costa, Napa, Sacramento and Solano counties.

(7)                       Southern California market currently consists of Riverside and San Bernardino counties.

(8)                       Southeast Florida market currently consists of Miami Dade, Broward and Palm Beach counties.

Recent Highlights of 2013

At June 30, 2013, we owned 5,571 residential properties, reflecting the acquisition of 985 single-family properties during the second quarter of 2013. Overall portfolio occupancy increased from 52.5% at March 31, 2013 to 64.8% at June 30, 2013 and revenue increased 39.5% on a sequential quarter basis to $10.7 million in the second quarter of 2013. Throughout our ramp-up stage, acquisition activity has outpaced renovation and leasing activity which has caused overall portfolio occupancy to remain below occupancy on a steady-state portfolio. This trend reversed in the second quarter of 2013 as renovation and leasing activity increased to absorb the new inventory and as new acquisitions decreased as a proportion of our existing portfolio.

We completed renovations on approximately 1,070 properties and increased our leased properties by 1,197 properties (net of move-outs), reflecting an increase over the number of properties renovated in the prior quarter of 9.7% and an increase in the number of properties leased of 49.6%. The increases in completed renovations stem from an increase in dedicated project management personnel focusing on timely renovations, and the increase in the number of properties leased reflects the impact of our expanded leasing infrastructure and entry into a period with historically higher leasing activity in our markets. As of June 30, 2013 we owned 3,830 stabilized properties in our portfolio with an occupancy rate of 94.3% at an average monthly rent of $1,148.

On May 10, 2013, certain of our subsidiaries entered into a $200.0 million revolving credit facility with a syndicate of banks.  The credit facility matures in May 2016 and bears interest at a varying rate of the London Interbank Offered Rate, or LIBOR, plus 3.50% subject to a LIBOR floor of 0.5%. We had $39.6 million in cash and cash equivalents at June 30, 2013 and had drawn down $78.8 million under our revolving credit facility.

On June 20, 2013, our Board of Directors declared a quarterly cash dividend of $0.01 per share of common stock, which was paid on July 12, 2013.

On July 1, 2013, our Board of Directors authorized the Company to repurchase up to 2,500,000 shares of its common stock. The shares are expected to be repurchased from time to time through privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, by any combination of such methods. The manner, price, number, method and timing of share repurchases will be subject a variety of factors, including market conditions, other corporate considerations, and applicable U.S. Securities and Exchange Commission, or the SEC, rules.

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

Industry and Market Outlook

The housing market environment in our markets remains attractive for single-family property acquisitions and rentals. Pricing remains attractive and supply is strong in certain key markets and demand for housing is growing. We continue to see strong interest in single-family rental properties by institutional investors and believe this interest to be a positive indicator of the overall cheapness of housing, the unfolding of the housing market recovery and the industry’s long-term potential.

The recovery of the U.S. residential housing market continues to be an important theme in our investment thesis. Housing prices across all of our core markets have appreciated over the past year. In the second quarter of 2013, housing price increases accelerated in all our markets. As seen in the following table, each of our current markets experienced 6-10% home price appreciation during the three months ended May 31, 2013. Despite these gains, we believe housing in our markets of Arizona, Florida, Georgia, and Dallas, Texas continues to provide attractive acquisition opportunities and remains cheap relative to replacement cost and affordability metrics, and we expect to focus new acquisitions in these markets in the near term.

MSA Home Price Appreciation (“HPA”)(1)

Source: Corelogic as of May 31, 2013

Market	HPA (Peak to Trough)(2)	HPA (Peak to Current)	HPA (Prior 12 months)	HPA (Prior 3 months)
Phoenix, AZ	-53%	-36%	18%	6%
Tucson, AZ	-43%	-34%	9%	6%
Northern CA(3)	-60%	-50%	22%	7%
Southern CA(4)	-54%	-43%	18%	8%
Jacksonville, FL	-41%	-31%	8%	10%
Orlando, FL	-55%	-43%	14%	7%
Southeast FL(5)	-54%	-43%	13%	7%
Tampa, FL	-48%	-39%	10%	7%
Atlanta, GA	-34%	-18%	16%	10%
Charlotte, NC	-17%	-5%	9%	9%
Las Vegas, NV	-60%	-48%	25%	9%
Columbus, OH	-19%	-12%	1%	6%
Dallas, TX	-14%	0%	10%	8%
Houston, TX	-13%	2%	10%	7%
National	-33%	-20%	12%	8%

(1)         “MSA” means Metropolitan Statistical Areas, which is generally defined as one or more adjacent counties or county equivalents that have at least one urban core area of at least a 50,000-person population, plus adjacent territory that has a high degree of social and economic integration with the core as measured by commuting ties.

(2)         Peak refers to highest historical home prices in a particular market. Trough refers to lowest home prices in a particular market since the peak.

(3)         MSA used for Northern California is Fairfield-Vallejo, which most closely approximates the geographic area in which we purchase homes in Northern California. This MSA is comprised of Solano County and the most populous cities in the MSA are Vallejo, Fairfield, Vacaville, Suisun and Benicia.

(4)         MSA used for Southern California is Riverside-San Bernardino-Ontario. This MSA is comprised of Riverside and San Bernardino Counties and the most populous cities in the MSA are Riverside, San Bernardino, Fontana and Moreno.

(5)         MSA used for Southeast FL is Fort Lauderdale-Pompano Beach-Deerfield Beach.

The supply of homes available for sale that meet our criteria is large and the shadow inventory pipeline remains elevated. Based on data from the Mortgage Bankers Association we estimate that as of the first quarter 2013 there were more than 5 million mortgages in some form of delinquency or foreclosure, or more than 10% of all mortgages. This is roughly double normalized levels. However, competition for this inventory from individuals and institutions remains strong as we have seen shrinking distressed inventories in certain markets such as Phoenix, Las Vegas and California. Certain markets in Florida continue to have elevated levels of supply and a large backlog of foreclosures in the pipeline due in part to the state’s judicial foreclosure process.

On the demand side, we anticipate continued strong rental demand for single-family homes. While new building activity has begun to increase, we believe substantial under-investment in residential housing over the past six years will create upward pressure on home prices and rents as demand exceeds supply. We expect this will take time and will be uneven across markets but believe pricing will inevitably revert to replacement cost, which would be favorable to our total return profile.

Acquisitions

Our Manager’s ability to identify and acquire single-family properties that meet our investment criteria will be affected by home prices in our markets, the inventory of properties available through our acquisition channels and competition for our target assets. We acquired 985 properties in the three months ended June 30, 2013. Our acquisition rate slowed throughout the quarter as we fully deployed the proceeds from our initial public offering, shifted to acquiring properties with funds from our credit facility and turned our focus to renovating and leasing our existing inventory. In the absence of additional debt or equity capital, we anticipate our pace of acquisitions will continue to slow.

Broker and bulk purchases continued to represent a growing proportion of our new acquisitions. Broker, auction and bulk purchases accounted for the acquisition of approximately 70%, 20% and 10% of the properties acquired in the second quarter of 2013, respectively. By comparison, more than 55% of the properties acquired in the first quarter of 2013 and 70% of the properties acquired in 2012 were acquired at auction. The increase in the number of broker purchases reflects our increased focus on such transactions, our expanded network of broker contacts and increased short sale activity in our markets. Bulk purchases in the second quarter of 2013 consisted of four transactions for 89 total properties. For purposes of this discussion, “broker” refers to a purchase of a single property directly from the owner, including REO, short sales and properties listed on a multiple listing service; “auction” refers to properties purchased at trustee or judicial auctions; and “bulk” refers to purchases of more than one property in a single sale directly from the owner, often an investor group, financial institution or governmental agency, and may include future acquisitions of entire legal entities holding single-family properties.

Stabilization, Renovation and Leasing

As of June 30, 2013, many properties in our portfolio were not yet generating rental income.  Before an acquired property becomes an income producing asset, we must possess, renovate, market and lease the property.  We refer to this process as property stabilization. We consider a property stabilized at the earlier of (i) its first authorized occupancy or (ii) 90 days after the renovations for such property are complete regardless of whether the property is leased. Properties acquired with in-place leases are considered stabilized even though such properties may require future renovation to meet our standards and may have existing residents who would not otherwise meet our resident screening requirements.

We stabilized 1,216 properties in the three months ended June 30, 2013, a 53.0% increase over the number of properties stabilized in the prior quarter. This increase in the quarterly stabilization numbers is primarily attributable to an increase in leasing, which reflects the impact of both our expanded leasing infrastructure and entry into prime leasing season in our markets. We also completed renovations on approximately 1,070 properties and increased our leased properties by 1,197 properties (net of move-outs), reflecting an increase over the number of properties renovated in the prior quarter of 9.7% and an increase in the number of properties leased of 49.6%.

The typical stabilization period for our properties has ranged from three to six months depending on the factors discussed above. Through June 30, 2013, 52.7% of our properties (including those acquired by our Predecessor but excluding the properties acquired from the Provident Entities) had been stabilized within six months of acquisition.  The average time to stabilization for our properties on a portfolio basis was 132 days and the average time to stabilization for properties stabilized in the second quarter of 2013 was 148 days, each increasing slightly from the comparable average stabilization times as of March 31, 2013. This increased stabilization time on a sequential quarter basis and the higher quarterly average as compared to the portfolio average are each a function of our historic acquisition activity outpacing our historic renovation and leasing activity during our ramp-up, which resulted in our stabilizing longer held properties in the second quarter of 2013 as compared to the first quarter. We believe this trend will ultimately reverse itself as the increased renovation and leasing activity absorbs the historic inventory and keeps pace with new inventory. Of the properties stabilized in the second quarter of 2013, the average time from acquisition to completion of renovation was 102 days and the average time from the completion of renovation until the lease effective date was 43 days compared to averages of 85 days and 55 days, respectively, for properties stabilized in the first quarter of 2013. The sequential quarter increase in the average time from acquisition to completion of renovation is attributable to the same factor that caused our average stabilization time to increase in sequential quarters as described above. The decrease in the time between completion of renovation and lease effective date is primarily attributable to expanded leasing infrastructure and entry into prime leasing season in our markets. The sum of the average time from acquisition to completion of renovation and the average time from completion of renovation to lease (145 days) differs from the average time to stabilization (148 days) because stabilized properties includes properties where renovations have been completed for at least 90 days even though they have not yet been leased.

The following table summarizes our stabilized properties and those owned six months or longer as of June 30, 2013:

	Stabilized Properties					Properties Owned at Least Six Months
Market	Number of Stabilized Properties	Properties Leased	Properties Vacant	Occupancy Rate	Average Monthly Rent for Leased Stabilized Properties (1)	Properties Owned 6 Months or Longer	Properties Leased	Properties Vacant	Occupancy Rate	Average Monthly Rent for Properties Owned at Least Six Months (2)
Phoenix	1,158	1,071	87	92.5%	$1,045	1,001	908	93	90.7%	$1,056
Atlanta	700	629	71	89.9%	1,178	602	527	75	87.5%	1,190
Tampa	704	685	19	97.3%	1,222	810	652	158	80.5%	1,224
Northern CA	340	323	17	95.0%	1,451	255	229	26	89.8%	1,491
Las Vegas	238	233	5	97.9%	1,112	211	194	17	91.9%	1,177
Columbus (3)	66	66	—	100.0%	889	—	—	—	—	—
Tucson	195	189	6	96.9%	839	187	179	8	95.7%	840
Dallas	73	72	1	98.6%	1,240	26	23	3	88.5%	1,254
Orlando	129	128	1	99.2%	1,265	90	89	1	98.9%	1,308
Southern CA	108	105	3	97.2%	1,115	129	86	43	66.7%	1,141
Southeast FL (3)	14	11	3	78.6%	1,757	—	—	—	—	—
Charlotte	70	65	5	92.9%	1,193	60	51	9	85.0%	1,191
Jacksonville (3)	21	19	2	90.5%	1,008	—	—	—	—	—
Houston (3)	14	14	—	100.0%	1,173	—	—	—	—	—

Totals	3,830	3,610	220	94.3%	$1,148	3,371	2,938	433	87.2%	$1,160

(1)             Average monthly rent for leased stabilized properties was calculated as the average of the contracted monthly rent for all stabilized leased properties as of June 30, 2013 and reflects rent concessions amortized over the life of the related lease.

(2)             Average monthly rent for properties owned at least six months was calculated as the average of the contracted monthly rent for all properties owned at least six months as of June 30, 2013 and reflects rent concessions amortized over the life of the related lease.

(3)             As of June 30, 2013, there were no properties owned six months or longer in this market.

Stabilized occupancy increased from 92.3% as of March 31, 2013 to 94.3% as of June 30, 2013 as a result of increased leasing in the second quarter and low resident turnover. Occupancy of properties owned six months or longer increased from 80.7% as of March 31, 2013 to 87.2% as of June 30, 2013 as a result of second quarter renovation and leasing activity keeping pace and exceeding historical acquisition activity.

In the quarter ended June 30, 2013, 155 properties turned over. This turnover number includes move-outs, evictions and lease breaks on our stabilized portfolio but excludes evictions of unauthorized residents in properties acquired at auction. Quarterly turnover for the three months ended June 30, 2013 was 4.0%. Quarterly turnover represents the number of properties turned over in the period divided by the number of properties in stabilized status during the period (i.e. 3,830 properties for the three months ended June 30,

2013). We believe that our turnover rate is not indicative of future results on a stabilized portfolio and that the turnover rate will be higher in future periods because the large number of recently-leased and stabilized properties in our current portfolio results in a disproportionately small number of properties with expiring leases and thus lower potential turnover attributable to resident move-out. The total number of properties with lease expirations in the three months ended June 30, 2013 was 483, including properties with month-to-month occupancy in the period. Of these properties, 94 properties turned over, including 14 evictions or early move outs and 80 end-of-lease move outs.

Results of Operations

We earn revenue primarily from rents collected from residents under lease agreements for our properties. The key drivers of revenue (aside from portfolio growth) are rental and occupancy rates.  Our revenue may be affected by macroeconomic, local and property level factors, including market conditions, seasonality, resident defaults or vacancies, timing of renovation activities and occupancy of properties and timing to re-lease vacant properties. We acquired our Predecessor upon consummation of the Formation Transactions, and our operations represent the continuation of our Predecessor. Comparisons to the 2012 periods presented in our financial statements are not generally meaningful as our Predecessor did not have substantial operations through June 30, 2012.

Operating expenses associated with the operations of our residential properties primarily include property insurance, utilities and lawn maintenance (once market ready until leased), bad debts, repairs and maintenance, real estate taxes and homeowners’ association fees. Our residential properties are managed by our Manager’s operating subsidiary or third-party property management companies. As our properties are placed in service, we record depreciation and amortization expense on a straight-line basis over the estimated useful life of the related assets.

Expenses associated with the overall operation of our business consist primarily of advisory management fees and general and administrative costs.  Because we have no employees, we rely on our Manager to oversee our operations.  Our general and administrative expenses primarily consist of reimbursed compensation and certain public company expenses.

The following are our results of operations (unaudited) for the three months ended June 30, 2013 and 2012 and March 31, 2013 along with the six months ended June 30, 2013 and 2012:

						Sequential Quarter Comparison
Income Statement Data (unaudited)	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended March 31,	Three Months Ended June 30, 2013 vs March 31, 2013
(amounts in thousands except share data)	2013	2012	2013	2012	2013	$ Change	% Change
Revenue:
Rental income	$10,325	$85	$17,621	$85	$7,296	$3,029	41.5%
Other income	392	2	777	2	385	7	1.8%
Total revenue	10,717	87	18,398	87	7,681	3,036	39.5%

Expenses:
Property operating and maintenance	2,541	136	4,344	136	1,803	738	40.9%
Real estate taxes	1,712	120	3,132	120	1,420	292	20.6%
Homeowners’ association fees	280	7	561	7	281	(1)	(0.4)%
Property management	3,067	9	5,498	9	2,431	636	26.2%
Depreciation and amortization	4,961	32	8,378	32	3,417	1,544	45.2%
Advisory management fee - affiliates	2,578	194	5,430	194	2,852	(274)	(9.6)%
General and administrative	1,949	193	3,477	193	1,528	421	27.6%
Interest expense	158	—	158	—	—	158	—
Other	217	—	548	—	331	(114)	(34.4)%
Total expenses	17,463	691	31,526	691	14,063	3,400	24.2%
Net loss	(6,746)	(604)	(13,128)	(604)	(6,382)	(364)	5.7%

Net loss attributable to noncontrolling interests - Operating Partnership	4	—	9	—	5	(1)	(20.0)%
Net loss attributable to controlling interests	(6,742)	—	(13,119)		(6,377)	(365)	5.7%
Preferred stock distributions	(25)	—	(50)	—	(25)	—	—
Net loss attributable to common stockholders	$(6,767)	$—	$(13,169)	$—	$(6,402)	$(365)	5.7%

Loss per share - basic and diluted
Net loss attributable to common shares	$(0.18)	$—	$(0.34)	$—	$(0.16)	$(0.02)	12.5%
Weighted average common shares outstanding	39,318,318	—	39,250,612	—	39,182,153	136,165	0.3%

Revenue

Total revenue increased $3.0 million, or 39.5%, in the second quarter of 2013 on a sequential quarter basis. Total revenue increased $10.6 million and $18.3 million for the three and six months ended June 30, 2013, respectively, over the prior year periods. These increases are due primarily to the increase in the number of properties leased in the three and six months ended June 30, 2013 as compared to prior periods. Our Predecessor did not have substantial operations through June 30, 2012 as it had only begun purchasing properties in February 2012.  We owned 3,610 leased properties as of June 30, 2013 as compared to 2,413 and 78 leased properties as of March 31, 2013 and June 30, 2012, respectively.

Expenses

Property Operating and Maintenance Expenses.  Property operating and maintenance expenses increased $738,000, or 40.9%, in the second quarter of 2013 on a sequential quarter basis and increased $2.4 million and $4.2 million for the three and six months ended June 30, 2013, respectively, over the prior year periods.  Included in property operating and maintenance expenses are  property insurance, bad debt, utilities and lawn maintenance on market ready properties not leased as well as repairs and maintenance on leased properties.  The increase in this expense on a sequential quarter basis is primarily attributable to increased repairs and maintenance due to a higher base of leased properties and damages at certain properties.  Increases in these expenses from prior year periods are attributable to the significant increase in the number of properties owned in the three and six months ended June 30, 2013 as compared to prior year periods.

Real Estate Taxes and Homeowners’ Association Fees.  Real estate taxes and homeowners’ association fees are expensed once a property is market ready.  Real estate taxes increased $292,000, or 20.6%, in the second quarter of 2013 on a sequential quarter basis and increased $1.6 million and $3.0 million for the three and six months ended June 30, 2013, respectively, over the prior year periods. The increases in real estate taxes are attributable to the increase in the number of properties owned in the three and six months ended June 30, 2013 as compared to prior periods.  Homeowners’ association fees were flat in the second quarter of 2013 on a sequential quarter basis as a result of acquiring fewer properties in homeowners’ associations and increased $273,000 and $554,000 for the three and six months ended June 30, 2013, respectively, over the prior year periods. The increases in homeowners’ association fees are primarily attributable to the increase in the number of properties owned in the three and six months ended June 30, 2013 as compared to prior periods.

Property Management.  We utilize a hybrid approach for property management, using our Manager’s operating subsidiary’s internal teams in Phoenix, Atlanta and Southeast, FL (representing approximately half of our properties owned) and using third parties in our other markets.

Expenses incurred for property management increased $636,000, or 26.2%, in the second quarter of 2013 on a sequential quarter basis and increased $3.1 million and $5.5 million for the three and six months ended June 30, 2013, respectively, over the prior year periods. The sequential quarter increase in property management was primarily due to a higher base of properties and the associated increased compensation for leasing agents to market and lease properties and increased third-party fees along with software implementation costs related to our new property management system.  The increases in property management in the three and six months ended June 30, 2013 compared to a year ago period is primarily due to increased property count and a change in the payment arrangement for property management services with our Manager’s operating subsidiary, which differs from our Predecessor’s prior arrangement of only paying property management fees based upon a percentage of rental income collected in the prior periods.  Of the $3.1 million and $5.5 million in property management expenses incurred in the three and six months ended June 30, 2013, approximately $2.6 million and $4.5 million was attributable to amounts owing to our Manager’s operating subsidiary for reimbursement of the costs of providing property management services in the markets it manages internally in addition to providing asset management and regional market oversight functions over both internal and third-party managed markets and the 5% property management fee described below. The proportion of property management fees incurred in the three and six months ended June 30, 2013 related to our Manager’s internal property management teams as a proportion of revenue for the period are not representative of a steady-state portfolio because our Manager’s existing oversight and internal property management infrastructure has capacity to support more leased and stabilized properties. We expect our leverage of this internal property management cost structure to improve as we reach steady-state operations.

Rather than compensating our Manager’s operating subsidiary with commissions or fees based on rental income, we reimburse all costs and expenses of our Manager’s operating subsidiary incurred on our behalf, including the compensation of its property management, project management and acquisition staff, related overhead and payments to third-party property managers.  In addition to these costs, we pay a property management fee to our Manager’s operating subsidiary equal to 5% of certain compensation and overhead costs incurred as a result of providing services to us, which reduces the amount of the advisory management fee paid to our Manager by the same amount. As a result of the pass-through arrangement under the property management and acquisition services agreement, the costs related to the property management, project management and acquisition services provided in the markets where our Manager’s operating subsidiary uses an internal team are largely tied to the compensation and related overhead of our Manager’s operating subsidiary’s property management and acquisitions staff as opposed to a fee based upon rented properties. In addition to the $2.6 million and $4.5 million incurred for our Manager’s property management services in the three and six months ended June 30, 2013, respectively, we incurred charges with the Manager’s operating subsidiary of $1.3 million and $2.6 million, respectively, in acquisition and project management fees related to renovation which were capitalized as part of property acquisition and renovation costs and $68,000 and $100,000 for leasing services, respectively, which are reflected as other assets and are being amortized over the life of the leases (typically one year).

The remaining amounts in property management fees of approximately $513,000 and $891,000 for the three months and six months ended June 30, 2013, respectively, were incurred to reimburse our Manager’s operating subsidiary for expenses payable to third-party property managers or as payments due directly to third-party property managers. This sequential quarter increase in third-party property management fees is attributable to the increase in rental income during the three months ended June 30, 2013 as compared to the prior quarter.  Property management and acquisition fees in markets where our Manager’s operating subsidiary uses third parties to perform services are based on our Manager’s operating subsidiary’s contractual arrangements with these third parties, which generally have one-year terms with month-to-month renewals.  Certain third parties providing acquisition services are paid a commission based upon properties acquired on our behalf.  Third-party property management arrangements include fees based on a percentage of rental income and other fees collected from our residents and, in some cases, fees for renovation oversight and leasing activities. In connection with our credit facility, these agreements with third-party property managers were assigned to us meaning we will incur these expenses directly to the third parties as opposed to paying such amounts to our Manager’s operating subsidiary as reimbursement. Our Manager’s operating subsidiary remains obligated to oversee and manage the performance of these third-party property managers.

Depreciation and Amortization.  Depreciation  increased $1.4 million, or 53.0%, in the second quarter of 2013 on a sequential quarter basis and increased $4.1 million and $6.8 million for the three and six months ended June 30, 2013, respectively, over the prior year periods. Depreciation on acquired properties commences once property renovation is complete and the property is ready to be leased.   The increases in depreciation are attributable to the increased number of properties being depreciated in the three and six months ended June 30, 2013 as compared to prior periods. Amortization of in-place leases increased $121,000, or 16.6%  in the second quarter of 2013 on a sequential quarter basis and increased $851,000 and $1.6 million for the three and six months ended June 30, 2013, respectively, over the prior year periods. Prior periods did not have amortization related to in-place leases or deferred lease fees due to the short operating history. The increases in amortization are primarily attributable to an increase in the number of properties acquired with in-place leases in the three and six months ended June 30, 2013 as compared to prior periods, primarily related to in-place leases on properties acquired from the Provident Entities.  We expect depreciation expense will increase in future periods as we continue to acquire additional properties and put them into market ready status and depreciate.

Advisory Management Fee.  We rely on our Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business because we have no employees of our own.  Our Manager performs these services for us, and together with our Manager’s operating subsidiary, provides us with a suite of investment, acquisition and property management services, utilizing the combined expertise of Pine River and Provident. We pay our Manager a quarterly advisory management fee equal to 0.375% (a 1.5% annual rate) of our average fully diluted market capitalization during the preceding quarter less any property management fee paid to our Manager’s operating subsidiary.

As part of the Formation Transactions, we are required to make payments of cash to both Two Harbors and the prior members of the Provident Entities as additional purchase price consideration.  The total amount to be paid to Two Harbors and the prior members of the Provident Entities is equal to 50% of the advisory management fee payable to the Manager during the first year after our initial public offering (before adjustment for the 5% property management fees received by our Manager’s operating subsidiary), subject to an aggregate amount payable to Two Harbors of no more than $4.0 million. The cash payments are required to be made quarterly in conjunction with the payment of the advisory management fee and reduce the amounts payable to our Manager by the same amount, thus the payments do not have a net impact on our obligations.  The amounts to be individually paid to Two Harbors and prior members of the Provident Entities is based upon the relative values they each provided as part of the Formation Transactions, which were approximately 73.6% and 26.4% respectively.  Advisory management fees, net of the 5% property management fee described above, decreased $274,000, or 9.6%, in the second quarter of 2013 on a sequential quarter basis as a result of a decline in our average fully diluted market capitalization due to the decline in our stock price in the second quarter of 2013.   Advisory management fees were $2.6 million and $5.4 million, respectively, for the three and six months ended June 30, 2013.

During the three months ended June 30, 2013, we expensed $2.6 million in advisory management fees, net of the 5% property management fee described below.  The Company expensed $364,000 and $1.0 million, respectively, in advisory management fees to prior members of the Provident Entities and Two Harbors, as additional consideration, and the Company expensed $1.2 million in advisory management fees to our Manager.  During the six months ended June 30, 2013, we expensed $5.4 million in advisory management fees, net of the 5% property management fee described below.  The Company expensed $759,000 and $2.1 million, respectively, in advisory management fees to prior members of the Provident Entities and Two Harbors, as additional consideration, and the Company expensed $2.5 million in advisory management fees to our Manager.

Prior to the Formation Transactions, advisory management fees incurred by our Predecessor in the three and six months ended June 30, 2012 were allocated from Two Harbors to our Predecessor based on 1.5% of contributed capital on an annualized basis and are not generally comparable to the advisory management fees incurred by us in the three and six months ended June 30, 2013.   Advisory management fees paid by our Predecessor were $194,000 for both the three and six months ended June 30, 2013.

General and Administrative Expense.   General and administrative costs include those costs related to being a public company and costs incurred under the management agreement with our Manager. Under the management agreement, we pay all costs and expenses of our Manager incurred in the operation of its business, including all costs and expenses of running the company, all compensation costs (other than for our Chief Executive Officer and personnel providing data analytics directly supporting the investment function), and all costs under the shared services and facilities agreement between our Manager and Pine River. General and administrative expense increased $421,000, or 27.6%, in the second quarter of 2013 on a sequential quarter basis as a result of increased stock compensation expenses related to certain grants to our directors, increased public company costs for professional services and our annual stockholder meeting as well as an increase in allocated compensation cost, offset partially by a decline in legal fees.  General and administrative expense increased $1.8 million and $3.3 million for the three and six months ended June 30, 2013, respectively, over the prior year periods as a result of increased reimbursement obligations to our Manager for compensation and other expenses in addition to increased public company expenses and professional fees.  Prior to the Formation Transaction, Two Harbors allocated certain direct general and administrative expenses (primarily professional fees and travel costs) to the Company.

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

Depreciation of Investment in Real Estate

Building depreciation is computed on the straight-line basis over the estimated useful lives of the assets, which is generally 27.5 years, with no salvage value. The value of acquired in-place leases is amortized over the average remaining term of the respective in-place acquired lease, which is generally short term in nature (typically one year).

Revenue Recognition

We lease our single-family residences under operating leases. The lease periods will generally be short-term in nature (typically one year) and reflect market rental rates.  Generally, credit investigations are performed for prospective residents and security deposits are obtained. Rental income, net of concessions, is recognized on a straight-line basis over the term of the lease.

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

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, fund and maintain our assets and operations, make interest payments and distributions to our stockholders and other general business needs. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Our near-term liquidity requirements consist primarily of purchasing our target assets, renovating properties, funding our operations, making interest payments and distributions to our stockholders.

Our liquidity and capital resources as of June 30, 2013 consisted of cash and cash equivalents of $39.6 million, escrow deposits of $18.4 million, and $121.2 million available under our revolving credit facility.  Escrow deposits primarily include refundable and non refundable cash and earnest money on deposit with the Operating Partnership and certain third-party property managers for property purchases and renovation costs, certain municipalities for property purchases, and earnest money deposits.   Escrow deposits also include cash held in reserve at financial institutions, as required by the revolving credit facility. The Company had $5.8 million in reserved cash relating to the revolving credit facility as of June 30, 2013. As of June 30, 2013, for properties acquired through individual broker transactions that involve submitting a purchase offer, we had offers accepted to purchase residential properties for an aggregate amount of $14.0 million, however not all of these properties are certain to be acquired because certain properties may fall out of escrow through the closing process for various reasons.

We believe the cash flows from operations together with current cash and cash equivalents and funds available under our credit facility will be sufficient to fund the anticipated needs of our operations and fund any existing contractual obligations to purchase properties and renovate our portfolio of properties in 2013.  We may also opportunistically utilize the capital markets to raise additional capital and may incur additional debt in the future.

Revolving Credit Facility

Our subsidiaries currently have a $200.0 million revolving credit facility with Bank of America, National Association and JPMorgan Chase Bank, National Association. The credit facility matures in May 2016 and bears interest at a varying rate of the London Interbank Offered Rate, or LIBOR, plus 3.50% subject to a LIBOR floor of 0.5%. At June 30, 2013, there was $78.8 million outstanding under the facility and $121.2 million available for borrowing.  We are able to draw up to 55% of the aggregate value of the eligible properties in the borrowing subsidiaries’ portfolios based on the lesser of (a) the value of the properties or (b) the original purchase price plus certain renovation and other capitalized costs of the properties.  Proceeds from the credit facility may be used for the acquisition, financing and renovation of properties, and other general purposes.

All amounts outstanding under the credit facility are collateralized by the equity interests of certain of our subsidiaries, or pledged subsidiaries. The amounts outstanding under the credit facility and certain obligations contained therein are guaranteed by Silver Bay Realty Trust Corp. and the Operating Partnership only in the case of certain bad acts (including bankruptcy) and up to $20.0 million for completion of certain property renovations, as outlined in the credit documents. The pledged subsidiaries are required to pay certain commitment fees in connection with the credit facility based upon the unused portion of the facility, certain fees assessed in connection with establishing the facility and other fees specified in the credit facility documents.

The credit facility does not contractually restrict our ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. The credit facility documents require us to meet certain quarterly financial tests pertaining to total liquidity and net worth and contain customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.  We must maintain total liquidity of $25.0 million and a net worth of at least $125.0 million, excluding the assets of the borrowers, at all times.

On July 3, 2013, in connection with our credit facility, we entered into an interest rate cap agreement with an aggregate notional amount of $125 million and a LIBOR cap of 3.00% at a purchase price of $372,000 to manage interest rate risk associated with our credit facility.

Operating Activities

Net cash used by operating activities in the six months ended June 30, 2013 was $1.2 million compared to cash provided by operating activities of $450,000 for the six months ended June 30, 2012.  Our operating cash flows during 2013 were impacted by our net loss and reserves under the credit facility, offset partially by the depreciation and amortization and stock compensation add backs and an increase in related party payables.  The 2012 operating cash flows were impacted by our Predecessor’s net loss and depreciation and amortization add back, yet on a smaller scale due to the startup of operations of our Predecessor in February 2012.

Investing Activities

Net cash used in investing activities in the six months ended June 30, 2013 was $296.5 million and was primarily the result of us executing our acquisition and renovation strategies on newly acquired properties. We used $251.8 million for property acquisitions and another $51.6 million on capital improvements, of which $51.0 million was attributable to our initial renovation of properties, which includes properties purchased in a bulk purchase that have been renovated for the first time, and $574,000 that was attributable to capital improvements made to properties that had been previously renovated. The average purchase price for properties was approximately $113,000 for all properties placed in service since our Predecessor commenced operations through June 30, 2013 and $123,000 for properties placed in service in the quarter ended June 30, 2013. The average renovation cost per property was approximately $21,000 or 18.6% of the purchase price for all properties placed in service since our Predecessor commenced operations through June 30, 2013, including properties acquired with an in place lease but excluding properties acquired from the prior members of the Provident Entities. These renovation costs include capitalized expenditures for renovations, property taxes, homeowners’ association dues, costs required to gain possession of the property and other capitalized expenditures until the property is ready for its intended use.

Net cash used in investing activities in the six months ended June 30, 2012 was $76.6 million and was primarily the result of our Predecessor acquiring properties for its portfolio of $69.9 million.

The acquisition of properties involves the outlay of capital beyond payment of the purchase price, including payments for property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, and property taxes or homeowners’ association dues in arrears. Typically, these costs are capitalized as components of the purchase price. We also make significant capital expenditures to renovate and maintain our properties to Silver Bay standards. Our ultimate success depends in part on our ability to make prudent, cost-effective decisions measured over the long term with respect to these expenditures.

As part of the Formation Transactions, we are required to make cash payments to both Two Harbors and the prior members of the Provident Entities as additional purchase price consideration in the Formation Transactions.  The total amount to be paid to Two Harbors and the prior members of the Provident Entities is equal to 50% of the advisory management fee payable to the Manager during the first year after the initial public offering, subject to an aggregate cap amount payable to Two Harbors of $4.0 million. As a result, as of June 30, 2013, we have an estimated remaining liability of $3.9 million as part of our Formation Transactions, including the Two Harbors component recorded at the remaining aggregate cap amount.  The Two Harbors deferred charge portion has been reflected as part of other assets and the Provident Entities portion is recorded as additional basis to the residential properties we acquired. The additional cash payments are required to be made quarterly in conjunction with the payment of the advisory management fee during 2013.

Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2013 was $109.2 million and was primarily attributable to proceeds from our credit facility and to a lesser extent the net proceeds from the exercise of the underwriters’ overallotment option in our initial public offering reduced by deferred financing fees of $3.6 million and $450,000 of dividends paid.  We used these net proceeds from our credit facility and the underwriters’ overallotment to invest in residential properties and for other general corporate purposes.  This compared to cash provided by financing activities in the six months ended June 30, 2012 of $101.0 million that was the result of a capital contribution from our Predecessor’s parent.

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

We have an obligation to pay dividends on our outstanding 10% cumulative redeemable preferred stock with a $1.0 million aggregate liquidation preference in preference to dividends paid on our common stock.

We have elected to be treated as a REIT for U.S. federal income tax purposes. As a REIT, under U.S. federal income tax law we will be required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income. Subject to the requirements of the Maryland General Corporation Law, we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our board of directors, which in the aggregate approximately equal our REIT taxable income in the relevant year.  As of June 30, 2013, we declared $392,000 in common stock dividends and $275 in distributions on the common units, each of which were paid on July 12, 2013.

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

Aggregate Contractual Obligations

The following table summarizes certain contractual obligations for the periods noted:

(in thousands)	2013	Thereafter	Total
Purchase Obligations(1)	$14,000	—	$14,000
Debt Obligations(2)	—	78,800	78,800
Total	$14,000	$78,800	$92,800

(1)                                 Reflects offers accepted but not closed, as of June 30, 2013, on purchase contracts for properties acquired through broker and bulk transactions that involve submitting a purchase offer. Not all of these properties are certain to be acquired as properties may fall out of escrow through the closing process for various reasons.

(2)                                 Reflects amounts outstanding under our revolving credit facility.

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

The following table sets forth a reconciliation of the Company’s net loss as determined in accordance with GAAP and its calculation of FFO for the three and six months ended June 30, 2013:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Net loss attributable to common stockholders	$(6,767)	$(13,169)
Noncontrolling interests - Operating Partnership	(4)	(9)
Preferred distributions	25	50
Depreciation and amortization	4,961	8,378
Other	(49)	283
Funds from Operations	$(1,834)	$(4,467)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our future revenue, cash flows and fair values relevant to certain financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The outstanding debt under our revolving credit facility has a variable interest rate.  We are therefore most vulnerable to changes in short-term LIBOR interest rates. On July 3, 2013, we entered into an interest rate cap agreement with an aggregate notional amount of $125.0 million with a LIBOR cap of 3.00%, to manage our exposure to interest rate risks related to our floating rate debt. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of June 30, 2013, our total outstanding debt was approximately $78.8 million, all of which was variable rate debt borrowed under our credit facility.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2013. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 or Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

The offer and sale of all of the shares in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-11 (File No. 333-183838), which was declared effective by the SEC on December 13, 2012. All proceeds from the initial public offering have been used as follows (1) approximately $5.3 million was used to make cash payments to certain of the Prior Provident Investors in connection with the Formation Transactions, (2) approximately $4.2 million was used to pay for expenses associated with the offering and (3) the remainder was used to purchase single-family properties, to renovate such properties for rental and for working capital purposes. There have been no material differences between the actual use of proceeds and intended use of proceeds as originally described in the initial public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

In the second quarter of 2013, we borrowed an aggregate amount of $78.8 million under our revolving credit facility described elsewhere in this Quarterly Report on Form 10-Q.

Item 6.  Exhibits

(a)                                 The attached Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BAY REALTY TRUST CORP.

Date: August 8, 2013	By:	/s/ David N. Miller
David N. Miller
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2013	By:	/s/ Christine Battist
Christine Battist
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., and Two Harbors Operating Company LLC, dated December 4, 2012.	S-11/A	333-183838	2.1	December 12, 2012
2.2	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Polar Cactus LLC, dated December 4, 2012.	S-11/A	333-183838	2.2	December 12, 2012
2.3	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Polar Cactus II LLC, dated December 4, 2012.	S-11/A	333-183838	2.3	December 12, 2012
2.4	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Cool Willow LLC, dated December 4, 2012.	S-11/A	333-183838	2.4	December 12, 2012
2.5	Agreement and Plan of Merger by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., SB RESI I Merger Sub LLC and Provident Residential Real Estate Fund LLC, dated December 4, 2012.	S-11/A	333-183838	2.5	December 12, 2012
2.6	Agreement and Plan of Merger by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., SB RESI II Merger Sub LLC and Resi II LLC.	S-11/A	333-183838	2.6	December 12, 2012
2.7	Representation, Warranty and Indemnification Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and Provident Real Estate Advisors LLC, dated December 4, 2012.	S-11/A	333-183838	2.7	December 12, 2012
3.1	Articles of Amendment and Restatement of Silver Bay Realty Trust Corp.	10-K	001-35760	3.1	March 1, 2013
3.2	Amended and Restated Bylaws of Silver Bay Realty Trust Corp.	S-11/A	333-183838	3.5	October 17, 2012
3.3	Articles Supplementary for Cumulative Redeemable Preferred Stock of Silver Bay Trust Corp.	10-K	001-35760	3.3	March 1, 2013
4.1	Specimen Common Stock Certificate of Silver Bay Realty Trust Corp.	S-11/A	333-183838	3.5	November 23, 2012
4.2	Instruments defining the rights of holders of securities: See Articles VI and VII of our Articles of Amendment and Restatement.	10-K	001-35760	4.2	March 1, 2013
4.3	Instruments defining the rights of holders of securities: See Article VII of our Amended and Restated Bylaws.	S-11/A	333-183838	3.5	October 17, 2012
4.4	Instruments defining the rights of holders of securities: See Article Second of our Articles Supplementary.	10-K	001-35760	4.4	March 1, 2013
10.1	Revolving Credit Agreement dated as of May 10, 2013 among the property owners party thereto from time to time, each as borrower, Silver Bay Operating Partnership L.P., as master property manager, SB Financing Trust Owner LLC, as borrower representative, U.S. Bank National Association, as calculation agent and paying agent, Bank of America, National Association, and JPMorgan Chase Bank, National Association, as joint lead arrangers, agent and	10-Q	001-35760	10.1	May 14, 2013

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
lenders, and the lenders from time to time party thereto
10.2	Amendment No. 1 dated as of May 17, 2013 to the Revolving Credit Agreement dated as of May 10, 2013
10.3	Joinder Agreement dated as of June 28, 2013 adding new borrowers to the Revolving Credit Agreement dated as of May 10, 2013
10.4	Property Management Agreement between Silver Bay Operating Partnership L.P. and Silver Bay Property Corp. dated May 10, 2013	10-Q	001-35760	10.2	May 14, 2013
10.5	Property Management Agreement between Silver Bay Operating Partnership L.P. and Silver Bay Property Corp. dated May 10, 2013	10-Q	001-35760	10.3	May 14, 2013
10.6	Silver Bay Realty Trust Corp. Amended and Restated Director Compensation Policy.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

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