Form 10-Q
period 2013-09-30
Silver Bay Realty Trust Corp.
filed 2013-11-07
CIK 1557255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 5, 2013, there were 38,807,848 shares of common stock, par value $0.01 per share, outstanding.

SILVER BAY REALTY TRUST CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. Statements regarding the following subjects, among others, may be forward-looking:

•                            our business and investment strategy and our ability to execute our business and investment strategy effectively;

•                            our projected operating results;

•                            our ability to identify properties to acquire and complete acquisitions and the rate of such acquisitions;

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

•                            our ability to meet the conditions to draw under our revolving credit facility;

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

•                            our understanding of our competition;

•                            home value appreciation and rental appreciation in our markets and the rates and extent of such appreciation;

•                            general volatility of the markets in which we participate; and

•                            market trends in our industry and the markets in which we participate, real estate values, the debt securities markets or the general economy.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Silver Bay Realty Trust Corp.

Condensed Consolidated Balance Sheets

(amounts in thousands except share data)

	September 30, 2013
	(unaudited)	December 31, 2012
Assets
Investments in real estate:
Land	$135,510	$82,310
Building and improvements	616,868	338,252
	752,378	420,562
Accumulated depreciation	(13,297)	(1,869)
Investments in real estate, net	739,081	418,693

Assets held for sale	7,450	—
Cash and cash equivalents	53,528	228,139
Escrow deposits	22,679	19,727
Resident security deposits	6,105	2,266
In-place lease and deferred lease costs, net	930	2,363
Deferred financing costs, net	3,485	—
Other assets	5,732	6,114
Total Assets	$838,990	$677,302

Liabilities and Equity
Liabilities:
Revolving credit facility	$144,734	$—
Accounts payable and accrued property expenses	10,169	4,550
Resident prepaid rent and security deposits	7,389	2,713
Amounts due to the manager and affiliates	6,001	3,071
Amounts due previous owners	3,186	6,555
Total Liabilities	171,479	16,889

10% cumulative redeemable preferred stock, $.01 par; 50,000,000 authorized, 1,000 issued and outstanding	1,000	1,000

Equity:
Stockholders’ Equity:
Common stock $.01 par; 450,000,000 shares authorized; 38,812,821 and 37,328,213, respectively shares issued and outstanding	387	372
Additional paid-in capital	692,205	664,146
Accumulated other comprehensive loss	(243)	—
Cumulative deficit	(26,328)	(5,609)
Total Stockholders’ Equity	666,021	658,909
Noncontrolling interests - Operating Partnership	490	504
Total Equity	666,511	659,413
Total Liabilities and Equity	$838,990	$677,302

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

 (amounts in thousands except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Rental income	$13,923	$726	$31,544	$811
Other income	563	20	1,340	22
Total revenue	14,486	746	32,884	833

Expenses:
Property operating and maintenance	4,280	638	8,624	774
Real estate taxes	1,761	406	4,893	526
Homeowners’ association fees	286	155	847	162
Property management	3,675	55	9,173	64
Depreciation and amortization	5,683	449	14,061	481
Advisory management fee - affiliates	2,166	610	7,596	804
General and administrative	1,866	103	5,343	296
Interest expense	989	—	1,147	—
Other	142	2	690	2
Total expenses	20,848	2,418	52,374	3,109
Net loss	(6,362)	(1,672)	(19,490)	(2,276)

Net loss attributable to noncontrolling interests - Operating Partnership	5	—	14	—
Net loss attributable to controlling interests	(6,357)	—	(19,476)	—
Preferred stock distributions	(25)	—	(75)	—
Net loss attributable to common stockholders	$(6,382)	$—	$(19,551)	$—

Loss per share - basic and diluted (Note 7):
Net loss attributable to common shares	$(0.16)	$—	$(0.50)	$—
Weighted average common shares outstanding	39,095,200	—	39,198,239	—

Comprehensive Loss:
Net loss	$(6,362)	$(1,672)	$(19,490)	$(2,276)
Other comprehensive loss:
Change in fair value of interest rate cap derivatives	(243)	—	(243)	—
Other comprenhensive loss	$(243)	$—	$(243)	$—
Comprehensive loss	(6,605)	(1,672)	(19,733)	(2,276)
Less comprehensive loss attributable to noncontrolling interests - Operating Partnership	5	—	14	—
Comprehensive loss attributable to controlling interests	$(6,600)	$(1,672)	$(19,719)	$(2,276)

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp.

Condensed Consolidated Statements of Changes in Equity

(amounts in thousands except share data)

	Common Stock						Noncontrolling
			Additional			Total	Interests -
		Par Value	Paid-In	Accumulated Other	Cumulative	Stockholders’	Operating		Total
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity	Partnership	Parent Equity	Equity
Balance at January 1, 2012	—	$—	$—	$—	$(89)	$—	$—	$250	$161
Capital contributions	—	—	—	—	—	—	—	226,000	226,000
Net loss	—	—	—	—	(2,276)	—	—	—	(2,276)
Balance at September 30, 2012	—	$—	$—	$—	$(2,365)	$—	$—	$226,250	$223,885

Balance at January 1, 2013	37,328,213	$372	$664,146	$—	$(5,609)	$658,909	$504	$—	$659,413
Net proceeds from sale of common stock	1,987,500	20	34,368	—	—	34,388	—	—	34,388
Non-cash equity awards	(2,892)	—	404	—	—	404	—	—	404
Repurchase of common stock	(500,000)	(5)	(7,785)	—	—	(7,790)	—	—	(7,790)
Dividends declared	—	—	—	—	(1,243)	(1,243)	—	—	(1,243)
Other	—	—	1,072	—	—	1,072	—	—	1,072
Net loss	—	—	—	—	(19,476)	(19,476)	(14)	—	(19,490)
Other comprehensive loss	—	—	—	(243)	—	(243)	—	—	(243)

Balance at September 30, 2013	38,812,821	$387	$692,205	$(243)	$(26,328)	$666,021	$490	$—	$666,511

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp.

Condensed Consolidated Statements of Cash Flows

(amounts in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(19,490)	$(2,276)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	14,061	481
Non-cash stock compensation	746	—
Amortization of deferred financing costs	480	—
Other	333	—
Net change in assets and liabilities:
Increase in escrow reserves under the credit facility	(12,645)	—
Increase in escrow cash for operating activities	(1,282)	(8,319)
Increase in deferred lease fees and other assets	(377)	(601)
Increase in accounts payable, accrued property expenses, and prepaid rent	3,461	2,631
Increase in related party payables, net	855	1,193
Net cash used by operating activities	(13,858)	(6,891)

Cash Flows From Investing Activities:
Purchase of investments in real estate	(258,910)	(178,775)
Capital improvements of investments in real estate	(82,877)	(12,590)
Decrease (increase) in escrow cash for investing activities	10,975	(556)
Proceeds from sale of investments in real estate	4,195	—
Other	(252)	—
Net cash used by investing activities	(326,869)	(191,921)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of offering costs	34,513	—
Proceeds from revolving credit facility	144,734	—
Deferred financings costs paid	(3,965)	—
Interest rate cap agreements	(533)	—
Repurchase of common stock	(7,790)	—
Dividends paid	(843)	—
Capital contribution of parent, net	—	226,000
Net cash provided by financing activities	166,116	226,000

Net change in cash and cash equivalents	(174,611)	27,188
Cash and cash equivalents at beginning of period	228,139	250
Cash and cash equivalents at end of period	$53,528	$27,438

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,336	$—
Board of directors stock compensation	$125	$—

Noncash investing and financing activities:
Common stock and unit dividends declared, but not paid	$(387)	$—
Advisory management fee - additional basis	$1,071	$—
Change in contingent consideration	$222	$—
Capital improvements in accounts payable	$2,796	$—

See accompanying notes to the condensed consolidated financial statements.

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Quarter Ended September 30, 2013

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

The Company is focused on the acquisition, renovation, leasing and management of single-family residential properties in selected markets in the United States.  As of September 30, 2013, the Company owned 5,575 single-family residential properties, excluding assets held for sale.  The Company owns properties in Phoenix, AZ, Tucson, AZ, Northern California (currently consisting of Contra Costa, Napa, and Solano counties), Southern California (currently consisting of Riverside and San Bernardino counties), Orlando, FL, Tampa, FL, Southeast Florida (currently consisting of Miami-Dade, Broward and Palm Beach counties), Jacksonville, FL, Atlanta, GA, Las Vegas, NV, Charlotte, NC, Columbus, OH, Dallas, TX, and Houston, TX.

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

Note 2.  Basis of Presentation and New Accounting Pronouncements

Consolidation and Basis of Presentation

The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2013 and results of operations for all periods presented have been made. The results of operations for the three or nine months ended September 30, 2013 should not be construed as indicative of the results to be expected for the full year.

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

Quarter Ended September 30, 2013

(amounts in thousands, except share data and property counts)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the reported amounts and disclosures in the financial statements.  The Company’s estimates are inherently subjective in nature and actual results could differ from these estimates.

Reclassifications

Certain reclassifications have been made to amounts in prior period financial statements to conform to current period presentation.  A balance of $24,653, representing cash in acquisition accounts, which are now in the control of the Company, has been reclassified from escrow deposits to cash and cash equivalents in the condensed consolidated balance sheet as of September 30, 2012.  This reclassification impacted the prior presentation in the condensed consolidated statement of cash flows for the nine months ended September 30, 2012.

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

The properties included in held for sale at September 30, 2013 did not have material leasing operations under the Company’s ownership.

For the three and nine months ended September 30, 2013, the Company recognized $206 and $518, respectively, in impairment charges and $156 and $185, respectively, in net gain on sale of assets.  Impairment and gain on sale of assets are included within other in the condensed consolidated statements of operations and comprehensive loss.  The Company did not record impairment or dispose of assets during the three and nine months ended September 30, 2012.

Cash and Cash Equivalents

The Company considers all demand deposits, money market accounts and investments in certificates of deposit purchased with a maturity of three months or less at the date of purchase to be cash equivalents.  The Company had no cash equivalents as of September 30, 2013 or December 31, 2012.

Escrow Deposits

Escrow deposits include refundable and non-refundable cash and earnest money on deposit with the Manager’s operating subsidiary and certain third party property managers for property purchases and renovation costs, certain municipalities for property purchases, and earnest money deposits.  Escrow deposits also include cash held in reserve at financial institutions, as required by the revolving credit facility described below.  The Company had $12,645 in cash reserves relating to its revolving credit facility as of September 30, 2013.

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

Quarter Ended September 30, 2013

(amounts in thousands, except share data and property counts)

Note 3.  Formation Transactions and Offering

On December 19, 2012, the Company completed the Offering and raised approximately $228,517 in net proceeds through the issuance of 13,250,000 common shares.  On January 7, 2013, the Company sold an additional 1,987,500 common shares and received net proceeds of approximately $34,388, inclusive of the May 2013 $125 stock award to the Company’s independent directors described in Note 5, which off-set the proceeds.

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

The owners of the membership interests of entities managed by Provident Real Estate Advisors LLC, or the Provident Entities, contributed their interests in the Provident Entities, which owned 881 single-family properties, to the Company as part of the Formation Transactions.  The contribution of the Provident Entities was considered an acquisition for accounting purposes, resulting in the assets and liabilities of the Provident Entities being recorded at their fair value of $118,492.  In consideration for their contribution, the owners of the Provident Entities received 6,092,995 shares of the newly formed entity’s common stock, valued at $18.50 per share, $5,263 in cash (a use of net proceeds from the Offering), and 27,459 common units in the Operating Partnership, valued at $18.50 per unit because the common units are redeemable for cash or, at the Company’s election, shares of Company common stock on a one-for-one basis, subject to applicable adjustments.  The allocations of the purchase price for the Provident Entities were made in accordance with the Company’s allocation policies. There was no allocation of fair value for above or below market in-place leases based on the short-term nature of the leases and stated rates approximating current rental rates.

Certain working capital adjustments have been finalized as of September 30, 2013.  Included in the condensed consolidated balance sheets within amounts due previous owners is a $844 payable and $202 receivable from the prior members of the Provident Entities as of September 30, 2013 and December 31, 2012, respectively, and $1,261 due to Two Harbors as of December 31, 2012.  The Company will finalize the Provident Entities working capital position after the first anniversary of the Formation Transactions.  There were no working capital adjustments with Two Harbors as of September 30, 2013.  Any future working capital adjustments related to Silver Bay Property will be reflected as an adjustment to additional paid in capital and working capital adjustments related to the Provident Entities will be reflected as a basis adjustment to the single-family properties acquired.

In addition, the Company is required to make payments of cash to both Two Harbors and the prior members of the Provident Entities as additional purchase price consideration in the Formation Transactions. The total amount to be paid to Two Harbors and prior members of the Provident Entities is equal to 50% of the advisory management fee payable to the Manager, as described in Note 8, during the first year after the Offering (before adjustment for any property management fees received by the Manager’s operating subsidiary), subject to an aggregate amount payable to Two Harbors of no more than $4,024.  These payments reduce the amount owed to the Manager on a dollar-for-dollar basis and thus have no net impact on expenditures of the Company. The amounts to be individually paid to Two Harbors and prior members of the Provident Entities are based upon the relative values they each provided as part of the Formation Transactions, which were approximately 73.6% and 26.4%, respectively. As a result, as of September 30, 2013, the Company has an estimated remaining liability of $2,342 as part of its Formation Transactions.  The additional cash payments are required to be made quarterly in conjunction with the payment of the advisory management fee.

During the three and nine months ended September 30, 2013, the Company recorded advisory management fee expense of $2,166 and $7,596 (see Note 8), of which $872 and $2,991 relates to the amortization of the deferred charges for the Two Harbors component of the fee and $312 and $1,071 relates to the Provident Entities component of the fee, respectively.  Based upon Two Harbors’ assets being recorded at carryover basis, the estimated liability related to Two Harbors of $1,729 has been recorded as a deferred charge and included in other assets on the condensed consolidated balance sheets and will be amortized as advisory management fee expense ratably each quarter.  The estimated liability related to the Provident Entities of $613 has been recorded as additional basis to the single-family residential real properties acquired from the Provident Entities. Because these payments will be funded by the Manager through the reduction of its advisory management fee, the Company has determined that the full recognition of advisory management fee expense would still need to be recorded and will record the portion related to payments to the prior members of the Provident Entities through the recognition of additional paid-in capital, which amounted to $312 and $1,071 for the three and nine months ended September 30, 2013, respectively.

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Quarter Ended September 30, 2013

(amounts in thousands, except share data and property counts)

Note 4.  Revolving Credit Facility

On May 10, 2013, the Company entered into a $200,000 revolving credit facility with a syndicate of banks.  The Company is able to draw up to 55% of the aggregate value of the eligible properties based on the lesser of (a) the third-party broker price opinion value or (b) the original purchase price plus certain renovation and other capitalized costs of the properties.  The revolving credit facility matures on May 10, 2016 and bears interest at a varying rate of the London Interbank Offered Rate, or LIBOR, plus 3.50% subject to a LIBOR floor of 0.5%.  The Company is also required to pay a monthly fee on the unused portion of the revolving credit facility at a rate of 0.5% per annum, which began to accrue 90 days following the closing of the revolving credit facility. The revolving credit facility may be used for the acquisition, financing, and renovation of properties and other general purposes. As of September 30, 2013, $144,734 was outstanding under the revolving credit facility and the weighted average interest rate for the three and nine months ended September 30, 2013 was 4.0%.

All amounts outstanding under the revolving credit facility are collateralized by the equity interests and assets of certain of the Company’s subsidiaries, or pledged subsidiaries. The amounts outstanding under the revolving credit facility and certain obligations contained therein are guaranteed by Silver Bay Realty Trust Corp. and the Operating Partnership only in the case of certain bad acts (including bankruptcy) and up to $20,000 for completion of certain property renovations, as outlined in the credit documents.

The pledged subsidiaries are separate legal entities, but continue to be reported in the Company’s consolidated financial statements.  As long as the revolving credit facility is outstanding, the assets of the pledged subsidiaries are not available to satisfy the other debts and obligations of the pledged subsidiaries or the Company.  However the Company is permitted to receive distributions from the pledged subsidiaries as long as the Company and the pledged subsidiaries are current with all payments and in compliance with all other obligations under the revolving credit facility.

The revolving credit facility does not contractually restrict the Company’s ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution.  The revolving credit facility requires the Company to meet certain quarterly financial tests pertaining to net worth, total liquidity, debt yield and debt service coverage ratios, as defined by the agreement.  The Company must maintain, as defined by the agreement, total liquidity of $25,000 and a net worth of at least $125,000, excluding assets of the borrowers, at all times.  As of September 30, 2013, the Company satisfied the total liquidity requirement through maintaining a balance in excess of $25,000 in cash and cash equivalents at the Company and the Operating Partnership.  The revolving credit facility also provides for the restriction of cash whereby the Company must set aside funds for payment of insurance, property taxes and certain property operating and maintenance expenses associated with properties in the pledged subsidiaries portfolios.  As of September 30, 2013, the Company has $12,645 included in escrow deposits associated with the required reserves.  The agreement also contains customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.

In connection with the revolving credit facility, the Manager’s operating subsidiary assigned the property management agreements it maintains with third parties to the Company. This means the Company will incur costs under those agreements in the future that are payable directly to the third parties as opposed to paying such amounts to the Manager’s operating subsidiary as reimbursement. The Manager’s operating subsidiary remains obligated to oversee and manage the performance of these property managers. The Company also entered into separate property management agreements with the Manager’s operating subsidiary covering the properties pledged as part of the revolving credit facility. Pursuant to these agreements, the Company pays a property management fee equal to 10% of collected rents, which reduces its reimbursement obligations by an equal amount thus resulting in no net impact to the amount the Company pays the Manager’s operating subsidiary for property management services.

The Company capitalizes interest for properties undergoing renovation activities.  Capitalized interest associated with the Company’s renovation activities totaled $542 and $837, respectively, for the three and nine months ended September 30, 2013.

Costs incurred in the placement of the Company’s debt are being amortized using the straight line method over the term of the related debt.  As of September 30, 2013, the Company has deferred financing costs of $3,485 in connection with its revolving credit facility, net of amortization.  Amortization expense for the three and nine months ended September 30, 2013 was $322 and $480 respectively and was recorded as interest expense in the accompanying consolidated statements of operations and comprehensive loss.

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Quarter Ended September 30, 2013

(amounts in thousands, except share data and property counts)

Interest Rate Cap Agreements

During the third quarter of 2013, the Company entered into interest rate cap agreements with an aggregate notional amount of $170,000, a LIBOR cap of 3.00%, and termination dates of May 10, 2016 at an aggregate purchase price of $533 to manage interest rate risk associated with its revolving credit facility.  The Company determined that the interest rate caps qualify for hedge accounting and, therefore, designated the derivatives as cash flow hedges with future changes in fair value recognized through other comprehensive loss.  Ineffectiveness is calculated as the amount by which the change in fair value of the derivatives exceeds the change in the fair value of the anticipated cash flows related to the revolving credit facility.

The fair value of the interest rate cap agreements is recorded within other assets and the effective portion of the change in fair value is reflected in accumulated other comprehensive loss in the condensed consolidated balance sheets.  Portions of the purchase prices of the interest rate cap agreements, representing the premiums paid to enter into the contracts, were capitalized as deferred financing costs and are being amortized using the straight line method over the terms of the related agreements.  The gains or losses on the interest rate cap agreements are recorded as interest expense in the condensed consolidated statement of operations and comprehensive loss in conjunction with the interest payments made in connection with the revolving credit facility.

As of September 30, 2013 the aggregate fair value of the Company’s interest rate cap agreements was $239 and was recorded in other assets.  For the three and nine months ended September 30, 2013, the Company did not recognize any gains or losses related to the interest rate cap agreements in earnings.

Note 5.  Equity Incentive Plan

On December 4, 2012 The Company adopted an equity incentive plan which provides incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel of the Company, the Manager and the Manager’s operating subsidiary.

On May 22, 2013, the Company awarded each of its independent directors an equity retainer in the form of an award of restricted stock with a fair market value of $50 through the issuance of 13,880 total shares.  This annual equity retainer for such independent directors will vest as to all of such shares on the earlier of (i) the one year anniversary of the date of grant or (ii) the date immediately preceding the date of the Company’s next annual meeting of stockholders, subject in each case, to the independent director’s continued service to the company through the vesting date.  On this date, the Company also awarded each independent director $25 in immediately vesting shares of the Company’s common stock, amounting to 6,940 total shares, in recognition of the additional work involved as independent directors of a new public company.

For the three and nine months ended September 30, 2013, inclusive of the impact of cash dividends, the Company recognized $62 and $301, respectively, of stock compensation expense in property management and $172 and $450, respectively, of stock compensation expense in general and administrative.  Additionally, the Company offset IPO proceeds of $125 as additional paid-in capital related to the shares issued to its independent directors for their additional work related to the Company’s initial public offering.

Note 6.  Stockholders’ Equity

Common Stock Dividends

The following table presents cash dividends declared by the Company on its common stock since its formation:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share
March 21, 2013	April 1, 2013	April 12, 2013	$0.01
June 20, 2013	July 1, 2013	July 12, 2013	0.01
September 19, 2013	October 1, 2013	October 11, 2013	0.01

Preferred Stock Dividends

The following table presents cash dividends declared by the Company on its 10% cumulative redeemable preferred stock since its formation:

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Quarter Ended September 30, 2013

(amounts in thousands, except share data and property counts)

Declaration Date	Payment Date	Cash Dividend per Share
March 21, 2013	April 12, 2013	$31.39
June 26, 2013	June 28, 2013	25.00
September 19, 2013	October 11, 2013	24.72

The March 21, 2013 dividend declaration included amounts relating to the period from the date of the Formation Transactions through April 12, 2013.

Share Repurchase Plan

On July 1, 2013, the Company’s Board of Directors authorized the Company to repurchase up to 2,500,000 shares of its common stock through a share repurchase program. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable U.S. Securities and Exchange Commission rules.  As of September 30, 2013, 500,000 shares had been repurchased by the Company under the program and retired for a total cost of $7,790, at an average purchase price of $15.58.

Note 7.  Earnings (Loss) Per Share

The following table presents a reconciliation of net loss and shares used in calculating basic and diluted earnings (loss) per share, or EPS, for the three and nine months ended September 30, 2013.  The Company has not calculated EPS for the comparable periods in 2012, as the Company did not have common stock outstanding until the Formation Transactions closed on December 19, 2012.

The following is a summary of the elements used in calculating basic and diluted EPS computations:

	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Net loss attributable to controlling interests	$(6,357)	$(19,476)
Preferred stock distributions	$(25)	$(75)
Net loss attributable to common stockholders	$(6,382)	$(19,551)
Basic and diluted weighted average common shares outstanding	39,095,200	39,198,239
Net loss per common share - Basic and Diluted	$(0.16)	$(0.50)

A total of 27,459 common units were outstanding at September 30, 2013, but have been excluded from the calculation of diluted EPS as their inclusion would not be dilutive.

Note 8.  Related Party Transactions

Advisory Management Agreement

In conjunction with the Formation Transactions, the Company and the Manager entered into a new advisory management agreement, whereby the Manager designs and implements the Company’s business strategy and administers its business activities and day-to-day operations, subject to oversight by the Company’s board of directors.  In exchange for these services, the Manager earns a fee equal to 1.5% per annum, or 0.375% per quarter, of the Company’s daily average fully diluted market capitalization, as defined by the agreement, calculated and payable quarterly in arrears. The fee is reduced for the 5% property management fee (described below) received by the Manager’s operating subsidiary or its affiliates under the property management and acquisition services agreement. The Company will also reimburse the Manager for all expenses incurred on its behalf or otherwise in connection with the operation of its business, other than compensation for the Chief Executive Officer and personnel providing data analytics directly supporting the investment function.  If the Manager provides services to a party other than the Company or one of its subsidiaries, a portion of these expenses will be allocated to and reimbursed by such other party in a fair and equitable manner as determined by the Manager in good faith. To date, the Manager has only provided services to the Company.

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Quarter Ended September 30, 2013

(amounts in thousands, except share data and property counts)

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

During the three and nine months ended September 30, 2013, the Company expensed $982 and $3,534 respectively, in advisory management fees payable to the Manager (net of the reduction for the 5% property management fee described below).  As outlined in Note 3, the Company is required to make certain payments to Two Harbors and the prior members of the Provident Entities based upon 50% of the advisory management fee earned by the Manager during the first year subsequent to the Offering (before adjustment for any property management fees received by the Manager’s operating subsidiary). The Manager has agreed to fund these payments through the forgiveness of an equal portion of the advisory management fee by the Company during the same period. The Company expensed $1,184 and $4,062, respectively, in advisory management fees payable to Two Harbors and the prior members of the Provident Entities during the three and nine months ended September 30, 2013, and applied such payables as a reduction to advisory management fees to Manager. The remaining portion of the advisory management fee for these periods have been accrued and reflected in amounts due to the Manager and affiliates on the condensed consolidated balance sheets.

Prior to the Formation Transactions, Two Harbors allocated certain advisory expenses related to its operations based on 1.5% of member’s equity on an annualized basis.  During the three and nine months ended September 30, 2012, the Company incurred Two Harbors advisory fees totaling $610 and $804, respectively, which are included in advisory management fee — affiliate in the condensed consolidated statements of operations and comprehensive loss.

The Company also reimbursed the Manager for certain general and administrative expenses, primarily related to employee compensation. Direct and allocated costs incurred by the Manager on behalf of the Company, totaled approximately $978 and $2,797, respectively, for the three and nine months ended September 30, 2013. As of September 30, 2013 and December 31, 2012, the Company owed $1,111 and $1,609, respectively, for these costs including reimbursed offering costs (at December 31, 2012) in equity, which is included in amounts due to the Manager and affiliates in the condensed consolidated balance sheets.

Prior to the Formation Transaction, Two Harbors allocated certain direct general and administrative expenses (primarily professional fees and travel costs) paid on behalf of the Company to external vendors. For the three and nine months ended September 30, 2012, the Company was allocated $126 and $285, respectively, in direct expenses.

Property Management and Acquisition Services Agreement

In conjunction with the Formation Transactions, the Company entered into a new property management and acquisition services agreement with the Manager’s operating subsidiary. Under this agreement, the Manager’s operating subsidiary will acquire additional single-family properties on the Company’s behalf and manages the properties owned by the Company in select markets. For these services, the Company reimburses the Manager’s operating subsidiary for all direct expenses incurred in the operation of its business, including the compensation of its employees. The Manager’s operating subsidiary also receives a property management fee equal to 5% of certain costs and expenses incurred by it in the operation of its business that are reimbursed by the Company. This 5% property management fee reduces the advisory management fee paid to the Manager.

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

During the three and nine months ended September 30, 2013, the Company incurred property management expense of $3,675 and $9,173, respectively.  This included direct expense reimbursements of $2,803 and $7,083, respectively, and the 5% property management fee of $202 and $529, respectively.  The remaining amounts in property management fees of approximately $670 and $1,561 for the three and nine months ended September 30, 2013, respectively, were incurred to reimburse our Manager’s operating subsidiary for expenses payable to third-party property managers or as payments due directly to third-party property managers. In addition, for the three and nine months ended September 30, 2013, the Company incurred charges with the Manager’s operating subsidiary of $1,209 and $3,852, respectively, in acquisitions and renovation fees which were capitalized as part of property acquisition and renovation costs, and $70 and $170, respectively, for leasing services, which are reflected as other assets and are being amortized over the life of the leases (typically one year or less).  As of September 30, 2013 and December 31, 2012, the Company

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Quarter Ended September 30, 2013

(amounts in thousands, except share data and property counts)

owed $4,890 and $994 respectively for these services which are included in amounts due to the manager and affiliates on the condensed consolidated balance sheets.

Prior to the Formation Transactions, Two Harbors paid property management and acquisition service fees based on the number of homes acquired, leased and renovated in addition to a fee based on monthly rental income. Pursuant to these agreements, for the three and nine months ended September 30, 2012 the Company incurred $1,583 and $2,583, respectively, in acquisition and renovation fees which were capitalized as part of property acquisition and renovation costs, $90 and $127, respectively, for leasing services, which are deferred and amortized over the life of the leases (typically one year or less) and $35 and $41, respectively, for property management, which are included in property management on the condensed consolidated statements of operations and comprehensive loss.

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

Recurring Fair Value

The Company uses interest rate cap agreements to manage its exposure to interest rate risk, which are considered Level 2 instruments.  Interest rate cap derivatives are valued based on market quotes of comparable instruments.

Fair Value of Financial Instruments

In accordance with ASC 820, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the condensed consolidated balance sheets, for which fair value can be estimated.  The following describes the Company’s methods for estimating the fair value for financial instruments. Descriptions are not provided for those items that have zero balances as of September 30, 2013.

•                  Cash and cash equivalents, escrow deposits, resident security deposits, resident rent receivable (included in other assets), accounts payable and accrued property expenses, amounts due to the manager and affiliates, and amounts due previous owners have carrying values which approximate fair value because of the short-term nature of these instruments.  The Company categorizes the fair value measurement of these assets and liabilities as Level 1.

•                  The Company’s revolving credit facility has a floating interest rate based on an index plus a spread and the credit spread is consistent with those demanded in the market. Accordingly, the interest rate on this borrowing is at market and thus the carrying value of the debt approximates fair value. The Company categorizes the fair value measurement of this liability as Level 2.

•                  The Company’s preferred stock had a fair value which approximates its liquidation value at September 30, 2013.  The Company categorizes the fair value measurement of this instrument as Level 2.

Nonrecurring Fair Value

For long-lived assets to be disposed of, an impairment loss is recognized when the estimated fair value of the asset, less the estimated cost to sell, is less than the carrying amount of the asset at the time the Company has determined to sell the asset.  Assets held for sale are valued based on comparable sales data, less estimates of third-party broker commissions, which are gathered from the markets. These impairment measurements constitute nonrecurring fair value measures under ASC 820 and the inputs are characterized as Level 2.

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Quarter Ended September 30, 2013

(amounts in thousands, except share data and property counts)

Note 10.  Commitments and Contingencies

Concentrations

As of September 30, 2013, approximately 60% of the Company’s properties were located in Phoenix, AZ, Tampa, FL, and Atlanta, GA, which exposes the Company to greater economic risks than if owned on a more geographically dispersed portfolio.

Purchase Obligations

As of September 30, 2013, for properties acquired through individual broker transactions which involve submitting a purchase offer, the Company had offers accepted to purchase residential properties for an aggregate amount of $3,659.  However, not all of these properties are certain to be acquired because properties may fall out of escrow through the closing process for various reasons.

Note 11.  Subsequent Events

Events subsequent to September 30, 2013 were evaluated through the date these financial statements were issued and no events were identified requiring further disclosure in these condensed consolidated financial statements.

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

Overview

We are an externally-managed Maryland corporation focused on the acquisition, renovation, leasing, and management of single-family properties in selected markets in the United States. Our principal financial objective is to generate attractive risk-adjusted returns for our stockholders over the long term, primarily through dividends and secondarily through capital appreciation. We generate virtually all of our revenue by leasing our portfolio of single-family properties. As of September 30, 2013 we owned 5,575 single-family properties in Arizona, California, Florida, Georgia, Nevada, North Carolina, Ohio and Texas, excluding properties held for sale.

Silver Bay Realty Trust Corp. was incorporated in Maryland in June 2012. Silver Bay Realty Trust Corp. conducts its business and owns all of its properties through Silver Bay Operating Partnership L.P., or the Operating Partnership. Silver Bay Realty Trust Corp.’s wholly owned subsidiary, or the General Partner, is the sole general partner of the Operating Partnership. Silver Bay Realty Trust Corp. has no material assets or liabilities other than its investment in the Operating Partnership. As of September 30, 2013, Silver Bay Realty Trust Corp. owned, through a combination of direct and indirect interests, 99.9% of the partnership interests in the Operating Partnership.

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

We are externally managed by PRCM Real Estate Advisers LLC, or our Manager. We rely on our Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business as we have no employees of our own. Our Manager is a joint venture of an affiliate of Pine River Capital Management L.P., or Pine River, and Provident Real Estate Advisors LLC, or Provident. Our Manager and its operating subsidiary together provide us with a suite of investment, acquisition, project management, and property management services, utilizing the combined expertise of Pine River and Provident.

In connection with our initial public offering in December 2012, we completed a series of contribution and merger transactions, or the Formation Transactions, through which we acquired an initial portfolio, or our Initial Portfolio, of more than 3,300 single-family properties from Two Harbors Investment Corp., or Two Harbors, and the owners of the membership interests of entities managed by Provident, or the Provident Entities. Acquisition of Two Harbors Property Investment LLC (now known as Silver Bay Property Investment LLC), or Silver Bay Property or our Predecessor, accounted for more than 2,400 properties in our Initial Portfolio. Silver Bay Property began acquiring this portfolio of single-family properties in the first quarter of 2012. The acquisition of the Provident Entities accounted for 881 properties in our Initial Portfolio.  Provident began acquiring, renovating, managing, and overseeing the leasing of these single-family properties in 2009, acquiring properties in Arizona, Florida, Georgia, and Nevada through the Provident Entities, five private limited liability companies for which Provident served as the managing member.

Property Portfolio

Our real estate investments consist of single-family properties in selected markets. A significant portion of the properties we own are still in the process of being possessed, renovated, marketed, and leased for the first time. As of September 30, 2013, we owned 5,575 single-family properties, excluding properties held for sale, in the following markets:

Market	Number of Properties (1)	Aggregate Cost Basis (2) (thousands)	Average Cost Basis Per Property (thousands)	Average Age (in years) (3)	Average Square Footage	Number of Leased Properties	Number of Vacant Properties (4)	Average Monthly Rent for Leased Properties (5)
Phoenix	1,427	$198,839	$139	24.2	1,636	1,275	152	$1,033
Atlanta	969	117,487	121	16.8	2,023	746	223	1,193
Tampa	926	128,300	139	23.6	1,656	853	73	1,208
Northern CA (6)	384	71,665	187	44.4	1,401	356	28	1,488
Las Vegas	290	40,901	141	16.7	1,719	277	13	1,153
Columbus	284	25,204	89	35.6	1,417	98	186	979
Orlando	214	31,536	147	24.8	1,684	164	50	1,254
Tucson	208	16,898	81	39.9	1,330	195	13	828
Dallas	205	25,201	123	20.4	1,643	147	58	1,255
Southern CA (7)	156	23,218	149	43.0	1,346	141	15	1,146
Southeast FL (8)	154	29,668	193	33.7	1,708	69	85	1,787
Charlotte	130	16,783	129	11.8	1,980	103	27	1,170
Jacksonville	125	16,081	129	30.7	1,575	44	81	1,079
Houston	103	10,597	103	29.8	1,698	53	50	1,181
Totals	5,575	$752,378	$135	25.6	1,676	4,521	1,054	$1,161

(1)                   Total properties exclude properties held for sale or sold by our TRS and any properties acquired in previous periods in sales that have been subsequently rescinded or vacated.

(2)                   Aggregate cost includes all capitalized costs, determined in accordance with GAAP, incurred through September 30, 2013 for the acquisition, stabilization, and significant post-stabilization renovation of properties, including land, building, possession costs and renovation costs.  Aggregate cost does not include accumulated depreciation.

(3)                   As of September 30, 2013, approximately 19% of our properties were less than 10 years old, 26 % were between 10 and 20 years old, 18 % were between 20 and 30 years old, 17% were between 30 and 40 years old, 9 % were between 40 and 50 years old, and 11% were more than 50 years old.

(4)                   Total number of vacant properties includes properties in the process of stabilization as well as those available for lease.

(5)                   Average monthly rent for leased properties was calculated as the average of the contracted monthly rent for all leased properties as of September 30, 2013 and reflects rent concessions amortized over the life of the related lease.

(6)                   Northern California market currently consists of Contra Costa, Napa and Solano counties.

(7)                   Southern California market currently consists of Riverside and San Bernardino counties.

(8)                   Southeast Florida market currently consists of Miami-Dade, Broward and Palm Beach counties.

Recent Highlights of 2013

Overall portfolio occupancy increased to 81.1% at September 30, 2013 from 64.8% at June 30, 2013 and revenue increased 35.2% on a sequential quarter basis to $14.5 million in the third quarter of 2013.  We completed renovations on approximately 1,005 properties and increased our leased properties by 911 properties (net of move-outs) during the third quarter of 2013, reflecting the declining number of properties requiring renovation or initial leasing as a result of our current portfolio of properties approaching full stabilization. As of September 30, 2013 we owned 4,776 stabilized properties in our portfolio with an occupancy rate of 94.7% at an average monthly rent of $1,161.

We had $53.5 million in cash and cash equivalents at September 30, 2013 and had drawn down $144.7 million under our revolving credit facility.

During the third quarter of 2013, we repurchased 500,000 shares of common stock under our share repurchase program at a total cost of $7.8 million.

Factors Likely to Affect Silver Bay Results of Operations

Our results of operations and financial condition will be affected by numerous factors, many of which are beyond our control. The key factors we expect to impact our results of operations and financial condition include our pace and costs of acquisitions, the time and costs required to stabilize a newly acquired property and convert the same to rental use, the age of our properties, rental rates, the varying costs of internal and external property management, occupancy levels, rates of resident turnover, home price appreciation, changes in homeownership rates, changes in homeowners’ association fees and real estate taxes, our expense ratios and our capital structure.

Industry and Market Outlook

The housing market environment in our markets remains attractive for single-family property acquisitions and rentals. Housing prices across all of our core markets have appreciated over the past year. In the third quarter of 2013, housing price increases continued in all our markets. As seen in the following table, each of our current markets experienced at least 3% home price appreciation during the three months ended August 31, 2013. Despite these gains, we believe housing in our markets of Arizona, Florida, Georgia, and Dallas, Texas continues to provide attractive acquisition opportunities and remains inexpensive relative to replacement cost and affordability metrics, and we expect to focus new acquisitions in these markets in the near term.

MSA Home Price Appreciation (“HPA”)(1)

Source: Corelogic as of August 2013

Market	HPA (Peak to Trough)(2)	HPA (Peak to Current)	HPA (Prior 12 months)	HPA (Prior 3 months)
Phoenix, AZ	-53%	-33%	18%	5%
Tucson, AZ	-43%	-32%	9%	4%
Northern CA(3)	-60%	-45%	29%	10%
Southern CA(4)	-53%	-38%	23%	8%
Jacksonville, FL	-40%	-29%	11%	4%
Orlando, FL	-55%	-40%	16%	7%
Southeast FL(5)	-53%	-40%	14%	6%
Tampa, FL	-48%	-36%	13%	6%
Atlanta, GA	-34%	-14%	17%	6%
Charlotte, NC	-17%	-4%	8%	3%
Las Vegas, NV	-60%	-44%	27%	7%
Columbus, OH	-18%	-8%	3%	5%
Dallas, TX	-14%	1%	10%	3%
Houston, TX	-13%	5%	11%	3%
National	-33%	-17%	12%	4%

(1)         “MSA” means Metropolitan Statistical Areas, which is generally defined as one or more adjacent counties or county equivalents that have at least one urban core area of at least a 50,000-person population, plus adjacent territory that has a high degree of social and economic integration with the core as measured by commuting ties.

(2)         Peak refers to highest historical home prices in a particular market prior to the start of the housing recovery. Trough refers to lowest home prices in a particular market since the peak.

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

Acquisitions

Our Manager’s ability to identify and acquire single-family properties that meet our investment criteria will be affected by home prices in our markets, the inventory of properties available through our acquisition channels, competition for our target assets, and our capital available for investment. We acquired 59 properties in the three months ended September 30, 2013. This substantial decrease from previous quarters reflects a continuation of the slowdown that began in the second quarter of 2013, which resulted in our temporarily pausing new acquisitions to continue our focus on renovating and leasing our existing inventory. We began purchasing again at the end of the quarter in certain key markets and expect continued acquisitions in the fourth quarter of 2013. However, because we are nearing full deployment of currently available capital, in the absence of additional debt or equity capital, our pace of acquisitions will remain limited.

Stabilization, Renovation and Leasing

As of September 30, 2013, a portion of the properties in our portfolio were not yet generating rental income.  Before an acquired property becomes an income producing asset, we must possess, renovate, market and lease the property.  We refer to this process as property stabilization. We consider a property stabilized at the earlier of (i) its first authorized occupancy or (ii) 90 days after the renovations for such property are complete regardless of whether the property is leased. Properties acquired with in-place leases are considered stabilized even though such properties may require future renovation to meet our standards and may have existing residents who would not otherwise meet our resident screening requirements.

We stabilized 972 properties in the three months ended September 30, 2013, a decrease from the number of properties stabilized in the prior quarter that resulted primarily from our nearing full stabilization of our existing portfolio. We also completed renovations on approximately 1,005 properties and increased our leased properties by 911 properties (net of move-outs), reflecting a decrease in the growth rate of our aggregate leased properties. This decrease reflects the declining number of properties requiring renovation or initial leasing as a result of our current portfolio of properties approaching full stabilization.

The typical stabilization period for our properties has ranged from three to six months depending on the factors discussed above. Through September 30, 2013, 53.9% of our properties (including those acquired by our Predecessor but excluding the properties acquired from the Provident Entities) had been stabilized within six months of acquisition.  The average time to stabilization for our properties on a portfolio basis was 141 days and the average time to stabilization for properties stabilized in the third quarter of 2013 was 174 days, each increasing from the comparable average stabilization times as of June 30, 2013. This increased stabilization time on a sequential quarter basis and the higher quarterly average as compared to the portfolio average are each a function of our historic acquisition activity outpacing our historic renovation and leasing activity during our ramp-up, which resulted in our stabilizing longer held properties in the third quarter of 2013 as compared to the second quarter. Of the properties stabilized in the third quarter of 2013, the average time from acquisition to completion of renovation was 136 days and the average time from the completion of renovation until the lease effective date was 39 days compared to averages of 102 days and 43 days, respectively, for properties stabilized in the second quarter of 2013. The sequential quarter increase in the average time from acquisition to completion of renovation is attributable to the same factor that caused our average stabilization time to increase in sequential quarters as described above.

The sum of the average time from acquisition to completion of renovation and the average time from completion of renovation to lease (175 days) differs from the average time to stabilization (174 days) because stabilized properties includes properties where renovations have been completed for at least 90 days even though they have not yet been leased and this cohort of properties had a shorter average time from acquisition to completion of renovation.

The following table summarizes our stabilized properties and those owned six months or longer as of September 30, 2013:

	Stabilized Properties					Properties Owned at Least Six Months
Market	Number of Stabilized Properties	Properties Leased	Properties Vacant	Occupancy Rate	Average Monthly Rent for Leased Stabilized Properties (1)	Properties Owned 6 Months or Longer	Properties Leased	Properties Vacant	Occupancy Rate	Average Monthly Rent for Properties Owned at Least Six Months (2)
Phoenix	1,372	1,275	97	92.9%	$1,033	1,274	1,171	103	91.9%	$1,036
Atlanta	811	746	65	92.0%	1,193	773	688	85	89.0%	1,199
Tampa	870	853	17	98.0%	1,208	891	821	70	92.1%	1,211
Northern CA	373	356	17	95.4%	1,488	344	327	17	95.1%	1,486
Las Vegas	281	277	4	98.6%	1,153	277	268	9	96.8%	1,154
Columbus	107	98	9	91.6%	979	94	37	57	39.4%	1,080
Orlando	167	164	3	98.2%	1,254	132	127	5	96.2%	1,275
Tucson	202	195	7	96.5%	828	202	191	11	94.6%	828
Dallas	158	147	11	93.0%	1,255	98	80	18	81.6%	1,270
Southern CA	147	141	6	95.9%	1,146	156	141	15	90.4%	1,146
Southeast FL	74	69	5	93.2%	1,787	108	43	65	39.8%	1,743
Charlotte	110	103	7	93.6%	1,170	103	89	14	86.4%	1,185
Jacksonville	47	44	3	93.6%	1,079	51	22	29	43.1%	1,011
Houston	57	53	4	93.0%	1,181	33	22	11	66.7%	1,191
Totals	4,776	4,521	255	94.7%	$1,161	4,536	4,027	509	88.8%	$1,162

(1)       Average monthly rent for leased stabilized properties was calculated as the average of the contracted monthly rent for all stabilized leased properties as of September 30, 2013 and reflects rent concessions amortized over the life of the related lease.

(2)       Average monthly rent for properties owned at least six months was calculated as the average of the contracted monthly rent for all properties owned at least six months as of September 30, 2013 and reflects rent concessions amortized over the life of the related lease.

Stabilized occupancy increased slightly to 94.7% as of September 30, 2013 as compared to 94.3% as of June 30, 2013 as a result of leasing activity maintaining pace with initial renovation activity and resident turnover. Occupancy of properties owned six months or longer increased slightly from 87.2% as of June 30, 2013 to 88.8% as of September 30, 2013 as a result of third quarter renovation and leasing activity keeping pace and exceeding historical acquisition activity.

In the quarter ended September 30, 2013, 271 properties turned over. This turnover number includes move-outs, evictions and lease breaks on our stabilized portfolio but excludes evictions of unauthorized residents at time of acquisition. Quarterly turnover for the three months ended September 30, 2013 was 5.7%. Quarterly turnover represents the number of properties turned over in the period divided by the number of properties in stabilized status during the period (i.e. 4,776 properties for the three months ended September 30, 2013). We believe that our turnover rate is not indicative of future results on a stabilized portfolio and that the turnover rate will be higher in future periods because the large number of recently-leased and stabilized properties in our current portfolio results in a disproportionately small number of properties with expiring leases and thus lower potential turnover attributable to resident move-out. The total number of properties with lease expirations in the three months ended September 30, 2013 was 675, including properties with month-to-month occupancy in the period. Of these properties, 163 properties turned over (implying a 24.1% turnover rate), including 38 evictions or early move outs and 125 end-of-lease move outs.

Results of Operations

We earn revenue primarily from rents collected from residents under lease agreements for our properties. The key drivers of revenue (aside from portfolio growth) are rental and occupancy rates.  Our revenue may be affected by macroeconomic, local and property level factors, including market conditions, seasonality, resident defaults or vacancies, timing of renovation activities and occupancy of properties and timing to re-lease vacant properties. We acquired our Predecessor upon consummation of the Formation Transactions, and our operations represent the continuation of our Predecessor. Comparisons to the 2012 periods presented in our financial statements are not generally meaningful as our Predecessor did not have substantial operations through September 30, 2012.

Operating expenses associated with the operations of our residential properties primarily include property insurance, utilities and landscape maintenance (once market ready until leased), bad debts, repairs and maintenance, real estate taxes and homeowners’ association fees. Our residential properties are managed by our Manager’s operating subsidiary or third-party property management companies. As our properties are placed in service, we record depreciation and amortization expense on a straight-line basis over the estimated useful life of the related assets.

Expenses associated with the overall operation of our business consist primarily of advisory management fees, general and administrative costs, and interest expense.  Because we have no employees, we rely on our Manager to oversee our operations.  Our general and administrative expenses primarily consist of reimbursed compensation and certain public company expenses.

The following are our results of operations (unaudited) for the three months ended September 30, 2013 and 2012 and June 30, 2013 along with the nine months ended September 30, 2013 and 2012:

						Sequential Quarter Comparison
Income Statement Data (unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended June 30,	Three Months Ended September 30, 2013 vs June 30, 2013
(amounts in thousands except share data)	2013	2012	2013	2012	2013	$ Change	% Change
Revenue:
Rental income	$13,923	$726	$31,544	$811	$10,325	$3,598	34.85%
Other income	563	20	1,340	22	392	171	43.62%
Total revenue	14,486	746	32,884	833	10,717	3,769	35.17%

Expenses:
Property operating and maintenance	4,280	638	8,624	774	2,541	1,739	68.44%
Real estate taxes	1,761	406	4,893	526	1,712	49	2.86%
Homeowners’ association fees	286	155	847	162	280	6	2.14%
Property management	3,675	55	9,173	64	3,067	608	19.82%
Depreciation and amortization	5,683	449	14,061	481	4,961	722	14.55%
Advisory management fee - affiliates	2,166	610	7,596	804	2,578	(412)	(15.98)%
General and administrative	1,866	103	5,343	296	1,949	(83)	(4.26)%
Interest expense	989	—	1,147	—	158	831	525.95%
Other	142	2	690	2	217	(75)	(34.56)%
Total expenses	20,848	2,418	52,374	3,109	17,463	3,385	19.38%
Net loss	(6,362)	(1,672)	(19,490)	(2,276)	(6,746)	384	(5.69)%

Net loss attributable to noncontrolling interests - Operating Partnership	5	—	14	—	4	1	25.00%
Net loss attributable to controlling interests	(6,357)	—	(19,476)		(6,742)	385	(5.71)%
Preferred stock distributions	(25)	—	(75)	—	(25)	—	—
Net loss attributable to common stockholders	$(6,382)	$—	$(19,551)	$—	$(6,767)	$385	(5.69)%

Loss per share - basic and diluted
Net loss attributable to common shares	$(0.16)	$—	$(0.50)	$—	$(0.18)	$0.02	(11.11)%
Weighted average common shares outstanding	39,095,200	—	39,198,239	—	39,318,318	(223,118)	(0.57)%

Comprehensive loss:
Net loss	$(6,362)	$(1,672)	$(19,490)	$(2,276)	$(6,746)	384	(5.69)%
Other comprehensive loss:
Change in fair value of interest rate cap derivatives	(243)	—	(243)	—	—	(243)	—
Other comprenhensive loss	$(243)	$—	$(243)	$—	$—	$(243)	—
Comprehensive loss	(6,605)	(1,672)	(19,733)	(2,276)	(6,746)	141	(2.09)%
Less comprehensive loss attributable to noncontrolling interests - Operating Partnership	5	—	14	—	4	1	25.00%
Comprehensive loss attributable to controlling interests	$(6,600)	$(1,672)	$(19,719)	$(2,276)	$(6,742)	$142	(2.11)%

Revenue

Total revenue increased $3.8 million, or 35.2%, in the third quarter of 2013 on a sequential quarter basis. Total revenue increased $13.7 million and $32.1 million for the three and nine months ended September 30, 2013, respectively, over the prior year periods. These increases are due primarily to the increase in the number of properties leased in the three and nine months ended September 30, 2013 as compared to prior periods. Our Predecessor did not have substantial operations through September 30, 2012 as it had only begun purchasing properties in February 2012.  We owned 4,521 leased properties as of September 30, 2013 as compared to 3,610 and 380 leased properties as of June 30, 2013 and September 30, 2012, respectively.   We achieved an average monthly rent for leased properties in our total portfolio of $1,161 and $1,148, respectively, in the third and second quarters of 2013.  The increase in the average monthly rent on a sequential quarter basis was primarily due to changes in portfolio mix. Throughout our lease-up phase, we made the strategic decision not to pursue significant rental increases on lease renewal in order to reduce potential turnover. As we near the end of our lease-up phase, we have begun pursuing more aggressive renewal increases and expect this strategy to have a more significant effect starting towards the end of the fourth quarter.

Expenses

Property Operating and Maintenance Expenses.  Property operating and maintenance expenses increased $1.7 million, or 68.4%, in the third quarter of 2013 on a sequential quarter basis and increased $3.6 million and $7.9 million for the three and nine months ended September 30, 2013, respectively, over the prior year periods.  Included in property operating and maintenance expenses are property insurance, bad debt, utilities and landscape maintenance on market ready properties not leased, repairs and maintenance on leased properties, and expenses associated with resident turnover.  The increase in this expense on a sequential quarter basis is largely attributable to the higher base of leased properties, an increase in the number of properties with resident turnover, and higher levels of repairs and maintenance and market ready expenses. We believe a portion of our property operating and maintenance expenses will decline as a percentage of revenue over time.  For example, certain repair needs, especially for HVAC and plumbing issues do not manifest until a resident begins living in a property. We believe these types of repairs and maintenance will normalize at reduced levels once our properties have been lived in for a period of time.  Additionally, we expect our market-ready costs related to utilities and landscaping to decline in markets where we have normalized levels of occupancy because our incurrence of these costs on turnover should be for a shorter duration and on fewer properties than during our initial stabilization phase. Increases in these expenses from prior year periods are attributable to the significant increase in the number of properties owned in the three and nine months ended September 30, 2013 as compared to prior year periods.

Real Estate Taxes and Homeowners’ Association Fees.  Real estate taxes and homeowners’ association fees are expensed once a property is market ready.  Real estate taxes increased $49,000, or 2.9%, in the third quarter of 2013 on a sequential quarter basis and increased $1.4 million and $4.4 million for the three and nine months ended September 30, 2013, respectively, over the prior year periods. The increases in real estate taxes are attributable to the increase in the number of properties owned and in-service in the three and nine months ended September 30, 2013 as compared to prior periods.  Homeowners’ association fees were flat in the third quarter of 2013 on a sequential quarter basis as substantially all properties located within homeowners’ associations were placed in-service by the second quarter of 2013.  Homeowners’ association fees increases of $131,000 and $685,000 for the three and nine months ended September 30, 2013, respectively, over the prior year periods were primarily attributable to the increases in the number of properties owned and placed into service.

Property Management.  We utilize a hybrid approach for property management, using our Manager’s operating subsidiary’s internal teams in Phoenix, Atlanta and Southeast Florida (representing approximately half of our properties owned) and using third parties in our other markets.

Expenses incurred for property management increased $608,000, or 19.8%, in the third quarter of 2013 on a sequential quarter basis and increased $3.6 million and $9.1 million for the three and nine months ended September 30, 2013, respectively, over the prior year periods. The sequential quarter increase in property management expenses was primarily due to a higher base of leased properties, and the associated increase in third-party fees of $157,000, an increase of $310,000 in acquisition team costs that could not be capitalized due to our reduced acquisition pace, and the cost drag related to the startup of our Southeast Florida internal office.   Additionally, included in property management for the third quarter is $410,000 of non-recurring software implementation costs related to a new property management system.   The increases in property management in the three and nine months ended September 30, 2013 compared to a year ago period were due to the same reasons as for the sequential quarter along with a change in the payment arrangement for property management services with our Manager’s operating subsidiary, which differs from our Predecessor’s prior arrangement of only paying property management fees based upon a percentage of rental income collected in the prior periods. Of the $3.7 million and $9.2 million in property management expenses incurred in the three and nine months ended September 30, 2013, approximately $3.0 million and $7.6 million were attributable to amounts owing to our Manager or Manager’s operating subsidiary for the following: the 5% property management fee described below, reimbursement of the costs of providing property management services in the markets it manages internally, and reimbursement of the costs of providing asset management and regional market oversight functions over both internal and third-party managed markets. The property management fees incurred in the three and nine months ended September 30, 2013 related to our Manager’s internal property management teams as a proportion of revenue for the period are not representative of a steady-state portfolio because of the need for a larger leasing infrastructure in our ramp up mode, because of certain non-recurring costs related to our property management software system implementation, and because our Manager’s existing oversight and internal property management infrastructure has capacity to support more leased and stabilized properties. We expect our leverage of the internal property management cost structure to improve as we reach steady-state operations and as we streamline our leasing operations.

Rather than compensating our Manager’s operating subsidiary with commissions or fees based on rental income, we reimburse all costs and expenses of our Manager’s operating subsidiary incurred on our behalf, including the compensation of its property management, project management and acquisition staff and related overhead, such as property management system costs.  In addition to these costs, we pay a property management fee to our Manager’s operating subsidiary equal to 5% of certain compensation and overhead costs incurred as a result of providing services to us, which reduces the amount of the advisory management fee paid to our Manager by the same amount. As a result of the pass-through arrangement under the property management and acquisition services agreement, the costs related to the property management, project management and acquisition services provided in the markets where our Manager’s operating subsidiary uses an internal team are largely tied to the compensation and related overhead of our Manager’s operating subsidiary’s property management and acquisitions staff as opposed to a fee based upon rented properties.

In addition to the $3.0 million and $7.6 million incurred for our Manager’s property management services in the three and nine months ended September 30, 2013, respectively, we incurred charges with the Manager’s operating subsidiary of $1.2 million and $3.9 million, respectively, in acquisition and project management fees related to renovation which were capitalized as part of property acquisition and renovation costs, and $70,000 and $170,000 for leasing services, respectively, which are reflected as other assets and are being amortized over the life of the related leases (typically one year).

The remaining amounts in property management fees of approximately $670,000 and $1.6 million for the three months and nine months ended September 30, 2013, respectively, were incurred to reimburse our Manager’s operating subsidiary for expenses payable to third-party property managers or as payments due directly to third-party property managers. This sequential quarter increase in third-party property management fees is attributable to the increase in rental income on properties managed by third parties during the three months ended September 30, 2013 as compared to the prior quarter.  Property management and acquisition fees in markets where we use third parties to perform services are based on our contractual arrangements with these third parties, which generally have one-year terms with month-to-month renewals.  Certain third parties providing acquisition services are paid a commission based upon properties acquired on our behalf.  Third-party property management arrangements include fees based on a percentage of rental income and other fees collected from our residents and, in some cases, fees for renovation oversight and leasing activities.

Depreciation and Amortization.  Depreciation and amortization includes depreciation on real estate assets placed in-service and amortization of deferred lease fees and in-place leases.  Depreciation and amortization increased $722,000, or 14.6%, on a sequential quarter basis, primarily as a result of the increased number of properties being depreciated in the third quarter of 2013.  Depreciation and amortization increased $5.2 million and $13.6 million, respectively, for the three and nine months ended September 30, 2013 over the prior year periods, primarily as a result of the increased number of properties placed in service and amortization of the Provident in-place leases acquired in the Formation Transactions.   We expect depreciation expense will increase in future periods as we continue to acquire additional properties and place them into service, while we expect amortization expense to decrease in future periods as the Provident in-place leases will fully amortize by the end of 2013.

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

As part of the Formation Transactions, we are required to make payments of cash to both Two Harbors and the prior members of the Provident Entities as additional purchase price consideration.  The total amount to be paid to Two Harbors and the prior members of the Provident Entities is equal to 50% of the advisory management fee payable to the Manager during the first year after our initial public offering (before adjustment for the 5% property management fees received by our Manager’s operating subsidiary), subject to an aggregate amount payable to Two Harbors of no more than $4.0 million. The cash payments are required to be made quarterly in conjunction with the payment of the advisory management fee and reduce the amounts payable to our Manager by the same amount, thus the payments do not have a net impact on our obligations.  The amounts to be individually paid to Two Harbors and prior members of the Provident Entities is based upon the relative values they each provided as part of the Formation Transactions, which were approximately 73.6% and 26.4% respectively.  Advisory management fees, net of the 5% property management fee described above, decreased $412,000, or 16.0%, in the third quarter of 2013 on a sequential quarter basis as a result of a decline in our average fully diluted market capitalization due to the decline in our stock price in the third quarter of 2013.

During the three months ended September 30, 2013, we expensed $2.2 million in advisory management fees, net of the 5% property management fee.  This included $312,000 and $872,000, respectively, in advisory management fees to prior members of the Provident Entities and Two Harbors, as additional consideration, and $982,000 in advisory management fees to our Manager.

During the nine months ended September 30, 2013, we expensed $7.6 million in advisory management fees, net of the 5% property management fee. This included $1.1 million and $3.0 million, respectively, in advisory management fees to prior members of the Provident Entities and Two Harbors, as additional consideration, and $3.5 million in advisory management fees to our Manager.

Prior to the Formation Transactions, advisory management fees incurred by our Predecessor in the three and nine months ended September 30, 2012 were allocated from Two Harbors to our Predecessor based on 1.5% of contributed capital on an annualized basis and are not generally comparable to the advisory management fees incurred by us in the three and nine months ended September 30, 2013.   Advisory management fees paid by our Predecessor were $610,000 and $804,000, respectively, for the three and nine months ended September 30, 2012.

General and Administrative Expense.   General and administrative costs include those costs related to being a public company and costs incurred under the management agreement with our Manager. Under the management agreement, we pay all costs and expenses of our Manager incurred in the operation of its business, including all costs and expenses of running the company, all compensation costs (other than for our Chief Executive Officer and personnel providing data analytics directly supporting the investment function), and all costs under the shared services and facilities agreement between our Manager and Pine River. General and administrative expense decreased $83,000, or 4.3%, in the third quarter of 2013 on a sequential quarter basis as a result of a decline in certain public company costs due to timing and a reduction in certain consulting fees, offset by $200,000 in certain non-recurring legal and professional fees. General and administrative expense increased $1.8 million and $5.0 million for the three and nine months ended September 30, 2013, respectively, over the prior year periods as a result of increased reimbursement obligations to our Manager for compensation and other expenses in addition to increased public company expenses and professional fees.  Prior to the Formation Transaction, Two Harbors allocated certain direct general and administrative expenses (primarily professional fees and travel costs) to the Company.  General and administrative expenses incurred by our Predecessor prior to our Formation are not generally comparable to those we incur today.

Interest Expense.  Interest expense includes interest incurred on the outstanding balance of our revolving credit facility, an unused line fee on the undrawn amount of the revolving credit facility, and amortization of deferred financing fees, net of certain amounts capitalized for properties undergoing renovation activities.  Interest expense increased $831,000 or five-fold on a sequential quarter basis as a result of the increase in the amounts outstanding on the revolving credit facility.  The revolving credit facility was executed in late May 2013 and our Predecessor had no interest expense because it had no debt.

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

Depreciation of Investments in Real Estate

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

Our liquidity and capital resources as of September 30, 2013 consisted of cash and cash equivalents of $53.5 million, escrow deposits of $22.7 million, and $55.3 million available under our revolving credit facility.  Escrow deposits primarily include refundable and non-refundable cash and earnest money on deposit with the Operating Partnership and certain third-party property managers for property purchases and renovation costs and at times monies held with certain municipalities for property purchases, and earnest money deposits.   Escrow deposits also include cash held in reserve at financial institutions, as required by our revolving credit facility. The Company had $12.6 million in cash reserves relating to the revolving credit facility as of September 30, 2013.  As of September 30, 2013, for properties acquired through individual broker transactions that involve submitting a purchase offer, we had offers accepted to purchase residential properties for an aggregate amount of $3.7 million, however not all of these properties are certain to be acquired because certain properties may fall out of escrow through the closing process for various reasons.

We believe the cash flows from operations together with current cash and cash equivalents and funds available under our revolving credit facility will be sufficient to fund the anticipated needs of our operations and fund any existing contractual obligations to purchase properties and renovate our portfolio of properties in 2013.  We may also opportunistically utilize the capital markets to raise additional capital and may incur additional debt in the future.

Revolving Credit Facility

Certain of our subsidiaries currently have a $200.0 million revolving credit facility with Bank of America, National Association and JPMorgan Chase Bank, National Association. The revolving credit facility matures in May 2016 and bears interest at a varying rate of the London Interbank Offered Rate, or LIBOR, plus 3.50% subject to a LIBOR floor of 0.5%. At September 30, 2013, there was $144.7 million outstanding under the facility and $55.3 million available for borrowing.  We are able to draw up to 55% of the aggregate value of the eligible properties in the borrowing subsidiaries’ portfolios based on the lesser of (a) the value of the properties or (b) the original purchase price plus certain renovation and other capitalized costs of the properties.  Proceeds from the revolving credit facility may be used for the acquisition, financing, and renovation of properties, and other general purposes.

All amounts outstanding under the revolving credit facility are collateralized by the equity interests and assets of certain of our subsidiaries, or pledged subsidiaries. The amounts outstanding under the revolving credit facility and certain obligations contained therein are guaranteed by Silver Bay Realty Trust Corp. and the Operating Partnership only in the case of certain bad acts (including bankruptcy) and up to $20.0 million for completion of certain property renovations, as outlined in the credit documents. The pledged subsidiaries are required to pay certain commitment fees in connection with the revolving credit facility based upon the unused portion of the facility, certain fees assessed in connection with establishing the facility and other fees specified in the revolving credit facility documents.  The pledged subsidiaries are separate legal entities, but continue to be reported in the Company’s consolidated financial statements.  As long as the revolving credit facility is outstanding, the assets of the pledged subsidiaries are not available to satisfy the other debts and obligations of the pledged subsidiaries or the Company.  However the Company is permitted to receive distributions from the pledged subsidiaries as long as the Company and the pledged subsidiaries are current with all payments and in compliance with all other obligations under the revolving credit facility.

The revolving credit facility does not contractually restrict our ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. The revolving credit facility documents require us to meet certain quarterly financial tests pertaining to total liquidity and net worth and contain customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.  We must maintain total liquidity of $25.0 million and a net worth of at least $125.0 million, excluding the assets of the borrowers, at all times.

During the third quarter of 2013, in connection with our revolving credit facility, we entered into interest rate cap agreements with an aggregate notional amount of $170.0 million and a LIBOR cap of 3.00% at an aggregate purchase price of $533,000 to manage interest rate risk associated with our revolving credit facility.

Operating Activities

Net cash used by operating activities in the nine months ended September 30, 2013 was $13.9 million compared to cash used by operating activities of $6.9 million for the nine months ended September 30, 2012.  Our operating cash flows during 2013 were impacted by our net loss and reserves provided under the revolving credit facility, offset partially by the depreciation and amortization and stock compensation add backs and an increase in accounts payable and accrued property expenses.  The 2012 operating cash flows were impacted by our Predecessor’s net loss and increase in escrow cash for operating activities, partially offset by the depreciation and amortization add back and increase in payables, yet on a smaller scale due to the startup of operations of our Predecessor in February 2012.

Investing Activities

Net cash used by investing activities in the nine months ended September 30, 2013 was $326.9 million and was primarily the result of us executing our acquisition and renovation strategies on newly acquired properties. We used $258.9 million for property acquisitions and another $82.9 million on capital improvements, of which $81.4 million was attributable to our initial renovation of properties, which includes properties purchased in a bulk purchase that have been renovated for the first time, and $1.5 million that was attributable to capital improvements made to properties that had been previously renovated. The average purchase price for properties was approximately $111,000 for all properties placed in service since our Predecessor commenced operations through September 30, 2013 and $110,000 for properties placed in service in the quarter ended September 30, 2013.

The average renovation cost per property was approximately $25,000 or 22.4% of the purchase price for all properties placed in service since our Predecessor commenced operations through September 30, 2013, including properties acquired with an in place lease but excluding properties acquired from the prior members of the Provident Entities. Our average renovation cost per property has trended up from the second quarter of 2013 for two reasons.  First, we are completing renovations on properties originally acquired with an in-place lease.  Second, as we are nearing the end of our initial stabilization phase the remaining properties in our portfolio have more substantial renovation needs. These renovation costs include capitalized expenditures for renovations, property taxes, homeowners’ association dues, interest, costs required to gain possession of the property and other capitalized expenditures until the property is ready for its intended use.

Net cash used by investing activities in the nine months ended September 30, 2012 was $191.9 million and was primarily the result of our Predecessor acquiring properties for its portfolio of $178.8 million and $12.6 million on capital improvements.

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

As part of the Formation Transactions, we are required to make cash payments to both Two Harbors and the prior members of the Provident Entities as additional purchase price consideration in the Formation Transactions.  The total amount to be paid to Two Harbors and the prior members of the Provident Entities is equal to 50% of the advisory management fee payable to the Manager during the first year after the initial public offering, subject to an aggregate cap amount payable to Two Harbors of $4.0 million. As a result, as of September 30, 2013, we have an estimated remaining liability of $2.3 million as part of our Formation Transactions.  The Two Harbors deferred charge portion has been reflected as part of other assets and the Provident Entities portion is recorded as additional basis to the residential properties we acquired. The additional cash payments are required to be made quarterly in conjunction with the payment of the advisory management fee during 2013.

Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2013 was $166.1 million and was primarily attributable to proceeds from our revolving credit facility of $144.7 million and to a lesser extent the net proceeds from the exercise of the underwriters’ overallotment option in our initial public offering of $34.5 million, reduced by deferred financing fees of $4.0 million and $7.8 million in repurchases of our common stock.  We used these net proceeds from our revolving credit facility and the underwriters’ overallotment to invest in residential properties and for other general corporate purposes.  This compared to cash provided by financing activities in the nine months ended September 30, 2012 of $226.0 million that was the result of a capital contribution from our Predecessor’s parent.

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

We have elected to be treated as a REIT for U.S. federal income tax purposes. As a REIT, under U.S. federal income tax law we will be required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income. Subject to the requirements of the Maryland General Corporation Law, we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our board of directors, which in the aggregate approximately equal our REIT taxable income in the relevant year.  As of September 30, 2013, we declared $387,000 in common stock dividends and $275 in distributions on the common units, which were paid on October 11, 2013.

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

Aggregate Contractual Obligations

The following table summarizes certain contractual obligations for the periods noted:

(in thousands)	2013	Thereafter	Total
Purchase Obligations(1)	$3,700		$3,700
Debt Obligations(2)		144,700	144,700
Total	$3,700	$144,700	$148,400

(1)                                 Reflects offers accepted but not closed, as of September 30, 2013, on purchase contracts for properties acquired through broker and bulk transactions that involve submitting a purchase offer. Not all of these properties are certain to be acquired as properties may fall out of escrow through the closing process for various reasons.

(2)                                 Reflects amounts outstanding under our revolving credit facility.

Funds From Operations

Funds From Operations, or FFO, is a non-GAAP (in accordance with accounting principles generally accepted in the United States) financial measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets.  The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss), computed in accordance with GAAP, excluding gains (losses) from sales of, and impairment losses recognized with respect to, depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated on the same basis to determine FFO. We calculate FFO attributable to common stockholders (diluted) by subtracting, if dilutive, redemption or repurchase related preferred stock issuance costs and dividends on preferred stock and adding back dividends/distributions on dilutive preferred securities and premiums or discounts on preferred stock redemptions or repurchases.

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

The following table sets forth a reconciliation of the Company’s net loss as determined in accordance with GAAP and its calculation of FFO for the three and nine months ended September 30, 2013:

	Three Months Ended	Nine months ended
	September 30, 2013	September 30, 2013
Net loss attributable to common stockholders	$(6,382)	$(19,551)
Noncontrolling interests - Operating Partnership	(5)	(14)
Preferred distributions	25	75
Depreciation and amortization	5,683	14,061
Other	51	333
Funds from Operations	$(628)	$(5,096)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our future revenue, cash flows and fair values relevant to certain financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The outstanding debt under our revolving credit facility has a variable interest rate.  We are therefore most vulnerable to changes in short-term LIBOR interest rates. During the third quarter of 2013, in connection with our revolving credit facility, we entered into interest rate cap agreements with an aggregate notional amount of $170.0 million and a LIBOR cap of 3.00% at an aggregate purchase price of $533,000 to manage interest rate risk associated with our revolving credit facility.  We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of September 30, 2013, our total outstanding debt was approximately $144.7 million, all of which was variable rate debt borrowed under our revolving credit facility.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2013. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2013 — July 31, 2013	—	—	—	—
August 1, 2013 — August 31, 2013	424,842	$15.5635	424,842	2,075,158
September 1, 2013 — September 30, 2013	75,158	$15.5380	75,158	2,000,000
Total	500,000	$15.5597	500,000	2,000,000

(1)          These shares were repurchased and retired under the Company’s share repurchase program announced on July 1, 2013, pursuant to which the Company is authorized to repurchase up to 2,500,000 shares of its common stock.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

In the third quarter of 2013, we borrowed an aggregate amount of $65.9 million under our revolving credit facility described elsewhere in this Quarterly Report on Form 10-Q.

Item 6.  Exhibits

(a)                                 The attached Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BAY REALTY TRUST CORP.

Date: November 7, 2013	By:	/s/ David N. Miller
David N. Miller
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2013	By:	/s/ Christine Battist
Christine Battist
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., and Two Harbors Operating Company LLC, dated December 4, 2012.	S-11/A	333-183838	2.1	December 12, 2012
2.2	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Polar Cactus LLC, dated December 4, 2012.	S-11/A	333-183838	2.2	December 12, 2012
2.3	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Polar Cactus II LLC, dated December 4, 2012.	S-11/A	333-183838	2.3	December 12, 2012
2.4	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Cool Willow LLC, dated December 4, 2012.	S-11/A	333-183838	2.4	December 12, 2012
2.5	Agreement and Plan of Merger by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., SB RESI I Merger Sub LLC and Provident Residential Real Estate Fund LLC, dated December 4, 2012.	S-11/A	333-183838	2.5	December 12, 2012
2.6	Agreement and Plan of Merger by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., SB RESI II Merger Sub LLC and Resi II LLC.	S-11/A	333-183838	2.6	December 12, 2012
2.7	Representation, Warranty and Indemnification Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and Provident Real Estate Advisors LLC, dated December 4, 2012.	S-11/A	333-183838	2.7	December 12, 2012
3.1	Articles of Amendment and Restatement of Silver Bay Realty Trust Corp.	10-K	001-35760	3.1	March 1, 2013
3.2	Amended and Restated Bylaws of Silver Bay Realty Trust Corp.	S-11/A	333-183838	3.5	October 17, 2012
3.3	Articles Supplementary for Cumulative Redeemable Preferred Stock of Silver Bay Trust Corp.	10-K	001-35760	3.3	March 1, 2013
4.1	Specimen Common Stock Certificate of Silver Bay Realty Trust Corp.	S-11/A	333-183838	3.5	November 23, 2012
4.2	Instruments defining the rights of holders of securities: See Articles VI and VII of our Articles of Amendment and Restatement.	10-K	001-35760	4.2	March 1, 2013
4.3	Instruments defining the rights of holders of securities: See Article VII of our Amended and Restated Bylaws.	S-11/A	333-183838	3.5	October 17, 2012
4.4	Instruments defining the rights of holders of securities: See Article Second of our Articles Supplementary.	10-K	001-35760	4.4	March 1, 2013
10.1	Joinder Agreement dated as of June 28, 2013 adding new borrowers to the Revolving Credit Agreement dated as of May 10, 2013	10-Q	001-35760	10.3	August 8, 2013
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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