Form 10-K
period 2013-12-31
Silver Bay Realty Trust Corp.
filed 2014-03-06
CIK 1557255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001- 35760

SILVER BAY REALTY TRUST CORP.

(Exact name of registrant as specified in its charter)

Maryland	90-0867250
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

601 Carlson Parkway, Suite 250
Minnetonka, Minnesota	55305
(Address of principal executive offices)	(Zip Code)

(952) 358 4400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $612 million based on the closing sale price as reported on the NYSE on June 28, 2013.

As of February 28, 38,591,263 shares of Common Stock, par value $0.01 per share, of Silver Bay Realty Trust Corp. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the definitive proxy statement to be filed for the registrant’s 2014 Annual Meeting of Stockholders. The registrant intends to file the proxy statement with the Securities and Exchange Commission within 120 days of December 31, 2013.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and its exhibits contain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements may include statements about our projected operating results, our stabilization and renovation rates, the number of properties we purchase by auction, our ability to successfully lease and operate acquired properties, including turnover rates, projected operating costs, estimates relating to our ability to make distributions to our stockholders in the future, market trends in our industry, real estate values and prices, and the general economy.

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed or implied in any forward-looking statement. We are not able to predict all of the factors that may affect future results.  For a discussion of these and other factors that could cause our actual results to differ materially from any forward-looking statements, see the discussion on risk factors in Item 1A, “Risk Factors,” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report on Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission, or SEC.  These risks, contingencies, and uncertainties include:

•      Our ability to successfully employ a new and untested business model in a new industry with no proven track record;

•      The availability of additional properties that meet our criteria and our ability to purchase such properties on favorable terms;

•      Real estate appreciation or depreciation in our target markets and the supply of single-family homes in our target markets;

•      General economic conditions in our target markets, such as changes in employment and household earnings and expenses or the reversal of population, employment, or homeownership trends in our target markets that could affect the demand for rental housing;

•      Competition from other investors in identifying and acquiring single-family properties that meet our underwriting criteria and leasing such properties to qualified residents;

•      Our ability to maintain high occupancy rates and to attract and retain qualified residents in light of increased competition in the leasing market for quality residents and the relatively short duration of our leases;

•     Our ability to maintain rents at levels that are sufficient to keep pace with rising costs of operations;

•      Lease defaults by our residents;

•      Our ability to contain renovation, maintenance, marketing, and other operating costs for our properties;

•     Our Manager’s ability to continue to build its operational expertise and to establish its platform and processes related to residential management;

•      The management agreement with our Manager was not negotiated on an arms-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party and may be costly and difficult to terminate;

•  Our dependence on key personnel to carry our business and investment strategies and our ability to hire and retain skilled managerial, investment, financial, and operational personnel, and the performance of third-party vendors and service providers other than our Manager, including third-party acquisition and management professionals, maintenance providers, leasing agents, and property management;

•  Our ability to obtain additional capital or debt financing to expand our portfolio of single-family properties and our ability to repay our debt, including borrowings under our revolving credit facility and to meet our other obligations under our revolving credit facility;

•  The accuracy of assumptions in determining whether a particular property meets our investment criteria, including assumptions related to estimated time of possession and estimated renovation costs and time frames, annual operating costs, market rental rates and potential rent amounts, time from purchase to leasing, and resident default rates;

•      Our ability to accurately estimate the time and expense required to possess, renovate, repair, upgrade, and rent properties and to keep them maintained in rentable condition, unforeseen defects and problems that require extensive renovation and capital expenditures;

•  The concentration on our investments in single family properties which subject us to risks inherent in investments in a single type of property and seasonal fluctuations in rental demand;

•  The concentration of our properties in our target markets, which increases the risk of adverse changes in our operating results if there were adverse developments in local economic conditions or the demand for single-family rental homes or natural disasters in these target markets; and

•  Failure to qualify as a REIT or to remain qualified as a REIT, which will subject us to federal income tax as a regular corporation and could subject us to a substantial tax liability and compliance with the REIT distribution requirements.

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

PART I

Item 1.    Business.

Silver Bay Realty Trust Corp. is an externally-managed Maryland corporation focused on the acquisition, renovation, leasing, and management of single-family properties in select markets in the United States. Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We generate virtually all of our revenue by leasing our portfolio of single-family properties. As of December 31, 2013, we owned 5,642 single-family properties in Arizona, California, Florida, Georgia, Nevada, North Carolina, Ohio, and Texas, excluding properties held for sale.

Silver Bay Realty Trust Corp. was incorporated in Maryland in June 2012. We completed our initial public offering and a series of contribution and merger transactions, or the Formation Transactions, on December 19, 2012 in which we received net proceeds of approximately $263.0 million (including the closing of the underwriters’ overallotment option on January 7, 2013 by which we received net proceeds of approximately $34.5 million) and acquired an initial portfolio of more than 3,300 single-family properties.  Prior to that time, we had no substantive operations though, as described below under the heading “Business — Formation Transactions,” we are considered a continuation of our Predecessor’s business operations. We are externally managed by PRCM Real Estate Advisers LLC, or our Manager.

We have elected to be treated as a real estate investment trust, or REIT, for U.S. federal tax purposes, commencing with, and in connection with the filing of our federal tax return for, the taxable year ended December 31, 2012. As a REIT, we generally are not subject to federal income tax on the taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state and local taxes on our income or property.  In addition, the income of any taxable REIT subsidiary, or TRS, that we own will be subject to taxation at regular corporate rates.

Silver Bay Realty Trust Corp. conducts its business and owns all of its properties through Silver Bay Operating Partnership L.P., or the Operating Partnership, a Delaware limited partnership. As of December 31, 2013, Silver Bay Realty Trust Corp. owned, through a combination of direct and indirect interests, 100.0% of the partnership interests in the Operating Partnership.  Silver Bay Realty Trust Corp. has no material assets or liabilities other than its investment in the Operating Partnership.  Silver Bay Realty Trust Corp.’s wholly owned subsidiary, Silver Bay Management LLC, or the General Partner, is the sole general partner of the Operating Partnership. Except as otherwise required by the context, references to the “Company,” “Silver Bay,” “we,” “us” and “our” refer collectively to Silver Bay Realty Trust Corp., the Operating Partnership and the direct and indirect subsidiaries of each.

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

Business Strategy

Our strategy is to acquire, renovate, lease, and manage single-family properties located in select markets in order to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We intend to hold our properties over the long term. Although we may consider the opportunistic disposition of assets, we have no pre-set investment horizon that would require their sale.

Acquisitions

We employ a top-down selection process in our investment strategy. We start by identifying what we believe are the most attractive markets for developing a single-family rental business by evaluating existing and projected housing dynamics. Housing prices and rental demand are driven in part by macroeconomic and demographics factors. We scrutinize many of these factors, including existing supply of homes, vacancy rates, prior and projected population and household growth, prior and projected migration, regional building activity, mortgage delinquency figures, employment trends, income ratios, and price-to-rent ratios.

Once in a market, we acquire single-family properties through a variety of acquisition channels, including brokers, multiple listing services, short sales, foreclosure auctions, online auctions, and bulk purchases from institutions or investor groups. We focus on maintaining a disciplined property selection process that incorporates local knowledge to better understand the fundamentals of the housing markets in which we operate and we continually reevaluate the capital allocation among our markets in which we are making acquisitions. Our multi-market and multi-channel investment strategy provides flexibility in deploying capital and enables us to diversify our portfolio, mitigate risk, and avoid overexposure to any single market.

Acquisitions may be financed from various sources, including proceeds from the sale of equity securities, retained cash flow, debt financings, securitizations, or the issuance of common units in the Operating Partnership.

Property Renovation

Most of the properties we acquire require renovation and standardization before they are ready for leasing. We refer to the process of possessing, renovating, marketing, and leasing a property as property stabilization. Our renovation and maintenance approach is generally consistent across our various acquisition channels. We maintain system-wide standards for our properties that are implemented at the local level and directed at increasing attractiveness to potential residents, reducing future maintenance expense, and increasing the long-term value of the property. Our Manager’s operating subsidiary uses a mix of internal project managers and third-party property managers to oversee the work of local contractors engaged to renovate our properties.

Operations and Management

The single-family rental business requires hands-on asset management capabilities and an integrated infrastructure to manage a large-scale portfolio that is geographically dispersed. Our Manager uses a structure that combines centralization of oversight and, on an increasing basis, certain other functions with a strong local presence and expertise. Our Manager uses internal teams in the Phoenix, Southeast Florida, Atlanta, and Columbus markets and relies on third parties to provide property management services in our other markets. Our leasing and management strategy seeks to maximize revenue by balancing occupancy and rental rates while minimizing our operating expenses. To meet these objectives, we focus on finding qualified residents and reducing resident turnover by providing quality and consistency in our customer service, maintenance, leasing, and marketing operations.

Technology

Technology plays an important role in assisting us to build and manage a portfolio of geographically disperse assets. Our Manager has developed and continues to develop a technological infrastructure with tools that:

•                  efficiently and consistently screen target properties for acquisition;

•                  allow us to assess the fair market value of our portfolio;

•                  allow real-time monitoring and management of our portfolio;

•                  integrate property management, accounting, and asset management systems;

•                  enable our residents to interact with us online; and

•                  use a secure cloud-based environment with mobile accessibility.

Our Manager

We are externally managed by PRCM Real Estate Advisers LLC, or our Manager. We rely on our Manager, and our Manager’s wholly-owned operating subsidiary, Silver Bay Property Corp., to provide or obtain on our behalf the personnel and services necessary for us to conduct our business as we have no employees of our own.

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

In addition to having exclusive access to our Manager’s technology infrastructure and its acquisition and property management teams, we benefit from the knowledge and experience that our Manager derives from its relationships with Pine River and Provident. Provident, a private capital management firm based in Minnesota, engaged in the acquisition, renovation, management and leasing of a portfolio of predominantly single-family properties between 2009 and 2012. In building and managing this portfolio, Provident developed a network of vendors, service providers, and third-party property managers along with institutional knowledge related to the acquisition and management of single-family properties. Our Manager benefited from these relationships and experience by, where prudent, further developing such relationships and by hiring key members of Provident’s management team. Pine River is a global asset management firm with institutional capabilities in asset valuation and management, capital markets, financial transactions, managing new ventures, risk management, compliance, and reporting. Pine River has valuable industry and analytical expertise, extensive long-term relationships in the financial community, and established fixed-income, mortgage and real estate investment experience. In addition, Pine River’s experience in launching and managing Two Harbors, a publicly traded mortgage REIT, provides our Manager with knowledge, expertise, and experience to assist in managing Silver Bay as a public company. Since our formation, our Manager has increased its knowledge and expertise in all areas of our business.

Management Agreements

Advisory Management Agreement

We have entered into an advisory management agreement with our Manager.  Pursuant to this management agreement, our Manager designs and implements our business strategy and administers our business activities and day-to-day operations, subject to oversight by our board of directors. Our Manager is responsible for, among other duties: (1) performing and administering all our day-to-day operations, (2) determining investment criteria in cooperation with our board of directors, (3) sourcing, analyzing and executing asset acquisitions, sales and financings, (4) performing asset management duties and (5) performing certain financial, accounting and tax management services. Our Manager has agreed not to provide these services to anyone other than us, our subsidiaries, and any future joint venture in which we are an investor, prior to December 19, 2015. In addition, our Manager and Pine River have agreed not to compete with us, our subsidiaries or any of our future joint ventures before December 19, 2015.

Under the management agreement, our Manager is compensated on a fee plus pass-through-of-expenses basis. We pay our Manager 0.375% of the daily average of our fully-diluted market capitalization for the preceding quarter (a 1.5% annual rate), less any property management fees received by our Manager’s operating subsidiary or its affiliates under the property management and acquisition services agreement described below. We also reimburse our Manager for all expenses incurred on our behalf or otherwise in connection with the operation of its business, other than compensation for our Chief Executive Officer and personnel providing data analytics directly supporting the investment function. If our Manager provides services to a party other than us or one of our subsidiaries, a portion of these expenses will be allocated to and reimbursed by such other party in a fair and equitable manner as determined by our Manager in good faith; our Manager is not currently providing such third-party services.

For purposes of calculating the advisory management fee, our fully-diluted market capitalization on a given day is calculated in accordance with the following formula:

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

the aggregate consideration payable to the Company upon the redemption, exercise, conversion or exchange of any outstanding rights, options or warrants to subscribe for, purchase or otherwise acquire our common stock or securities convertible into our common stock (including common units of the Operating Partnership) that are in the money and held by people other than us or one of our subsidiaries on such day

The value of the 10% cumulative redeemable preferred stock issued as part of the Formation Transactions and, any additional preferred stock or securities convertible into or exchangeable for, or rights, options or warrants to subscribe for, purchase or otherwise acquire our preferred stock, was determined as described in the management agreement and added to the calculation of fully-diluted market capitalization. If the Operating Partnership issues any equity interest that is not otherwise captured by the formula above, or securities convertible, redeemable, exercisable or otherwise exchangeable for any equity interest in the Operating Partnership, the value of such equity interests will be determined as described in the management agreement and added to the calculation of fully-diluted market capitalization.

Under the management agreement, all intellectual property created in connection with the agreement will be the property of our Manager, and our Manager will grant us a non-exclusive, royalty-free license and right to use the intellectual property during the term of the management agreement.

The initial term of the management agreement expires on December 19, 2015 and will be automatically renewed for a one-year term on such date and each anniversary thereafter unless terminated. Following the initial term, the management agreement may be terminated by us upon the affirmative vote of at least two-thirds of our independent directors based upon unsatisfactory performance that is materially detrimental to us. We must provide notice of any such termination at least 180 days prior to the expiration of the then-current term and pay our Manager a termination fee as described below. We may also terminate the management agreement at any time, including during the initial term, without the payment of any termination fee, with at least 30 days’ prior written notice to our Manager for cause, as described in the management agreement, in the absence of our Manager’s timely cure. Except as stated above, we do not have the right to decline to renew the management agreement. Our Manager may terminate the agreement with at least 60 days’ prior written notice for cause, as described in the management agreement, in the absence of our timely cure, in which case we would owe a termination fee. Our Manager also may decline to renew the management agreement by providing us with 180 days’ prior notice, in which case we would not owe a termination fee. Upon termination of the management agreement by us for reasons other than cause, or by our Manager for cause that we are unwilling or unable to timely cure, we will pay our Manager a termination fee equal to 4.5% of the daily average of our fully-diluted market capitalization in the quarter preceding such termination.

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

Our Manager’s operating subsidiary receives a property management fee equal to 5% of certain costs and expenses incurred by it in the operation of its business that are reimbursed by us. This property management fee reduces the advisory management fee paid to our Manager on a dollar for dollar basis. We reimburse our Manager’s operating subsidiary for all expenses incurred on our behalf. Additionally, for so long as it provides services exclusively to us, we will reimburse our Manager’s operating subsidiary for all costs and expenses incurred by it in the operation of its business, including the compensation of its employees. If our Manager’s operating subsidiary provides services to a party other than us or one of our subsidiaries, a portion of the corresponding expenses incurred by our Manager in doing so will be allocated to and reimbursed by such other party as reasonably determined by our Manager’s operating subsidiary in good faith; our Manager’s operating subsidiary is not currently providing any such third-party services. This agreement will continue in effect until it is terminated in accordance with its terms.

We also entered into separate property management agreements with our Manager’s operating subsidiary covering the properties pledged as part of the revolving credit facility. Pursuant to these agreements, we pay a property management fee equal to 10% of collected rents, which reduces our reimbursement obligations under the property management and acquisition services agreement by an equal amount eliminating any net impact on the amount we pay the Manager’s operating subsidiary for property management services.

Formation Transactions

In connection with our initial public offering in December 2012, we completed a series of contribution and merger transactions, or the Formation Transactions, through which we acquired an initial portfolio, or our Initial Portfolio, of more than 3,300 single-family properties. We acquired these properties from Two Harbors Investment Corp., or Two Harbors, and the owners of the membership interests of entities managed by Provident, or the Provident Entities, in consideration of 23,917,642 shares of our common stock, 1,000 shares of our 10% cumulative redeemable preferred stock, 27,459 common units in the Operating Partnership, and approximately $5.3 million in cash.

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

For accounting purposes, our Predecessor was considered the acquiring or surviving entity, meaning our balance sheets reflect the historical assets and liabilities of our Predecessor at historical cost. The contribution of the Provident Entities, on the other hand, was accounted for as an acquisition under the purchase method of accounting, meaning the assets and liabilities of the Provident Entities were recorded at the estimated fair value of the acquired assets and assumed liabilities. As a result of the Formation transactions, we are considered a continuation of our Predecessor’s business operations.

Financing Strategy

To date, we have funded our acquisitions and other capital needs through a mix of equity capital, cash generated by our operations, and borrowings under our revolving credit facility. We entered our revolving credit facility on May 10, 2013 and amended it on January 16, 2014 to increase the borrowing capacity from $200.0 million to $350.0 million. We continually explore additional capital options available to us, and our decision to pursue such options will be based on our Manager’s assessment of a variety of factors, including the relative cost of the financing, the impact on our estimated net asset value and cash flow generation, and the available growth opportunities.

Competition

The residential rental market has historically been fragmented in both its ownership and operations.  We face competition from local owners and operators, as well as an emerging class of institutional managers. When acquiring single-family properties, we face competition from individual investors, private pools of capital and other institutional buyers which may increase the prices for properties that we would like to purchase and reduce our ability to achieve our desired portfolio size or expected yields. We also compete for desirable residents against the same entities as well as multifamily lessors. We believe that having an integrated and scalable platform with local market presence and using our wealth of existing in-house expertise provides us competitive advantages.

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

Regulation

General

Our properties are subject to various covenants, laws, and ordinances, and certain of our properties are also subject to the rules of the various homeowners’ associations where such properties are located. We believe that we are in material compliance with such covenants, laws, ordinances and rules and our leasing terms require that our residents agree to comply with such covenants, laws, ordinances, and rules.

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

Environmental Matters

As an owner of real estate, we are subject to various federal, state and local environmental laws, regulations, and ordinances and also could be liable to third parties as a result of environmental contamination or noncompliance at our properties even if we no longer own such properties. See the discussion under Item 1A, “Risk Factors,” under the caption “We may be subject to unknown or contingent liabilities or restrictions related to properties that we acquire for which we may have limited or no recourse.”

REIT Qualification

We have elected to be taxed as a REIT, commencing with our initial taxable year ended on December 31, 2012. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various requirements under the Internal Revenue Code of 1986, as amended, or the Code, relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels, and the diversity of ownership of our shares. We believe that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that we conduct our operations in a manner that will enable us to meet the requirements for qualification and taxation as a REIT going forward.

As long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on the REIT taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we lose our REIT qualification. Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state, and local taxes on our income or property. In addition, any TRS we own will be subject to U.S. federal, state, and local taxes on its income or property.

Executive Officers

David N. Miller is our Chief Executive Officer, President and a member of our board of directors. Mr. Miller has been a director and executive officer since August 2012. Beginning in 2011, Mr. Miller served as a Managing Director of Pine River Capital Management L.P. and Two Harbors Investment Corp. [NYSE: TWO], where he focused on strategy and new business development, including the formation and development of Silver Bay and the single-family property rental business. From 2008 to 2011, Mr. Miller served in various roles at the U.S. Department of Treasury, including as the Chief Investment Officer of the Troubled Asset Relief Program (TARP) where he was instrumental in building various investment programs and business units and overseeing the investment portfolio. From 2007 to 2008, Mr. Miller was a portfolio manager at HBK Capital Management focusing on equity investments. From 1998 through 2007, he held various positions at Goldman, Sachs & Co., including as a Vice President in the Special Situations Investing Group (2004-2007) where he focused on proprietary investments in debt and equity and as a financial analyst in the investment banking division (1998-2001) where he focused on corporate finance and mergers and acquisitions. Mr. Miller received an MBA from Harvard Business School and a B.A. in Economics from Dartmouth College. We believe Mr. Miller is an appropriate director because of his management role and knowledge of the operations of our Manager and our Manager’s operating subsidiary as well as his general investment expertise.

Christine Battist is our Chief Financial Officer and Treasurer. Ms. Battist has been an executive officer since our incorporation in June 2012. Prior to this appointment, Ms. Battist served as Managing Director at Two Harbors Investment Corp. overseeing investor and media relations beginning in 2011. From 2005 to 2011, Ms. Battist served in various financial roles at The Mosaic Company [NYSE: MOS], first as Director of Financial Compliance from 2005 to 2007, leading the company’s inaugural global Sarbanes Oxley design and implementation after its merger, then as Director of Investor Relations from 2007 to 2011. Ms. Battist was instrumental in leading Mosaic’s investor relations during its formative years and through the spin-off and secondary offering of shares held by Mosaic’s largest and private stockholder in 2011. Prior to joining the Mosaic Company, Ms. Battist was Director of Internal Audit for Tuesday Morning Corporation [NASDAQ: TUES] from 2003 to 2005. Ms. Battist began her career with PricewaterhouseCoopers LLP, spending a decade in ever-increasing roles and responsibilities, overseeing financial audit engagements for public companies in the U.S. capital and debt markets, including leading acquisition and carve-out transactions. She received a B.B.A. from St. Norbert College and is licensed as a Certified Public Accountant (inactive) in the State of Texas.

Lawrence B. Shapiro is our Chief Operating Officer. Mr. Shapiro has served as our Chief Operating Officer since December 2013. Prior to his appointment as Chief Operating Officer, Mr. Shapiro served as Executive Vice President for Acquisitions for Silver Bay Property Corp. since its formation in December 2011. In this role, he led the acquisitions by our Predecessor and the Company. He also expanded his responsibilities to manage the Company’s renovation activities starting in June 2013. From 2007 until joining Silver Bay Property Corp., Mr. Shapiro served as President of Provident Real Estate Advisors LLC, or Provident, where he led the acquisition, renovation, and leasing activities for the Provident Entities. From 1991 to 2000, Mr. Shapiro served as chief financial officer for Rottlund Homes, a residential home builder that previously traded on the American Stock Exchange. From 2006 to 2007, Mr. Shapiro served as chief financial officer of JMS Companies, a diversified real estate firm. Mr. Shapiro holds a Masters of Business Administration from the University of Wisconsin and a Bachelor of Science in Business degree in Accounting from the University of Minnesota.

Timothy O’Brien is our General Counsel and Secretary. Mr. O’Brien has been an executive officer since our incorporation in June 2012. Mr. O’Brien is a Partner of Pine River and has served as General Counsel and Chief Compliance Officer of Pine River since 2007. Mr. O’Brien also served as General Counsel of Two Harbors from October 29, 2009 through March 1, 2013. From 2004 to 2006, Mr. O’Brien served as Vice President and General Counsel of NRG Energy, Inc., a publicly listed power generation company [NYSE: NRG]. Mr. O’Brien served as Deputy General Counsel of NRG Energy, Inc. from 2000 to 2004 and Assistant General Counsel from 1996 to 2000. Prior to joining NRG Energy, Inc., Mr. O’Brien was an associate at the law firm of Sheppard Mullin in Los Angeles and San Diego, California. He received a J.D. from the University of Minnesota Law School and a B.A. in History from Princeton University.

Employees

We are managed by our Manager pursuant to the management agreement between our Manager and us. Each of our officers is an employee or partner of Pine River or our Manager’s operating subsidiary. We have no employees of our own.

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

The large-scale single-family rental industry is relatively new in the United States. Until very recently, the single-family rental business consisted primarily of private and individual investors in local markets and was managed individually or by small, local property managers. We were formed on the assumption that a company can acquire and operate single-family properties on a large-scale basis and achieve attractive yields by employing a disciplined approach to acquisitions and renovations, economies of scale in marketing and management, and developing a brand-name presence. This is a new business model that has not been tested on a national scale. Our assumptions are unproven, and if they prove to be incorrect, then we may fail to provide the financial returns that investors hope or expect to receive.

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

We believe the acquisition, operation and management of multifamily residential properties is the most comparable established business model to our business, but in contrast to multifamily operations, the geographic dispersion of single-family properties creates significantly greater operational and maintenance challenges and, potentially, significantly higher per-unit operating costs. For example, although we intend to inspect our portfolio properties periodically, the geographical dispersion of our assets means we will not inspect our assets as frequently as may occur in the multifamily industry, meaning we may not become aware of conditions such as water infiltration, mold, or infestation until significant damage has been done to a property that may require extensive remediation and repairs and the provision of substitute housing for a resident. In addition, because each home has unique features, appliances and building materials, we believe the renovations, maintenance, marketing and operational tasks are far more varied and demanding than in a typical multifamily setting. We cannot provide any assurance that operating a large portfolio of single-family rental properties can be executed in a cost-effective and profitable manner or that our business plan will succeed.

We have a limited operating history and may not be able to operate our business successfully or generate sufficient cash flows to make or sustain distributions to our stockholders.

Silver Bay Realty Trust Corp. was organized in June 2012 and has a limited operating history. There is no long-term historical financial data available for Silver Bay Property, our acquired properties, or other companies in the single-family rental industry to assist investors in assessing our earnings potential or whether we can operate profitably. We cannot assure you that we will be able to operate our business successfully or implement our operating policies and strategies as described in this Annual Report. The results of our operations will depend on many factors, including:

•                  the availability of additional properties that meet our criteria and our ability to purchase such properties on favorable terms;

•                  real estate appreciation or depreciation in our target markets;

•                  our ability to contain renovation, maintenance, marketing, and other operating costs for our properties;

•                  our ability to maintain high occupancy rates and target rent levels;

•                  general economic conditions in our target markets, such as changes in employment and household earnings and expenses;

•                  costs that are beyond our control, including title litigation, litigation with residents or tenant organizations, legal compliance, real estate taxes, homeowners’ association fees, and insurance;

•                  judicial and regulatory developments affecting landlord-tenant relations that may affect or delay our ability to dispossess or evict occupants or increase rents;

•                  judicial and regulatory developments affecting banks’ and other mortgage holders’ ability to foreclose on delinquent borrowers;

•                  reversal of population, employment, or homeownership trends in target markets;

•                  interest rate levels and volatility, which may affect the accessibility of short-and long-term financing on desirable terms; and

•                  competition from other investors entering the single-family rental market.

Our Manager is still building its operational expertise and systems.

Our Manager continues to build its operational expertise and to establish its platform and processes related to residential management, including leasing, brand development, tracking, accounting systems, and billing and payment processing. Building operational expertise and establishing a platform are difficult, expensive, and time-consuming tasks, and we can expect problems to arise despite the best efforts of our Manager and its affiliates. There is a significant risk that operational problems will have an adverse effect upon our financial performance, especially in newer markets.

Our success depends, in part, upon our ability to hire and retain skilled managerial, investment, financial, and operational personnel.

The implementation of our business plan requires that we employ qualified personnel. Competition for skilled managerial, investment, financial, and operational personnel is intense. Other large real estate investors have entered the single-family rental business and we face increased challenges in hiring and retaining personnel. We cannot assure our stockholders that we will be successful in attracting and retaining such skilled personnel. If we are unable to hire and retain qualified personnel as required, our growth and operating results could be adversely affected.

We are dependent on our executive officers and dedicated personnel, and the departure of any of our key personnel could materially and adversely affect us.

We rely on a small number of persons to carry out our business and investment strategies. Any of our senior management may cease to provide services to us at any time. The loss of the services of any of our key management personnel, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results. As we expand, we may need to attract and retain qualified additional senior management but may not be able to do so on acceptable terms or at all.

We are dependent on our investment in a single asset class, which exposes us to downturns in the single-family properties sector.

We have concentrated our investments in single-family properties and expect to continue to do so. As a result, we are subject to risks inherent in investments in a single type of property. A downturn or slowdown in the rental demand for single-family housing may have more pronounced effects on the cash available for distribution or on the value of our assets than if we had more fully diversified our investments. There are seasonal fluctuations in rental demand with demand higher in the spring and summer than in the fall and winter. Such seasonal fluctuations may impact our operating results.

We face significant competition in the leasing market for quality residents, which may limit our ability to rent our single-family homes on favorable terms or at all.

We face competition for residents from other lessors of single-family properties, apartment buildings and condominium units. The continuing development of apartment buildings and condominium units in many of our target markets increases the supply of housing and exacerbates competition for residents. Many of these competitors may successfully attract residents with better incentives and amenities, which could adversely affect our ability to obtain quality residents and lease our single-family properties on favorable terms or at all. Additionally, some competing housing options may qualify for government subsidies that may make such options more affordable and therefore more attractive than our properties.

We intend to continue to expand our scale of operations and make acquisitions even if the rental and housing markets are not as favorable as they have been in recent months, which could reduce our yield per share.

Our long-term growth depends on the availability of acquisition opportunities in our target markets at attractive prices. We believe various factors and market conditions have made homes available for purchase at prices that are below replacement cost. We expect that in the future housing prices will continue to stabilize and return to more normalized levels, and therefore future acquisitions may be more costly. There are many factors that may cause a recovery in the housing market that would result in future acquisitions becoming more expensive and possibly less attractive than recent past and present opportunities, including:

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

We have not adopted and do not expect to adopt a policy of making future acquisitions only if they are accretive to existing yields and distributable cash. We will continue to invest significant resources developing our Manager’s acquisition and property management platforms and we plan to continue acquiring properties as long as we believe such properties offer an attractive total return opportunity through cash flow generation and asset appreciation. Accordingly, future acquisitions may have lower yield characteristics than our current portfolio and if such future acquisitions are funded through equity issuances, the yield and distributable cash per share will be reduced and the value of our common stock may decline.

We will need additional capital or debt financing to expand our portfolio and such financing may not be available.

The acquisition of single-family properties on a large scale requires significant capital. To date, our properties have been purchased and renovated with a mix of cash and debt financing under our revolving credit facility. We may be unable to leverage our assets or obtain additional financing to the extent desired. We may also choose to fund our growth by issuing additional equity, which may be dilutive to our stockholders.

Our access to capital depends, in part, on:

•                  general business conditions;

•                  financial market conditions;

•                  the market’s perception of our business prospects and growth potential;

•                  our current debt levels; and

•                  our current and expected earnings, cash flow and distributions.

We cannot assure you that we will be able to obtain debt or equity financing on terms favorable or acceptable to us or at all. If we do not have sufficient capacity under our revolving credit facility or future financing agreements, or if other sources of financing (such as equity offerings) are not available to us, we may be required to cease future acquisitions of single-family properties, or dispose of certain properties in our portfolio at inopportune times, in order to meet liquidity and other requirements.

Debt service obligations could adversely affect our operating results, may require us to sell properties, and could adversely affect our ability to make or sustain distributions to our stockholders and the market price of our common stock.

Our financing strategy contemplates the use of secured or unsecured debt, including our revolving credit facility, to finance long-term growth. Our governing documents contain no limitations on the amount of debt that we may incur. As a result, we may incur substantial debt in the future.

Incurring debt could subject us to many risks, including the risks that:

•                  our cash flows from operations will be insufficient to make required payments of principal and interest;

•                  our debt may increase our vulnerability to adverse economic and industry conditions;

•                  we will be subject to restrictive covenants that require us to satisfy and remain in compliance with certain financial requirements, that impose limitations on the type or extent of activities we conduct, or that restrict the amount of additional debt we may employ;

•                  we may be required to dedicate a substantial portion of our cash flows from operations to payments on our debt, thereby reducing cash available for distribution to our stockholders, operations and capital expenditures, future business opportunities, or other purposes; and

•                  the terms of any refinancing may not be as favorable as the terms of the debt being refinanced.

If we do not have sufficient funds to repay any debt we incur when it matures, we may need to refinance the debt or raise additional equity. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancing, increases in interest expense could adversely affect our cash flows and, consequently, cash available for distribution to our stockholders. In addition, our revolving credit facility accrues interest at a varying rate based on LIBOR. To the extent this interest rate increases, the cost of our borrowings will increase as well. To the extent we are required to raise additional equity to satisfy such debt, existing stockholders would see their interests diluted. If we are unable to refinance our debt or raise additional equity on acceptable terms, we may be forced to dispose of substantial numbers of properties on disadvantageous terms, potentially resulting in losses.

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

Our revolving credit facility permits us to incur significant indebtedness, which could require that we generate significant cash flow to satisfy the payment and other obligations under our revolving credit facility.

We may incur significant indebtedness in connection with draws under our revolving credit facility. This indebtedness may exceed our cash on hand or our cash flows from operating activities. Our ability to meet the payment and other obligations under our revolving credit facility depends on our ability to generate sufficient cash flow in the future. Our ability to generate cash flow, to some extent, is subject to general economic, financial, competitive, legislative, and regulatory factors, as well as other factors that are beyond our control. It is possible that our business will not generate cash flow from operations, or that future borrowings will not be available to us, in amounts sufficient to enable us to meet our payment obligations under our revolving credit facility. If we are not able to generate sufficient cash flow to service our revolving credit facility and other debt obligations, as well as satisfy the REIT distribution requirement, we may need to refinance or restructure our debt, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under our revolving credit facility, which could materially and adversely affect our liquidity.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations and our ability to make shareholder distributions.

In connection with our revolving credit facility, we have obtained interest rate caps, and subject to complying with the requirements for REIT qualification, we may obtain in the future one or more additional forms of interest rate protection—in the form of swap agreements, interest rate cap contracts or similar agreements—to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our investments at times which may not permit us to receive an attractive return on our investments in order to meet our debt service obligations.

We face significant competition for acquisitions of our target properties, which may limit our strategic opportunities and increase the cost to acquire those properties.

We face significant competition for attractive acquisition opportunities in our target markets from other large real estate investors, some of which have greater financial resources and a lower cost of capital than we do. Several REITs and other funds have and continue to deploy, and others are expected to deploy in the near future, significant amounts of capital to purchase single-family homes and may have investment objectives that overlap and compete with ours, including in our target markets. This activity has adversely impacted our level of purchases in certain of our target markets. If our business model or a similar model proves to be successful, we can expect competition to intensify significantly. As a result, the purchase price of potential acquisition properties may be significantly elevated, or we may be unable to acquire properties on desirable terms or at all.

Our dependence upon third parties for key services may harm our operating results or reputation if the third parties fail to perform.

We rely on local, third-party vendors and service providers other than our Manager, including third-party house improvement professionals, maintenance providers, leasing agents, and property management companies in situations where it is cost-effective to do so or if our Manager’s internal staff is unable to perform these functions. For example, we currently use third-party property managers for approximately half of our current properties. We do not have exclusive or long-term contractual relationships with any of these third-party providers, and we can provide no assurance that we will have uninterrupted or unlimited access to their services. Furthermore, selecting, managing, and supervising these third-party service providers requires significant management resources and expertise. Poor performance by third-party service providers, especially those who interact with residents in our properties, will reflect poorly on us and could significantly damage our reputation among desirable residents. If our Manager does not select, manage, and supervise appropriate third parties for these services, our brand and reputation and operating results may suffer. Moreover, notwithstanding our efforts to implement and enforce strong policies and practices regarding service providers, we may not successfully detect and prevent fraud, incompetence, or theft by our third-party service providers, which could expose us to material liability or responsibility for associated damages, fines, or penalties.

In addition, any delay in identifying a third-party service provider or removal or termination of existing third-party service providers would require us to seek new vendors or providers, which would create delays and adversely affect our operating results.

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

•                  declining real estate values that have challenged the traditional notion that homeownership is a stable investment; and

•                  the unprecedented level of vacant housing comprising the real estate owned, or REO, inventory held for sale by banks, government-sponsored entities, and other mortgage lenders or guarantors.

We do not expect these favorable trends to continue indefinitely. Eventually, a strengthening of the U.S. economy and job growth, coupled with government programs designed to keep home owners in their homes or other factors may contribute to a stabilization or reversal of the current trend that favors renting rather than homeownership. In addition, we expect that as investors like us increasingly seek to capitalize on opportunities to purchase undervalued housing assets and convert them to productive uses, the supply of single-family rental properties available for purchase will decrease and the competition for residents may intensify. A softening of the rental market in our target areas would reduce our rental income and profitability.

Mortgage loan modification programs and future legislative action may adversely affect the number of available properties that meet our investment criteria.

The U.S. government, through the Federal Reserve, the FHA and the Federal Deposit Insurance Corporation, has implemented a number of programs designed to provide home owners with assistance in avoiding residential mortgage loan foreclosures, including the Home Affordable Modification Program, which seeks to provide relief to home owners whose mortgages are in or may be subject to foreclosure, and the Home Affordable Refinance Program, which allows certain borrowers who are underwater on their mortgage but current on their mortgage payments to refinance their loans. Several states, including states in which our current target markets are located, have adopted or are considering similar legislation. These programs and other loss mitigation programs may involve, among other things, the modification or refinancing of mortgage loans or providing home owners with additional relief from loan foreclosures. Such loan modifications and other measures are intended and designed to lead to fewer foreclosures, which will decrease the supply of properties that meet our investment criteria.

The pace of residential foreclosures is unpredictable and subject to numerous factors. In recent periods there has been a backlog of foreclosures due to a combination of volume constraints and legal actions, including those brought by the U.S. Department of Justice, or DOJ, the Department of Housing and Urban Development, or HUD, and State Attorneys General against mortgage servicers alleging wrongful foreclosure practices. Financial institutions have also been subjected to regulatory restrictions and limitations on foreclosure activity by the Federal Deposit Insurance Corporation. Legal claims brought or threatened by the DOJ, HUD and 49 State Attorneys General against the five largest residential mortgage servicers in the country were settled in 2012. As part of this approximately $25 billion settlement, a portion of the settlement funds will be directed to home owners seeking to avoid foreclosure through mortgage modifications, and servicers are required to adopt specified measures to reduce mortgage obligations in certain situations. It is expected that the settlement will help many home owners avoid foreclosures that would otherwise have occurred in the near term, and with lower monthly payments and mortgage debts, for years to come. It is also foreseeable that other residential mortgage servicing companies that were not among the five included in the initial $25 billion settlement will agree to similar settlements that will further reduce the supply of houses in the process of foreclosure.

In addition, numerous federal and state legislatures have considered, proposed, or adopted legislation to constrain foreclosures, or may do so in the future. For example, in 2012, California enacted a law imposing new limitations on foreclosures while a request for a loan modification is pending. The Dodd-Frank Act also created the Consumer Financial Protection Bureau, which supervises and enforces federal consumer protection laws as they apply to banks, credit unions, and other financial companies, including mortgage servicers. It remains uncertain as to whether any of these measures will have a significant impact on foreclosure volumes or what the timing of that impact would be. If foreclosure volumes were to decline significantly, we would expect REO inventory levels to decline or to grow at a slower pace, which would make it more difficult to find target assets at attractive prices and might constrain our growth or reduce our long-term profitability. Also, the number of families seeking rental housing might be reduced by such legislation, reducing rental housing demand in our target markets.

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

Each state has its own laws governing the procedures to foreclose on mortgages and deeds of trust, and state laws generally require strict compliance with these laws in both judicial and non-judicial foreclosures. Recently, courts and administrative agencies have been more actively involved in enforcing state laws governing foreclosures, and in some circumstances have imposed new rules and requirements regarding foreclosures. Some courts have delayed or prohibited foreclosures based on alleged failures to comply with proper transfers of title, notice, identification of parties in interest, documentation, and other legal requirements. Further, foreclosed owners and their legal representatives, including some prominent and well-financed legal firms, have brought litigation questioning the validity and finality of foreclosures that have already occurred. These developments may slow or reduce the supply of foreclosed houses available to us for purchase and may call into question the validity of our title to houses acquired at foreclosure, or result in rescission rights or other borrower remedies, which could result in a loss of a property purchased by us that may not be covered by title insurance, an increase in litigation costs incurred with respect to properties obtained through foreclosure, or delays in stabilizing and leasing such properties promptly after acquisition.

Our underwriting criteria and evaluation of properties involves a number of assumptions that may prove inaccurate, which may cause us to overpay for our properties or incur significant costs to renovate and market a property.

In determining whether a particular property meets our investment criteria, we make a number of assumptions, including assumptions related to estimated time of possession and estimated renovation costs and time frames, annual operating costs, market rental rates and potential rent amounts, time from purchase to leasing, and resident default rates. These assumptions may prove inaccurate, causing us to pay too much for properties we acquire or to overvalue our properties, or our properties may fail to perform as we expect. Adjustments to the assumptions we make in evaluating potential purchases may result in fewer properties qualifying under our investment criteria. Reduction in the supply of properties that meet our investment criteria may adversely affect our ability to implement our investment strategy and operating results.

Furthermore, the properties we acquire are likely to vary materially in terms of time to possession, renovation, quality, and type of construction, location, and hazards. Our success depends on our ability to estimate accurately the time and expense required to possess, renovate, repair, upgrade, and rent properties and to keep them maintained in rentable condition. In addition, market and regulatory environments relating to single-family residential properties have been changing rapidly, making future trends difficult to forecast. For example, an increasing number of home owners now wait for an eviction notice or eviction proceedings to commence before vacating foreclosed premises, which significantly increases the period between the acquisition and leasing of a foreclosed property. Such changes affect the accuracy of our assumptions and, in turn, may adversely affect our operating results.

The types of properties on which our acquisition strategy focuses have an increased risk of damage due to vandalism, mold and infestation, which may require extensive renovation prior to renting.

Our acquisition strategy predominately targets distressed single-family properties that often involve defaults by home owners on their home loan obligations. For multiple reasons, distressed properties may be in worse physical condition than other similar properties. When a homeowner falls behind on a mortgage, the homeowner may cease to maintain the property in good condition, may vandalize it, or may abandon the property altogether. Vacant and neglected homes are subject to increased risks of vandalism, theft, mold, infestation, general deterioration, illegal occupation, and other maintenance problems that may worsen without appropriate attention and remediation. We generally will not hire independent third-party home inspectors to inspect properties before purchase and will instead rely primarily on the acquisition employees of our Manager’s operating subsidiary to conduct detailed interior visual inspections when possible. These factors could cause our renovation costs to significantly exceed estimates, which may adversely affect our operating results.

Certain of our older properties may contain lead-based paint, which we may be required to remove or could expose us to liability, either of which would adversely affect our operating results.

Approximately 37% of the properties we owned as of December 31, 2013 are over 30 years old, and those premises may contain lead-based paint. The existence of lead paint is especially a concern in residential units and can cause health problems, particularly for children. A structure built prior to 1978 may contain lead-based paint and may present a potential exposure to lead; however, structures built after 1978 are not likely to contain lead-based paint. Federal and state laws impose certain disclosure requirements and restrict and regulate renovation activities on housing built before 1978. Violation of these restrictions could result in fines or criminal liability, and we could be subject to liability arising from lawsuits alleging personal injury or related claims. Although we attempt to comply with all such regulations, we have not conducted tests on the properties in our Initial Portfolio to determine the presence of lead-based paint and we cannot guarantee that we will not incur any material liabilities as a result of the presence of lead paint in our properties.

A substantial portion of our properties are purchased at auction, where we generally are not able to conduct a thorough inspection before purchasing the properties, and we may not accurately assess the extent of renovations required.

Over 60% of our properties owned as of December 31, 2013 were purchased at auction and we may purchase properties at auction in the future. When we purchase properties at auction, we generally do not have the opportunity to conduct interior inspections and may not be able to access a property to conduct more than the most cursory of exterior inspections. These inspection processes may fail to reveal major defects associated with properties we acquire, which may result in renovation and maintenance costs and time frames that exceed our estimates and negatively affect our financial results and earnings.

Properties acquired through bulk sales may subject us to the risk of acquiring properties that do not fit our target investment criteria and may be costly or time consuming to divest, which may adversely affect our operating results.

We have acquired and expect to continue to acquire properties purchased as portfolios in bulk from other owners of single-family properties. To the extent the management and leasing of such properties has not been consistent with our property management and leasing standards, we may be subject to a variety of risks, including risks relating to the condition of the properties, the credit quality and employment stability of the residents, and compliance with applicable laws, among others. In addition, financial and other information provided to us regarding such portfolios during our due diligence may be inaccurate, and we may not discover such inaccuracies until it is too late to seek remedies against such sellers. To the extent we timely pursue such remedies, we may not be able to successfully prevail against the seller in an action seeking damages for such inaccuracies. If we conclude that certain properties purchased in bulk portfolios do not fit our target investment criteria, we may decide to sell, rather than renovate and rent, these properties, which could take an extended period of time and may not result in a sale at an attractive price.

The costs and time to secure possession and control of a newly acquired property may exceed our current assumptions, increasing the costs and delaying our receipt of revenue from the property.

Upon acquiring a new property, we may have to evict occupants who are in unlawful possession before we can secure possession and control of the property. The holdover occupants may be the former owners or residents of a property, or they may be squatters or others who are illegally in possession. Securing control and possession from these occupants can be both costly and time-consuming. If these costs and delays exceed our expectations in a large proportion of our newly acquired properties, our financial performance may suffer because of the increased expenses or the unexpected delays incurred in turning the properties into revenue-producing assets.

We may not have control over timing and costs arising from renovation of properties, which may adversely affect our operating results and ability to make distributions to our stockholders.

Nearly all of our properties require some level of renovation immediately upon their acquisition or in the future following expiration of a lease or otherwise. We may acquire properties that we plan to extensively renovate. We may also acquire properties that we expect to be in good condition only to discover unforeseen defects and problems that require extensive renovation and capital expenditures. In addition, we will be required to make ongoing capital improvements and replacements and may need to perform significant renovations and repairs from time to time that resident deposits and insurance may not cover.

Our properties have infrastructure and appliances of varying ages and conditions. Consequently, we expect that our Manager will routinely retain independent contractors and trade professionals to perform physical repair work, and we will be exposed to all of the risks inherent in property renovation, including potential cost overruns, increases in labor and materials costs, delays by contractors in completing work, delays in the timing of receiving necessary work permits, certificates of occupancy, and poor workmanship. Although we do not expect that renovation difficulties on any individual property will be significant to our overall results, if our assumptions regarding the costs or timing of renovation across our portfolio prove to be materially inaccurate, our operating results and ability to make distributions to our stockholders may be adversely affected.

We may be subject to unknown or contingent liabilities or restrictions related to properties that we acquire for which we may have limited or no recourse.

Assets and entities that we have acquired or may acquire in the future may be subject to unknown or contingent liabilities for which we may have limited or no recourse against the sellers. Unknown or contingent liabilities might include liabilities for or with respect to liens attached to properties, unpaid real estate tax, utilities, or homeowners’ association, or HOA, charges for which a subsequent owner remains liable, clean-up or remediation of environmental conditions or code violations, claims of customers, vendors, or other persons dealing with the acquired entities, and tax liabilities. Purchases of single-family properties acquired at auction, in short sales, from lenders, or in bulk purchases typically involve few or no representations or warranties with respect to the properties and may allow us limited or no recourse against the sellers. Such properties also often have unpaid tax, utility, and HOA liabilities for which we may be obligated but fail to anticipate. As a result, the total amount of costs and expenses that we may incur with respect to liabilities associated with acquired properties and entities may exceed our expectations, which may adversely affect our operating results and financial condition.

Additionally, these properties may be subject to covenants, conditions, or restrictions that restrict the use or ownership of such properties, including prohibitions on leasing. We may not discover such restrictions during the acquisition process and such restrictions may adversely affect our ability to operate such properties as we intend.

Our operating performance is subject to risks associated with the real estate industry that could reduce the rent we receive, decrease the value of our properties, or adversely affect our financial condition.

Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Certain events may decrease cash available for dividends as well as the value of our properties. These events include:

•                  adverse changes in national or local real estate, economic, or demographic conditions;

•                  vacancies or our inability to rent our homes on favorable terms or at favorable rental rates;

•                  bankruptcies or adverse changes in the financial conditions of the residents of our properties;

•                  resident turnover or our inability to collect rent from residents;

•                  reduced demand for single-family home rentals and changes in the relative popularity of properties and neighborhoods;

•                  increased supply of single-family homes and availability of financing;

•                  increases in expenses, including insurance costs, labor costs, energy prices, real estate assessments, and other taxes and costs of compliance with laws, regulations, and governmental policies to the extent that we are unable to pass on these increases to our residents;

•                  changes in interest rates, availability, and terms of debt financing;

•                  the illiquidity of real estate investments generally;

•                  residents’ perceptions of the safety, convenience, and attractiveness of our properties and the neighborhoods where they are acquired;

•                  the ability or unwillingness of residents to pay rent increases;

•                  the effects of rent controls, stabilization laws and other laws or covenants regulating rental rates; and

•                  changes in, and changes in enforcement of, laws, regulations and governmental policies, including health, safety, environmental, rental property, zoning and tax laws, governmental fiscal policies, and the Americans with Disabilities Act of 1990.

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. If we cannot operate our properties to meet our financial expectations, our financial condition, results of operations, cash flow, per share trading price of our common stock, ability to satisfy our debt service obligations and ability to pay dividends to stockholders could be adversely affected.

Short-term leases of residential property may expose us to the effects of declining market rents.

Substantially all of our leases are of a duration of less than two years and are one year in the majority of cases. Because these leases permit the residents to leave at the end of the lease term without penalty, our rental revenues may be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves costs such as restoring the properties, marketing costs, and lower occupancy levels. Because we have a very limited operating history, we cannot accurately predict our turnover rate or the associated costs we will incur. Moreover, we cannot assure you that our leases will be renewed on equal or better terms or at all. If our residents do not renew their leases or abandon their leases during the lease term, we may experience lower than expected occupancy rates and some homes may remain vacant for extended periods of time.  Extended vacancy terms may apply downward pressure to rental rates as we may accept rental rates below our targets in order to incentivize residents to choose our homes or prevent the value of our homes from becoming impaired as a result of extended vacancy periods.  If either of our occupancy rates or rental rates decreases, our ability to generate positive cash flows may be negatively affected.

Our revenue and expenses are not directly correlated, and because a large percentage of our costs and expenses are fixed, we may not be able to adapt our cost structure to offset declines in our revenue.

Many of the expenses associated with our business, such as acquisition costs, renovation and maintenance costs, real estate taxes, HOA fees, personal and property taxes, insurance, utilities, personnel costs and benefits, and other general corporate expenses are fixed and do not necessarily decrease with a reduction in revenue from our business. Our assets are also prone to depreciation and will require a significant amount of ongoing capital expenditures. Our expenses and ongoing capital expenditures will also be affected by inflationary increases and certain of our cost increases may exceed the rate of inflation. By contrast, as described above, our rental income will be affected by many factors beyond our control such as the availability of alternative rental housing and economic conditions in our target markets. In addition, state and local regulations may require us to maintain properties that we own, even if the cost of maintenance is greater than the value of the property or any potential benefit from renting the property. As a result, we may not be able to fully offset rising costs and capital spending by raising rents, which could have a material adverse effect on our results of operations and cash available for distribution.

Our portfolio consists of properties that are geographically concentrated and any adverse developments in local economic conditions, the demand for single-family rental homes in these markets, or natural disasters may negatively affect our operating results.

Our portfolio consists of properties that are geographically concentrated in Arizona, California, Florida, Georgia, Nevada, North Carolina, Ohio, and Texas. As of December 31, 2013, approximately 60% of our properties were concentrated in only three markets — Phoenix, Atlanta, and Tampa. As such, we are susceptible to local economic conditions, other regulations, the supply of and demand for single-family rental properties, and natural disasters in these areas. If there is a downturn in the local economies, an oversupply of or decrease in demand for single-family rental properties in these markets or natural disasters in these geographical areas, our business could be materially adversely affected to a greater extent than if we owned a real estate portfolio that was more geographically diversified. We base an important part of our business plan on our belief that property values and operating fundamentals for single-family properties in most of our markets will improve significantly over the next several years. However, most of our markets experienced substantial economic downturns in recent years and could experience similar or worse economic downturns in the future. We can provide no assurance as to the extent property values and operating fundamentals in these markets will improve, if at all. If the recent economic downturn in these markets persists or if we fail to accurately predict the timing of economic improvement in these markets, the value of our properties could decline and our ability to execute our business plan may be adversely affected, which could adversely affect our financial condition, operating results and ability to make distributions to our stockholders.

A significant number of our residential properties are part of HOAs and we and our residents are subject to the rules and regulations of such HOAs, which may be arbitrary or restrictive, and violations of such rules may subject us to additional fees and penalties and litigation with such HOAs, which would be costly.

A significant number of the properties in our portfolio are located within HOAs, which are private entities that regulate the activities of and levy assessments on properties in a residential subdivision. HOAs in which we own properties may have or enact onerous or arbitrary rules that restrict our ability to renovate, market, or lease our properties or require us to renovate or maintain such properties at standards or costs that are in excess of our planned operating budgets. Such rules may include requirements for landscaping, limitations on signage promoting a property for lease or sale, or the use of specific construction materials used in renovations. Some HOAs also impose limits on the number of property owners who may rent their homes, which if met or exceeded, would cause us to incur additional costs to resell the property and opportunity costs of lost rental income. Many HOAs impose restrictions on the conduct of occupants of homes and the use of common areas, and we may have residents who violate HOA rules and for which we may be liable as the property owner. The boards of directors of the HOAs in which we own properties may not make important disclosures about the properties or may block our access to HOA records, initiate litigation, restrict our ability to sell our properties, impose assessments, or arbitrarily change the HOA rules. We may be unaware of or unable to review or comply with HOA rules before purchasing a property and any such excessively restrictive or arbitrary regulations may cause us to sell such property at a loss, prevent us from renting such property, or otherwise reduce our cash flow from such property, which would have an adverse effect on our returns on the property.

We may be subject to losses that are uninsurable, not economically insurable, or in excess of our insurance coverage.

We currently attempt to ensure that all of the properties we acquire are adequately insured to cover casualty losses. However, many of the policies covering casualty losses may be subject to substantial deductibles and carveouts, and we will be self-insured up to the amount of the deductibles and carveouts. Since some claims against us will not exceed the deductibles under our insurance policies, we will be effectively self-insured for some claims. We may not carry or may discontinue certain types of insurance coverage on some or all of our properties if the cost of premiums for such insurance in our judgment exceeds the value of the coverage discounted for the risk of loss.

Our properties may be damaged by adverse weather conditions and natural disasters such as earthquakes, tsunamis, wind, hail, floods, landslides, and fires. In addition, our properties may be subject to environmental liabilities and we will be exposed to personal liability for accidents which may occur on our properties. Our insurance may not be adequate to cover all damages or losses from these events, or it may not be economically prudent to purchase insurance for certain types of losses, such as hurricanes or earthquakes. As a result, we may incur significant costs in the event of adverse weather conditions and natural disasters or events which result in damage or injury. Because we tend to concentrate ownership in target markets, if we own numerous properties in an area affected by a natural disaster or similar catastrophic event, it could damage or destroy a substantial portion of our properties, and expose us to liabilities to our affected residents to immediately repair or replace their leaseholds on non-economic terms.

If we experience losses that are uninsured or exceed policy limits, we could incur significant uninsured costs or liabilities, lose the capital invested in the properties, and lose the anticipated future cash flows from those properties. In addition, our environmental or personal liability may result in losses substantially in excess of the value of the related property.

New or existing laws, regulations, and covenants that are applicable to our properties, including permit, license, and zoning requirements, may adversely affect our ability to make future acquisitions or renovations, result in significant costs or delays, and adversely affect our growth strategy.

Our properties are subject to various covenants and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers or HOAs, may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations. Among other things, these restrictions may relate to fire and safety, seismic, asbestos cleanup, or hazardous material abatement requirements. Existing regulatory policies may adversely affect the timing or cost of our future acquisitions or renovations, and additional regulations may increase such delays or result in additional costs. Our failure to obtain permits, licenses, and zoning approvals on a timely basis could have a material adverse effect on our business, financial condition, and results of operations.

Acquiring properties during periods when the single-family home sector is experiencing substantial inflows of capital and intense competition may result in inflated purchase prices and increase the likelihood that our properties will not appreciate in value and may, instead, decrease in value.

The allocation of substantial amounts of capital for investment in the single-family home sector and significant competition for income producing real estate may inflate the purchase prices for such assets. To the extent we purchased, or in the future purchase, real estate in such an environment, it is possible that the value of our properties may not appreciate and may, instead, decrease in value, perhaps significantly, below the amount we paid for such properties. In addition to macroeconomic and local economic factors, technical factors, such as a decrease in the amount of capital allocated to the single-family home sector and the number of investors participating in the sector, could cause the value of our properties to decline.

We are subject to tenant relief laws that may negatively affect our rental income and profitability.

Distressed properties that we purchase at auction are often occupied and may require us to evict the prior occupant of the premises. As landlord, we will also regularly be in the situation of having to evict residents who are not paying their rent or are otherwise in material violation of the terms of their leases. Eviction activities will impose legal and managerial expenses that will raise our costs. The eviction process is typically subject to legal barriers, mandatory “cure” policies and other sources of expense and delay. Additionally, state and local landlord-tenant laws may impose legal duties to assist tenants in relocating to new housing, or restrict the landlord’s ability to recover certain costs or charge residents for damage. Because such laws vary by state and locality, our regional and local property managers will need to be familiar with and take all appropriate steps to comply with all applicable landlord-tenant laws, and we will need to incur supervisory and legal expenses to insure such compliance. To the extent that we do not comply with state or local laws, we may be subjected to civil litigation filed by individuals, class action claims, or claims by state or local law enforcement.

Class action, tenant rights, and consumer demands and litigation may result in increased expenses and harm our financial results.

Numerous tenants’ rights and consumer rights organizations exist throughout the country and operate in our target markets, and as we grow in scale, we may attract attention from some of these organizations and become a target of legal demands or litigation. Many such consumer organizations have become more active and better funded in connection with mortgage foreclosure-related issues, and with the large settlements identified above and the increased market for single-family rentals arising from displaced homeownership, some of these organizations may shift their litigation, lobbying, fundraising and grass roots organizing activities to focus on landlord-tenant issues. While we intend to conduct our business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one state or multiple states to attempt to bring claims against us on a class action basis for damages or injunctive relief. We cannot anticipate what form such legal actions might take, or what remedies they may seek. Additionally, these organizations may lobby local county and municipal attorneys or state attorneys general to pursue enforcement or litigation against us, or may lobby state and local legislatures to pass new laws and regulations to constrain our business operations. If they are successful in any such endeavors, they could directly limit and constrain our business operations, and may impose on us significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions.

Poor resident selection and defaults by renters may negatively affect our financial performance and reputation.

Our success depends in large part upon our ability to attract and retain qualified residents. This will depend, in turn, upon our ability to screen applicants, identify good residents, and avoid residents who may default. We will inevitably make mistakes in our selection of residents, and we may rent to residents whose default on our leases or failure to comply with the terms of the lease or HOA regulations negatively affect our financial performance, reputation, and the quality and value of our properties. For example, residents may default on payment of rent, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, make use of our properties for illegal purposes, damage or make unauthorized structural changes to our properties which may not be fully covered by security deposits or insurance, refuse to leave the property when the lease is terminated, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors or eyesores, fail to comply with HOA regulations, sublet to less desirable individuals in violation of our leases, or permit unauthorized persons to live with them.

In the event of a resident default or bankruptcy, we may experience delays in enforcing our rights as landlord and obtaining possession of the premises, may incur legal, maintenance, and other costs in protecting our investment. In addition, we will incur turnover costs associated with re-leasing the properties such as marketing and brokerage commissions, will not collect revenue while the property sits vacant, and may be unable to re-lease the property at the rental rate previously received.

The process of evicting a defaulting resident from a family residence can be adversarial, protracted, and costly. Furthermore, some residents facing eviction may damage or destroy the property. Damage to our properties may significantly delay re-leasing after eviction, necessitate expensive repairs, or impair the rental income or value of the property, resulting in a lower than expected rate of return. Although our Manager attempts to work with residents to prevent such damage or destruction, there can be no assurance that our Manager will be successful. Such residents cause us not to achieve our financial objectives for the properties in which they live, may subject us to liability, and may damage our reputation with our other residents and in the communities where we do business.

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

Title defects could lead to material losses on our investments in our properties.

Our title to a property, especially those acquired at auction, may be challenged for a variety of reasons including allegations of defects in the foreclosure process. Title insurance may not prove adequate in these instances. We may continue to acquire a number of our homes on an “as is” basis at auctions or otherwise. When acquiring properties on an “as is” basis, title commitments are often not available prior to purchase, and title reports or title information may not reflect all senior liens, which may increase the possibility of acquiring houses outside predetermined acquisition and price parameters, purchasing residences with title defects and deed restrictions, HOA restrictions on leasing, or purchasing the wrong residence without the benefit of title insurance prior to closing. Although our Manager utilizes various policies, procedures, and practices to assess the state of title prior to purchase, there can be no assurance that these policies and procedures will be completely effective, which could lead to a material if not complete loss on our investment in such properties.

For properties we acquire through the foreclosure auction process, we do not obtain title commitments prior to purchase, and we are not able to perform the type of title review that is customary in acquisitions of real property. As a result, our knowledge of potential title issues will be limited, and no title insurance protection will be in place. This lack of title knowledge and insurance protection may result in third parties having claims against our title to such properties that may materially and adversely affect the values of the properties or call into question the validity of our title to such properties. Without title insurance, we are fully exposed to, and would have to defend ourselves against, such claims. Further, if any such claims are superior to our title to the property we acquired, we risk loss of the property purchased.

Increased scrutiny of title matters, particularly in the case of foreclosures, could lead to legal challenges with respect to the validity of the sale. In the absence of title insurance, the sale may be rescinded and we may be unable to recover our purchase price, resulting in a complete loss. Title insurance obtained subsequent to purchase offers little protection against discoverable defects because they are typically excluded from such policies. In addition, even if we are able to acquire title insurance on a property, the insurance may not cover all defects or the significant legal costs associated with obtaining clear title.

Any of these risks could adversely affect our operating results, cash flows, and ability to make distributions to our stockholders.

Eminent domain could lead to material losses on our investments in our properties.

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

Increasing real estate taxes, HOA fees, and insurance costs may negatively affect our financial results.

As a result of our substantial real estate holdings, the cost of real estate taxes and insuring our properties is a significant component of our expenses. In addition, a significant portion of the properties in our portfolio are subject to HOAs, which have the power to increase monthly charges and make assessments for capital improvements and common area repairs. Real estate taxes, HOA fees, and insurance premiums are subject to significant increases, which can be outside of our control. If the costs associated with real estate taxes, HOA fees, and assessments or insurance should rise significantly and we are unable to raise rents to offset such increases, our results of operations would be negatively impacted.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business we acquire and store sensitive data, including intellectual property, our proprietary business information and personally identifiable information of our prospective and current residents, our employees and third-party service providers in our branch offices and on our networks and website. The secure processing and maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage to our reputation, which could adversely affect our results of operations and competitive position.

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

Each year, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting. We may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may become subject to investigation or sanctions by the SEC. We are required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, for so long as we take advantage of the exemptions contained in the JOBS Act. We will remain an “emerging growth company” for up to five years after our initial public offering, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 31. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, or operating. Our remediation efforts may not enable us to avoid a material weakness in the future. In addition, to comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

We may not be able to effectively manage our growth, which requires significant resources, and failure to do so may have an adverse effect on our business and our financial results may be adversely affected.

We have a limited operating history and plan to continue to grow our own property portfolio and refine our operations. Our future operating results depend upon our ability to effectively manage this growth, which is dependent, in part, upon the ability of our Manager to:

•                  stabilize and manage an increasing number of properties and resident relationships while maintaining a high level of customer service and building and enhancing our brand;

•                  identify and supervise suitable third parties and internal offices on which our Manager relies to provide certain services to our properties;

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

Additionally, if we suffer harm as a result of the sellers of large portfolios breaching any of the representations, warranties, or covenants made by them in the documents governing the Formation Transactions, we may not be fully indemnified or have other recourse against them. Further, to the extent that we do have any claims at law or equity against them for such breaches, we cannot assure you that we will be able to obtain or enforce a judgment in our favor. Therefore, any breaches of their representations, warranties or covenants could adversely affect the value of the properties we acquired in the Formation Transactions and our financial results.

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

The initial terms of the management agreement with our Manager and the property management and acquisition services agreement with our Manager’s operating subsidiary only extend until December 19, 2015 and December 19, 2014, respectively. If these agreements are terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan.

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

The management agreement and the property management and acquisition services agreement each provide that our Manager and our Manager’s operating subsidiary, as applicable, may only manage single-family real estate portfolios that are owned by us, our subsidiaries, and any future joint venture in which we are an investor prior to December 19, 2015. After the expiration of this exclusivity period, however, our Manager and our Manager’s operating subsidiary will be free to manage single-family real estate portfolios owned by others. Our Manager and our Manager’s operating subsidiary have developed and will continue to develop expertise, systems, and relationships with third parties with respect to the acquisition, management, and leasing of single-family real estate in our target markets. If our Manager and our Manager’s operating subsidiary or another entity affiliated with these individuals were to manage other residential assets in the future, they may leverage the expertise and skills garnered as our Manager or our Manager’s operating subsidiary to compete directly with us for acquisition opportunities, financing opportunities, residents and in other aspects of our business, which could have an adverse effect on our business. Neither our Manager nor our Manager’s operating subsidiary have any fiduciary duties to us and there is no assurance that any conflicts of interest will be resolved in favor of our stockholders.

We believe that the success of our business requires a significantly higher level of hands-on day-to-day attention from our Manager and our Manager’s operating subsidiary. If our Manager and our Manager’s operating subsidiary were to manage other residential assets in the future, they would have less time available to devote to our business and may be unable to effectively allocate their time and other resources among multiple portfolios. Accordingly, the quality of services provided to us by our Manager or our Manager’s operating subsidiary could decline, which could adversely impact all aspects of our business, including our growth prospects, resident retention, occupancy or our results of operations.

The management agreement with our Manager and the property management and acquisition services agreement with our Manager’s operating subsidiary were not negotiated on an arm’s-length basis and may not be as favorable to us as if they had been negotiated with unaffiliated third parties.

The management agreement with our Manager and the property management and acquisition services agreement with our Manager’s operating subsidiary were negotiated between related parties, and their terms, including fees payable to our Manager and our Manager’s operating subsidiary, may not be as favorable to us as if they had been negotiated with unaffiliated third parties. The terms of these agreements and similar agreements may not solely reflect stockholders’ best interests and may be overly favorable to the other party to such agreements, including in terms of the substantial compensation to be paid to these parties under these agreements. Further, we may choose not to enforce, or to enforce less vigorously, our rights under the management agreement or the property management and acquisition services agreement because of our desire to maintain our ongoing relationships with our Manager, our Manager’s operating subsidiary, Pine River, and Provident.

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

Under the management agreement, our Manager maintains a contractual as opposed to a fiduciary relationship with us which limits our Manager’s obligations to us to those specifically set forth in the management agreement. The ability of our Manager (or its personnel) and its officers and employees to engage in other business activities may reduce the time our Manager spends managing us. In addition, unlike for directors, there is no statutory standard of conduct under the Maryland General Corporation Law, or the MGCL, for officers of a Maryland corporation. Instead, officers of a Maryland corporation, including officers who are employees of our Manager, are subject to general agency principals, including the exercise of reasonable care and skill in the performance of their responsibilities, as well as the duties of loyalty, good faith, and candid disclosure.

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

Termination of the management agreement with our Manager without cause is difficult and costly. The term “cause” is limited to certain specifically described circumstances. The management agreement provides that, in the absence of cause, we may only terminate it upon the vote of at least two-thirds of all of our independent directors in the event of unsatisfactory performance that is materially detrimental to us and after giving 180 days’ notice and providing our Manager with an opportunity to remedy any unsatisfactory performance.

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

The liability of our Manager, Pine River, and Provident are limited under the management agreement, and we have agreed to indemnify our Manager and its affiliates and advisers, including Pine River and Provident, against certain liabilities. As a result, we could experience poor performance or losses for which our Manager, Pine River and Provident would not be liable.

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

•                  increases in market interest rates, which may lead investors to seek alternative investments paying higher dividends or interest, or to demand a higher distribution yield for our common stock, and which would result in increased interest expense on our variable rate debt, if any;

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

Our revolving credit facility and any other debt we may employ in the future could expose us to additional risks, may impair our ability to pay dividends, and may adversely affect the market price of our common stock.

Our current revolving credit facility requires us to comply with various financial tests, including those relating to total liquidity and net worth. Future debt agreements we may enter into may have similar or additional provisions. In the event that we are unable to satisfy these requirements, we could be required to sell properties at a loss which could materially and adversely affect us. In addition, our current revolving credit facility documents contain, and we expect future debt agreements will contain, events of default, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness and other events of default customary for these types of agreements. Because credit agreements typically contain cross-default provisions, a default that occurs under any one agreement could allow the lenders under our other agreements to also declare a default. Any losses we incur on our repurchase agreements could materially and adversely affect us.

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

Compliance with the REIT distribution requirements may hinder our ability to grow, which could adversely affect the value of our common stock. Furthermore, we may find it difficult or impossible to meet distribution requirements in certain circumstances. The requirement to distribute most of our taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be used to make future acquisitions or capital expenditures, or (iv) make a taxable distribution of our shares as part of a distribution in which stockholders may elect to receive shares or cash, in order to comply with REIT requirements. These alternatives could adversely affect our economic performance.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

The following table provides a summary of our portfolio of single-family properties as of December 31, 2013:

Market	Number of Properties (1)	Aggregate Cost Basis (2) (thousands)	Average Cost Basis Per Property (thousands)	Average Age (in years) (3)	Average Square Footage
Phoenix	1,424	198,889	$140	24.2	1,636
Atlanta	1,000	123,938	124	16.9	2,011
Tampa	924	130,791	142	23.5	1,657
Northern CA (4)	384	71,902	187	44.4	1,401
Las Vegas	290	40,800	141	16.7	1,719
Columbus	284	29,651	104	35.7	1,417
Dallas	227	28,804	127	20.2	1,652
Orlando	215	32,632	152	24.9	1,681
Tucson	209	17,134	82	40.0	1,330
Southeast FL (5)	165	33,262	202	34.3	1,688
Southern CA (6)	156	23,383	150	43.0	1,346
Jacksonville	131	17,002	130	30.4	1,568
Charlotte	130	16,961	130	11.8	1,980
Houston	103	11,155	108	29.8	1,698

Totals	5,642	$776,304	138	25.6	1,675

(1)                                 Total properties exclude properties held for sale or sold by our TRS and any properties acquired in previous periods in sales that have been subsequently rescinded or vacated.

(2)                                 Aggregate cost includes all capitalized costs, determined in accordance with GAAP, incurred through December 31, 2013 for the acquisition, stabilization, and significant post-stabilization renovation of properties, including land, building, possession costs, and renovation costs.  Aggregate cost does not include accumulated depreciation.

(3)                                 As of December 31, 2013, approximately 19% of the properties in the combined portfolio were less than 10 years old, 26% were between 10 and 20 years old, 18% were between 20 and 30 years old, 17% were between 30 and 40 years old, 9% were between 40 and 50 years old, and 11% were more than 50 years old.

(4)                                 Northern California market currently consists of Contra Costa, Napa, and Solano counties.

(5)                                 Southeast Florida market currently consists of Miami-Dade, Broward, and Palm Beach counties.

(6)                                 Southern California market currently consists of Riverside and San Bernardino counties.

The following table summarizes the leasing status of our properties as of December 31, 2013:

Market	Number of Properties	Number of Stabilized Properties (1)	Properties Leased	Properties Vacant	Aggregate Portfolio Occupancy Rate	Stabilized Occupancy Rate	Average Monthly Rent (2)
Phoenix	1,424	1,423	1,350	74	94.8%	94.9%	$1,026
Atlanta	1,000	950	840	160	84.0%	88.4%	1,165
Tampa	924	916	902	22	97.6%	98.5%	1,215
Northern CA	384	383	370	14	96.4%	96.6%	1,478
Las Vegas	290	290	278	12	95.9%	95.9%	1,150
Columbus	284	193	104	180	36.6%	53.9%	1,112
Dallas	227	207	186	41	81.9%	89.9%	1,241
Orlando	215	194	189	26	87.9%	97.4%	1,247
Tucson	209	207	192	17	91.9%	92.8%	829
Southeast FL	165	124	117	48	70.9%	94.4%	1,760
Southern CA	156	155	145	11	92.9%	93.5%	1,148
Jacksonville	131	112	101	30	77.1%	90.2%	1,083
Charlotte	130	120	112	18	86.2%	93.3%	1,155
Houston	103	91	87	16	84.5%	95.6%	1,180

Totals	5,642	5,365	4,973	669	88.1%	92.7%	$1,162

(1)         We consider a property stabilized at the earlier of (i) its first authorized occupancy or (ii) 90 days after the renovations for such property are complete regardless of whether the property is leased. Properties acquired with in-place leases are considered stabilized even though such properties may require future renovation to meet our standards and may have existing residents who would not otherwise meet our resident screening requirements.

(2)         Average monthly rent for leased properties was calculated as the average of the contracted monthly rent for all leased properties as of December 31, 2013 and reflects rent concessions amortized over the life of the related lease.

Item 3.    Legal Proceedings.

From time to time, we are party to claims and routine litigation arising in the ordinary course of our business. We do not believe that the results of any such claims or litigation individually, or in the aggregate, will have a material adverse effect on our business, financial position, or results of operations.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the NYSE, under the symbol “SBY” since December 14, 2012.  Below is a summary of the high and low prices for our common stock for each quarterly period during calendar years ended December 31, 2013 and December 31, 2012, as reported on the NYSE:

Quarter Ended	High	Low
December 31, 2012	$19.84	$18.00
March 31, 2013	$22.40	$18.56
June 30, 2013	$21.84	$15.54
September 30, 2013	$17.66	$15.36
December 31, 2013	$16.34	$15.10

Holders

As of March 3, 2014, we had 134 holders of record of our common stock.  However, because many of our common shares are held by brokers and other institutions on behalf of stockholders, there are substantially more beneficial holders of our common stock than record holders.

Dividends

The following table presents cash dividends declared on our common stock from December 14, 2012 through December 31, 2013:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share
March 21, 2013	April 1, 2013	April 12, 2013	$0.01
June 20, 2013	July 1, 2013	July 12, 2013	0.01
September 19, 2013	October 1, 2013	October 11, 2013	0.01
December 19, 2013	December 30, 2013	January 10, 2014	0.01

We intend to make quarterly distributions to our common stockholders. U.S. federal income tax law requires that a REIT distribute annually at least 90% of its net taxable income, excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income, including capital gains.

Dividends and other distributions will be authorized by our board of directors in its sole discretion out of funds legally available therefor and will be dependent upon a number of factors, including actual results of operations, restrictions under Maryland law and our financial condition. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” including “Liquidity and Capital Resources — Revolving Credit Facility,” of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends in 2014 and thereafter.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2013 with respect to shares of our common stock that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding stock awards	Weighted-average exercise price of outstanding stock awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	—	—	783,833
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	783,833

Unregistered Sales of Equity Securities

On August 27, 2012, in connection with our organization, we issued 1,000 shares of our common stock to our Manager for total consideration of $1,000 in cash in order to provide for our initial capitalization. Such issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, pursuant to Section 4(2) thereof.  On December 19, 2012, we repurchased these shares from our Manager for $1,000.

On December 19, 2012, in connection with the Formation Transactions, we issued an aggregate of 23,917,642 shares of common stock and 27,459 common units in the Operating Partnership with an aggregate value of approximately $443.0 million, based on the initial public offering price of $18.50, to affiliates of Two Harbors and Provident in consideration for their contribution to us of equity interests in entities which owned residential real properties. In addition, we issued to Two Harbors 1,000 shares of our cumulative redeemable preferred stock with a $1.0 million aggregate liquidation preference in connection with the Formation Transactions. The issuance of such shares and common units was effected in reliance upon exemptions from registration provided by Section 4(2) of the Securities Act.

On December 31, 2013, we redeemed all limited partners in our Operating Partnership other than us and our affiliates by issuing 27,459 shares of common stock to such limited partners in exchange for a like number of common units in our Operating Partnership. The issuance of such shares was effected in reliance upon exemptions from registration provided by Section 4(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2013 — October 31, 2013	—	—	—	2,000,000
November 1, 2013 — November 30, 2013	204,530	$15.2930	204,530	1,795,470
December 1, 2013 — December 31, 2013(3)	53,823	$15.6474	46,238	1,749,232
Total	258,353	$15.3668	250,768	1,749,232

(1)   Includes commissions

(2)   These shares were repurchased under the Company’s share repurchase program announced on July 1, 2013, pursuant to which the Company is authorized to repurchase up to 2,500,000 shares of its common stock

(3)   Includes 7,585 shares withheld to settle tax withholding obligations related to the vesting of restricted stock awards at a price of $15.93 per share

Performance Graph

The following graph compares the stockholders’ cumulative total return, assuming $100 invested at December 14, 2012 (the first day of trading), with all reinvestment of dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard and Poor’s 500 Stock Index (“S&P 500”); and (iii) the stocks included in the MSCI REIT Index.

	Period Ending
Index	12/14/2012	12/31/2012	3/31/2013	6/30/2013	9/30/2013	12/31/2013
SILVER BAY REALTY TRUST CORP.	$100.00	$101.78	$113.54	$90.89	$86.01	$86.64
S&P 500	$100.00	$100.97	$111.68	$114.93	$120.96	$133.66
MSCI REIT INDEX	$100.00	$103.10	$111.42	$109.69	$106.40	$105.68

Item 6.     Selected Financial Data.

Our selected financial data set forth below should be read in conjunction with our consolidated financial statements and the accompanying notes included under Item 8 of this Annual Report on Form 10-K.  Our 2012 consolidated financial results include Silver Bay Property since it commenced formal operations and the Provident Entities since December 19, 2012, the date we acquired those entities. As a consequence, our financial results for 2012 are not indicative of future performance as they largely reflect the operations of Silver Bay Property, which began formal operations in February 2012 when it began acquiring single-family properties, and includes 12 days of results for the more stabilized portfolio of the Provident entities.

	At or for the Years Ended December 31,
(in thousands, except other data)	2013	2012
Statement of Operations and Comprehensive Loss Data:
Revenue:
Rental income	$47,953	$3,584
Other income	1,640	32
Total revenue	49,593	3,616
Expenses:
Property operating and maintenance	12,472	1,868
Real estate taxes	6,893	1,273
Homeowners’ association fees	1,129	391
Property management	11,991	459
Depreciation and amortization	20,235	2,106
Advisory management fee - affiliates	9,775	2,159
General and administrative	7,453	881
Interest Expense	2,911	—
Other	1,284	—
Net loss	$(24,550)	$(5,521)

Per Common Share and Share Information:
Loss per share (1) - basic and diluted:
Net loss attributable to common shares	$(0.63)	$(0.04)
Weighted average common shares outstanding	39,073,994	37,328,213
Dividends declared per common share	$0.04	$—
Balance Sheet Data:
Investments in real estate, net	$757,407	$418,693
Assets held for sale	6,382	—
Cash	43,717	228,139
Escrow deposits (2)	24,461	19,727
Total assets	846,078	677,302
Revolving credit facility	164,825	—
Total liabilities	187,118	16,889
10% cumulative redeemable preferred stock	1,000	1,000
Total equity	657,960	659,413

Other Data:
Net operating income (3)	$19,872	$(365)
Funds from operations (4)	(3,637)	(3,407)
Total properties owned	5,642	3,405
Aggregate occupancy percentage	88%	50%
Average monthly rent per leased property	$1,162	$1,148
Stabilized Properties (5):
Stabilized properties owned	5,365
Stabilized leased properties	4,973
Occupancy percentage	93%

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

(2)         Escrow deposits include refundable and non-refundable cash and earnest money on deposit with the Manager’s operating subsidiary and certain third party property managers for property purchases and renovation costs, earnest money deposits, and, at times, monies held at certain municipalities for property purchases. Escrow deposits in 2013 also include cash held in reserve at financial institutions, as required by the revolving credit facility.

(3)         We define net operating income, or NOI, as total revenue less property operating and maintenance, real estate taxes, homeowners’ association fees, property management expenses and certain other non-recurring, non-cash or unrelated non-operating expenses. NOI excludes depreciation and amortization, advisory management fees, general and administrative expenses, interest expense, and other expense.  Additionally, NOI excludes the 5% property management fee on certain costs and expenses incurred by our Manager’s operating subsidiary that are reimbursed by us, expensed acquisition fees and costs, and certain other non-recurring property management costs.

We consider NOI to be a meaningful financial measure, when considered with the financial statements determined in accordance with generally accepted accounting principles, or GAAP. We believe NOI is helpful to investors in understanding the core performance of our real estate operations. A reconciliation of NOI to net loss as determined in accordance with GAAP is located in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net Operating Income,” in this Annual Report on Form 10-K

(4)         Funds From Operations, or FFO, is a non-GAAP financial measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets.  The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss), computed in accordance with GAAP, excluding gains from sales of, and impairment losses recognized with respect to, depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated on the same basis to determine FFO. We calculate FFO attributable to common stockholders (diluted) by subtracting, if dilutive, redemption or repurchase related preferred stock issuance costs and dividends on preferred stock and adding back dividends/distributions on dilutive preferred securities and premiums or discounts on preferred stock redemptions or repurchases.

FFO should not be considered an alternative to net income (loss) or net cash flows from operating activities, as determined in accordance with GAAP, as indications of our performance or as measures of liquidity. This non-GAAP measure is not necessarily indicative of cash available to fund future cash needs. In addition, although we use this non-GAAP measure for comparability in assessing our performance against other REITs, not all REITs compute the same non-GAAP measure. A reconciliation of FFO to net loss attributable to common stockholders as determined in accordance with GAAP is located in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds From Operations,” in this Annual Report on Form 10-K

(5)         We consider a property stabilized at the earlier of (i) its first authorized occupancy or (ii) 90 days after the renovations for such property are complete regardless of whether the property is leased. Properties acquired with in-place leases are considered stabilized even though such properties may require future renovation to meet our standards and may have existing residents who would not otherwise meet our resident screening requirements.

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

Overview

We are an externally-managed Maryland corporation focused on the acquisition, renovation, leasing, and management of single-family properties in select markets in the United States. Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We generate virtually all of our revenue by leasing our portfolio of single-family properties. As of December 31, 2013, we owned 5,642 single-family properties, excluding properties held for sale, in Arizona, California, Florida, Georgia, Nevada, North Carolina, Ohio, and Texas, 88.1% of which were leased.

We are externally managed by our Manager. We rely on our Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business as we have no employees of our own. Our Manager is a joint venture of Pine River and Provident, and our Manager and its operating subsidiary together provide us with a comprehensive suite of investment, acquisition, and property management services, utilizing the combined expertise of Pine River and Provident.

We have elected to be treated as a real estate investment trust, or REIT, for U.S. federal tax purposes, commencing with, and in connection with the filing of our federal tax return for, our taxable year ended December 31, 2012. As a REIT, we generally are not subject to federal income tax on the taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state and local taxes on our income or property.  In addition, the income of any taxable REIT subsidiary, or TRS, that we own will be subject to taxation at regular corporate rates.

Silver Bay Realty Trust Corp. conducts its business and owns all of its properties through Silver Bay Operating Partnership L.P., or the Operating Partnership, a Delaware limited partnership. Silver Bay Realty Trust Corp.’s wholly owned subsidiary, Silver Bay Management LLC, or the General Partner, is the sole general partner of the Operating Partnership. Silver Bay Realty Trust Corp. has no material assets or liabilities other than its investment in the Operating Partnership.  As of December 31, 2013, Silver Bay Realty Trust Corp. owned, through a combination of direct and indirect interests, 100.0% of the partnership interests in the Operating Partnership.

Recent Highlights

We completed our initial public offering on December 19, 2012 in which we received net proceeds of approximately $263.0 million (including the closing of the underwriters’ overallotment option on January 7, 2013 by which we received net proceeds of approximately $34.5 million). In connection with our initial public offering, we also completed the Formation Transactions through which we acquired our Initial Portfolio of more than 3,300 single-family properties from Two Harbors and the owners of the Provident Entities.

In 2013, we grew our portfolio by 2,237 properties, increasing our gross investment in real estate by $355.7 million to $776.3 million. We also stabilized a significant number of properties, increasing the total number of stabilized properties to 5,365 with an occupancy rate as of December 31, 2013 of 92.7%. This increase drove aggregate portfolio occupancy from 50% at December 31, 2012 to 88.1% at December 31, 2013 and contributed to the revenue growth and margin expansion throughout the year. We reported Funds From Operations, or FFO, of $1.5 million in the fourth quarter of 2013, our first positive quarter of FFO.

In May 2013, certain of our subsidiaries entered into a $200.0 million revolving credit facility, which was amended on January 16, 2014 to increase the borrowing capacity to $350.0 million.  We have used the revolving credit facility for the acquisition, financing, and renovation of properties and for other general purposes. As of December 31, 2013, we had drawn down $164.8 million under our revolving credit facility.

Property Portfolio

Our real estate investments consist of single-family properties in select markets. As of December 31, 2013, we owned 5,642 single-family properties, excluding properties held for sale, in the following markets:

Market	Number of Properties (1)	Aggregate Cost Basis (2) (thousands)	Average Cost Basis Per Property (thousands)	Average Age (in years) (3)	Average Square Footage
Phoenix	1,424	198,889	$140	24.2	1,636
Atlanta	1,000	123,938	124	16.9	2,011
Tampa	924	130,791	142	23.5	1,657
Northern CA (4)	384	71,902	187	44.4	1,401
Las Vegas	290	40,800	141	16.7	1,719
Columbus	284	29,651	104	35.7	1,417
Dallas	227	28,804	127	20.2	1,652
Orlando	215	32,632	152	24.9	1,681
Tucson	209	17,134	82	40.0	1,330
Southeast FL (5)	165	33,262	202	34.3	1,688
Southern CA (6)	156	23,383	150	43.0	1,346
Jacksonville	131	17,002	130	30.4	1,568
Charlotte	130	16,961	130	11.8	1,980
Houston	103	11,155	108	29.8	1,698

Totals	5,642	$776,304	138	25.6	1,675

(1)                                 Total properties exclude properties held for sale or sold by our TRS and any properties acquired in previous periods in sales that have been subsequently rescinded or vacated.

(2)                                 Aggregate cost includes all capitalized costs, determined in accordance with GAAP, incurred through December 31, 2013 for the acquisition, stabilization, and significant post-stabilization renovation of properties, including land, building, possession costs and renovation costs.  Aggregate cost does not include accumulated depreciation.

(3)                                 As of December 31, 2013, approximately 19% of the properties in the combined portfolio were less than 10 years old, 26% were between 10 and 20 years old, 18% were between 20 and 30 years old, 17% were between 30 and 40 years old, 9% were between 40 and 50 years old, and 11% were more than 50 years old.

(4)                                 Northern California market currently consists of Contra Costa, Napa and Solano counties.

(5)                                 Southeast Florida market currently consists of Miami-Dade, Broward and Palm Beach counties.

(6)                                 Southern California market currently consists of Riverside and San Bernardino counties.

Factors likely to affect Silver Bay Results of Operations

Our results of operations and financial condition will be affected by numerous factors, many of which are beyond our control. The key factors we expect to impact our results of operations and financial condition include our pace and costs of acquisitions, the time and costs required to stabilize a newly-acquired property and convert the same to rental use, the age of our properties, rental rates, the varying costs of internal and external property management, occupancy levels, rates of resident turnover, home price appreciation, changes in homeownership rates, changes in homeowners’ association fees and real estate taxes, our expense ratios and our capital structure. Certain of these factors are described in greater detail below in Item 7 of this Annual Report on Form 10-K.

Industry Outlook

The housing market environment in our markets remains attractive for single-family property acquisitions and rentals. Pricing for housing in certain markets remains attractive and demand for housing is growing. At the same time, we continue to face relatively steady competition for new properties and residents from local operators and institutional managers.

Housing prices across all of our core markets have appreciated over the past year. Despite these gains, we believe housing in certain of our markets continues to provide attractive acquisition opportunities and remains inexpensive relative to replacement cost and affordability metrics.

MSA Home Price Appreciation (“HPA”)(1)

Source: Corelogic as of December 2013

Market	HPA (Peak to Trough) (2)	HPA (Peak to Current)	HPA (prior 12 months)	HPA (Prior 3 months)
Phoenix, AZ	-53%	-32%	14%	0%
Tucson, AZ	-43%	-33%	7%	-1%
Northern CA (3)	-60%	-42%	27%	5%
Southern CA (4)	-53%	-36%	22%	2%
Jacksonville, FL	-40%	-30%	9%	1%
Orlando, FL	-55%	-39%	14%	0%
Southeast FL (5)	-53%	-39%	14%	1%
Tampa, FL	-48%	-37%	10%	-1%
Atlanta, GA	-34%	-15%	15%	0%
Charlotte, NC	-17%	-1%	6%	-1%
Las Vegas, NV	-60%	-42%	25%	1%
Columbus, OH	-18%	-9%	4%	-1%
Dallas, TX	-14%	1%	10%	1%
Houston, TX	-13%	4%	11%	1%
National	-33%	-18%	11%	0%

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

(5)                       MSA used for Southeast FL is Fort Lauderdale-Pompano Beach-Deerfield Beach.

On the demand side, we anticipate continued strong rental demand for single-family homes. While new building activity has begun to increase, it remains below historical averages and we believe substantial under-investment in residential housing over the past six years will create upward pressure on home prices and rents as demand exceeds supply. We expect this will take time and will be uneven across markets, but we believe pricing will revert to replacement cost over time, which would be favorable to our total return profile.

Acquisitions

Our Manager’s ability to identify and acquire single-family properties that meet our investment criteria will be affected by home prices in our markets, the inventory of properties available through our acquisition channels, competition for our target assets, and our capital available for investment. We increased the number of properties in our portfolio by 67 and 2,237 properties in the three and twelve months ended December 31, 2013, respectively. Our acquisition rate decreased substantially beginning in the second quarter of 2013. We significantly curtailed new acquisitions in the third quarter of 2013 while we continued to focus on renovating and leasing our existing inventory. We began purchasing again at the end of the third quarter of 2013 in certain key markets and continued limited acquisitions in the fourth quarter of 2013 having substantially deployed available capital. On January 16, 2014, we increased the borrowings available under our revolving credit facility and intend to continue acquisitions in select markets in 2014 subject to the availability of additional debt or equity capital, among other factors.

Throughout 2013, the percentage of properties purchased at auction decreased substantially as our use of broker and bulk purchases increased. Auction purchases accounted for the acquisition of approximately 14% of the properties acquired in the second half of 2013. By comparison, 20% of the properties acquired in the second quarter of 2013, 55% of the properties acquired in the first quarter of 2013, and 70% of the properties acquired in 2012 were acquired at auction. We anticipate that auction purchases will continue to represent a decreasing percentage of 2014 acquisitions, which should allow us to take possession and renovate properties quicker and with better predictability in renovation costs than if we continued acquiring significant numbers of auction properties. For purposes of this discussion, “broker” refers to a purchase of a single property directly from the owner, including REO, short sales, and properties listed on a multiple listing service; “auction” refers to properties purchased at trustee or judicial auctions; and “bulk” refers to purchases of more than one property in a single sale directly from the owner, often an investor group, financial institution, or governmental agency, and may include future acquisitions of entire legal entities holding single-family properties.

Stabilization, Renovation, and Leasing

For most periods of 2013, many properties in our portfolio were not yet generating rental income.  Before an acquired property becomes an income producing asset, we must possess, renovate, market, and lease the property.  We refer to this process as property stabilization. We consider a property stabilized at the earlier of (i) its first authorized occupancy or (ii) 90 days after the renovations for such property are complete regardless of whether the property is leased. Properties acquired with in-place leases are considered stabilized even though such properties may require future renovation to meet our standards and may have existing residents who would not otherwise meet our resident screening requirements.

We stabilized 569 and 3,484 properties in the three and twelve months ended December 31, 2013, respectively. The average time to stabilization for our properties on a historical basis was 146 days (excluding properties acquired from the Provident Entities), and the average time to stabilization for properties stabilized in the fourth quarter of 2013 was 209 days, each increasing from the comparable average stabilization times as of September 30, 2013. This increased stabilization time on a sequential quarter basis and the higher quarterly average as compared to the portfolio average are each a function of our historic acquisition activity outpacing our historic renovation and leasing activity during our ramp-up, which resulted in our stabilizing longer held properties, many of which had increased renovation needs or longer times to possession as a result of evictions or challenges to our auction purchases, in the fourth quarter of 2013 as compared to the third quarter. Of the properties stabilized in the fourth quarter of 2013, the average time from acquisition to completion of renovation was 150 days and the average time from the completion of renovation until the lease effective date was 52 days compared to averages of 136 days and 39 days, respectively, for properties stabilized in the third quarter of 2013. The sequential quarter increase in the average time from acquisition to completion of renovation is attributable to the same factor that caused our average stabilization time to increase in sequential quarters as described above. The sequential quarter increase in the average time from completion of renovation to lease is attributable in part to a seasonal slowdown. The sum of the average time from acquisition to completion of renovation and the average time from completion of renovation to lease (202 days) differs from the average time to stabilization (209 days) because stabilized properties includes properties where renovations have been completed for at least 90 days even though they have not yet been leased and this cohort of properties had a shorter average time from acquisition to completion of renovation.

We do not believe the average renovation and stabilization times described above are indicative of our future renovation and stabilization capabilities. In the second half of 2013, we began taking steps to shorten the time between our acquisition of a property and the time it becomes a revenue-generating asset. As part of this change, we focused our new acquisitions predominately on broker transactions, which reduced many of the delays we historically faced in taking possession of properties purchased at auction and allowed us to start renovation within days of acquisition. These changes show promising results. The properties acquired in the third quarter were renovated in less than half the time as the average for those properties stabilized in the fourth quarter of 2013, and we expect the properties acquired in the fourth quarter of 2013 will have even better average renovation and stabilization times.

The following table summarizes the leasing status of our properties as of December 31, 2013:

Market	Number of Properties	Number of Stabilized Properties (1)	Properties Leased	Properties Vacant	Aggregate Portfolio Occupancy Rate	Stabilized Occupancy Rate	Average Monthly Rent (2)
Phoenix	1,424	1,423	1,350	74	94.8%	94.9%	$1,026
Atlanta	1,000	950	840	160	84.0%	88.4%	1,165
Tampa	924	916	902	22	97.6%	98.5%	1,215
Northern CA	384	383	370	14	96.4%	96.6%	1,478
Las Vegas	290	290	278	12	95.9%	95.9%	1,150
Columbus	284	193	104	180	36.6%	53.9%	1,112
Dallas	227	207	186	41	81.9%	89.9%	1,241
Orlando	215	194	189	26	87.9%	97.4%	1,247
Tucson	209	207	192	17	91.9%	92.8%	829
Southeast FL	165	124	117	48	70.9%	94.4%	1,760
Southern CA	156	155	145	11	92.9%	93.5%	1,148
Jacksonville	131	112	101	30	77.1%	90.2%	1,083
Charlotte	130	120	112	18	86.2%	93.3%	1,155
Houston	103	91	87	16	84.5%	95.6%	1,180

Totals	5,642	5,365	4,973	669	88.1%	92.7%	$1,162

(1)         We consider a property stabilized at the earlier of (i) its first authorized occupancy or (ii) 90 days after the renovations for such property are complete regardless of whether the property is leased. Properties acquired with in-place leases are considered stabilized even though such properties may require future renovation to meet our standards and may have existing residents who would not otherwise meet our resident screening requirements.

(2)         Average monthly rent for leased properties was calculated as the average of the contracted monthly rent for all leased properties as of December 31, 2013 and reflects rent concessions amortized over the life of the related lease.

Stabilized occupancy decreased slightly to 92.7% as of December 31, 2013 as compared to 94.7% as of September 30, 2013 as a result of poor leasing activity by our third party manager in Columbus. Our Manager’s operating subsidiary internalized management of this market in December 2013, and we expect improved leasing activity going forward.

In the quarter ended December 31, 2013, 374 properties turned over. This turnover number includes move-outs, evictions and lease breaks on our stabilized portfolio but excludes evictions of unauthorized residents at time of acquisition. Quarterly turnover for the three months ended December 31, 2013 was 7.0%. Quarterly turnover represents the number of properties turned over in the period divided by the number of properties in stabilized status as of quarter end (i.e. 5,365 properties for the three months ended December 31, 2013). We believe that our turnover rate is not indicative of future results on a stabilized portfolio and that the turnover rate will be higher in future periods because the large number of recently-leased and stabilized properties in our current portfolio results in a disproportionately small number of properties with expiring leases and thus lower potential turnover attributable to resident move-out. The total number of properties with lease expirations in the three months ended December 31, 2013 was 821, including properties with month-to-month occupancy in the period. Of these properties, 223 properties turned over (implying a 27.2% turnover rate).

Results of Operations

Comparisons to 2012 presented in our financial statements are not representative of a full year of operating activity and are not generally meaningful as our predecessor did not have substantial operations in 2012.  Additionally, our 2012 results included revenue and expenses related to properties owned by the Provident Entities for only 12 days of activity, from the date of the Formation Transactions through year-end.

The following are our results of operations for the years ended December 31, 2013 and 2012 along with the three months ended December 31, 2013 (unaudited) and September 30, 2013 (unaudited):

					Sequential Quarter Comparison
Income Statement Data (unaudited)	Year Ended December 31,		Three Months Ended December 31,	Three Months Ended September 30,	Three Months Ended December 31, 2013 vs September 30, 2013
(amounts in thousands except share data)	2013	2012	2013	2013	$ Change	% Change
Revenue:
Rental income	$47,953	$3,584	$16,409	$13,923	$2,486	17.86%
Other income	1,640	32	300	563	(263)	(46.71)%
Total revenue	49,593	3,616	16,709	14,486	2,223	15.35%

Expenses:
Property operating and maintenance	12,472	1,868	3,848	4,280	(432)	(10.09)%
Real estate taxes	6,893	1,273	2,000	1,761	239	13.57%
Homeowners’ association fees	1,129	391	282	286	(4)	(1.40)%
Property management	11,991	459	2,818	3,675	(857)	(23.32)%
Depreciation and amortization	20,235	2,106	6,174	5,683	491	8.64%
Advisory management fee - affiliates	9,775	2,159	2,179	2,166	13	0.60%
General and administrative	7,453	881	2,110	1,866	244	13.08%
Interest expense	2,911	—	1,764	989	775	78.36%
Other	1,284	—	594	142	452	318.31%
Total expenses	74,143	9,137	21,769	20,848	921	4.42%
Net loss	(24,550)	(5,521)	(5,060)	(6,362)	1,302	(20.47)%

Net loss attributable to noncontrolling interests - Operating Partnership	17	4	3	5	(2)	(40.00)%
Net loss attributable to controlling interests	(24,533)	(5,517)	(5,057)	(6,357)	1,300	(20.45)%
Preferred stock distributions	(100)	(3)	(25)	(25)	—	—
Net loss attributable to common stockholders	$(24,633)	$(5,520)	$(5,082)	$(6,382)	$1,300	(20.37)%

Loss per share - basic and diluted
Net loss attributable to common shares	$(0.63)	$(0.04)	$(0.13)	$(0.16)	$0.03	(18.50)%
Weighted average common shares outstanding	39,073,994	37,328,213	38,705,311	39,095,200	(389,889)	(1.00)%

Comprehensive loss:
Net loss	$(24,550)	$(5,521)	$(5,060)	$(6,362)	$1,302	(20.47)%
Other comprehensive loss:
Change in fair value of interest rate cap agreements	(276)	—	(33)	(243)	210	(86.42)%
Other comprehensive loss	$(276)	$—	$(33)	$(243)	$210	(86.42)%
Comprehensive loss	(24,826)	(5,521)	(5,093)	(6,605)	1,512	(22.89)%
Less comprehensive loss attributable to noncontrolling interests - Operating Partnership	17	4	3	5	(2)	(40.00)%
Comprehensive loss attributable to controlling interests	$(24,809)	$(5,517)	$(5,090)	$(6,600)	$1,510	(22.88)%

Other Data (1):
Net operating income	$19,872	$(365)	$8,292	$5,619	$2,673	47.57%
Funds from operations	(3,637)	(3,407)	1,459	(628)	2,087	(332.43)%

(1)             Net operating income, or NOI, and funds from operations, or FFO, are non-GAAP financial measures we believe, when considered with the financial statements determined in accordance with GAAP, are helpful to investors in understanding our performance as a REIT.  Reconciliations of NOI and FFO to net loss and net loss attributable to common stockholders prepared in accordance with GAAP, respectively, are found in this Item 7 under the headings “Net Operating Income” and “Funds From Operations”.

Revenue

We earn revenue primarily from rents collected from residents under lease agreements for our single-family properties.  These include short-term leases that we enter into directly with our residents, which generally have a term of one year.  The most important drivers of revenue (aside from portfolio growth) are rental and occupancy rates.  Our revenue may be affected by macroeconomic, local and property level factors, including market conditions, seasonality, resident defaults or vacancies, timing of renovation activities and occupancy of properties and timing to re-lease vacant properties.

Total revenue increased $2.2 million, or 15.4%, in the fourth quarter of 2013 on a sequential quarter basis.  Total revenue for 2013 increased $46.0 million over the prior year.  These increases were due primarily to the increase in the number of properties leased at December 31, 2013, as compared to the prior period ends.  We owned 4,973 leased properties as of December 31, 2013 as compared to 4,521 and 1,705 leased properties as of September 30, 2013 and December 31, 2012, respectively.  We achieved an average monthly rent for leased properties in our portfolio of $1,162 and $1,161 in the fourth and third quarters of 2013, respectively.

Expenses

Property Operating and Maintenance Expenses.  Property operating and maintenance expenses decreased $432,000, or 10.1%, in the fourth quarter of 2013 on a sequential quarter basis and increased $10.6 million in the year ended December 31, 2013, over the prior year.  Included in property operating and maintenance expenses are property insurance, bad debt, utilities and landscape maintenance on market ready properties not leased, repairs and maintenance, and expenses associated with resident turnover.  The decrease in this expense on a sequential quarter basis was due to reduced levels of carrying costs on market ready properties driven by our continued leasing activity, as well as property insurance recoveries received in the fourth quarter of 2013 related to damages incurred in previous quarters.

The increase in property operating and maintenance expenses from the prior year was attributable to the significant increase in the number of properties owned as of December 31, 2013 as compared to the prior year, as well as the full year of recognition of expenses on properties acquired from the Provident Entities.

Real Estate Taxes and Homeowners’ Association Fees.  Real estate taxes and homeowners’ association fees are expensed once a property is market ready.  Real estate taxes increased $239,000, or 13.6%, on a sequential quarter basis and increased $5.6 million in the year ended December 31, 2013 over the prior year.  The increase in real estate taxes was primarily attributable to the increase in the number of properties owned and in service in the three and twelve months ended December 31, 2013 as compared to the prior periods.

Homeowners’ association fees were flat in the fourth quarter of 2013 on a sequential quarter basis as substantially all properties located within homeowners’ associations were placed in service by the second quarter of 2013.  Homeowners’ association fees increase of $738,000 for the year ended December 31, 2013 over the prior year was primarily attributable to the increase in the number of properties owned and placed in service.

Property Management. We utilize a hybrid approach for property management, using our Manager’s operating subsidiary’s internal teams in Phoenix, Atlanta, Southeast Florida, and, as of December 2013, Columbus.  We use third party property managers in all our other markets.  The internal markets represent approximately half of our properties owned.

Expenses incurred for property management decreased $857,000, or 23.3%, in the fourth quarter of 2013 on a sequential quarter basis and increased $11.5 million in 2013 over 2012. The sequential quarter decrease in property management expenses was primarily due to a net decrease in personnel and consultant costs, a decrease in non-recurring software implementation costs related to our new property management system, a decrease in office costs, and a decrease in the 5% property management fee.  These decreases were partially off-set by an increase in property management fees paid to third parties due to a higher base of leased properties.  Non-recurring software implementation costs related to the new property management system totaled $280,000 and $970,000 for the three and twelve months ended December 31, 2013, respectively.  The increase in property management in 2013 over 2012 was due to the growth in our property management platform, inclusive of personnel, system, and office costs, as well as higher fees to third-party property managers corresponding with the increase in leased properties.

Rather than compensating our Manager’s operating subsidiary with commissions or fees based on rental income, we reimburse all costs and expenses of our Manager’s operating subsidiary incurred on our behalf, including the compensation of its property management, project management, and acquisition staff and related overhead, such as property management system costs.  In addition to these costs, we pay a property management fee to our Manager’s operating subsidiary equal to 5% of certain compensation and overhead costs incurred as a result of providing services to us, which reduces the amount of the advisory management fee paid to our Manager by the same amount. As a result of the pass-through arrangement under the property management and acquisition services agreement, the costs related to the property management, project management, and acquisition services provided in the markets where our Manager’s operating subsidiary uses an internal team are largely tied to the compensation and related overhead of our Manager’s operating subsidiary’s property management and acquisitions staff as opposed to a fee based upon rented properties. Of the $2.8 million and $12.0 million in property management expenses incurred in the three and twelve months ended December 31, 2013, approximately $2.0 million and $9.7 million were attributable to amounts owing to our Manager or our Manager’s operating subsidiary for the services described above, including $116,000 and $645,000, respectively, attributable to the 5% property management fee. The property management fees incurred in the three and twelve months ended December 31, 2013 related to our Manager’s internal property management teams as a proportion of revenue for the period are not representative of a steady-state portfolio because of the need for a larger leasing infrastructure in our ramp up mode, because of certain non-recurring costs related to our property management software system implementation, and because our Manager’s existing oversight and internal property management infrastructure has capacity to support more leased and stabilized properties. We expect our leverage of the internal property management cost structure to continue to improve as we reach steady-state operations and as we streamline our leasing operations.

In addition to the $2.0 million and $9.7 million incurred for our Manager’s property management services in the three and twelve months ended December 31, 2013, respectively, we incurred charges with the Manager’s operating subsidiary of $237,000 and $4.1 million, respectively, in acquisition and project management fees related to renovation which were capitalized as part of property acquisition and renovation costs, and $42,000 and $212,000 for leasing services, respectively, which are reflected as other assets and are being amortized over the life of the related leases (typically one year).

The remaining amounts in property management fees of approximately $770,000 and $2.3 million for the three and twelve months ended December 31, 2013, respectively, were incurred to reimburse our Manager’s operating subsidiary for expenses payable to third-party property managers or as payments due directly to third-party property managers. The sequential quarter increase in third-party property management fees of $100,000 is attributable to the increase in rental income on properties managed by third parties during the three months ended December 31, 2013 as compared to the prior quarter.  Property management and acquisition fees in markets where we use third parties to perform services are based on our contractual arrangements with these third parties, which generally have one-year terms with month-to-month renewals.  Certain third parties providing acquisition services are paid a commission based upon properties acquired on our behalf.  Third-party property management arrangements include fees based on a percentage of rental income and other fees collected from our residents and, in some cases, fees for renovation oversight and leasing activities.

Depreciation and amortization.  Depreciation and amortization includes depreciation on real estate assets placed in service and amortization of deferred lease fees and in-place leases.  Depreciation and amortization increased $491,000, or 8.6%, on a sequential quarter basis, primarily as a result of the increased number of properties being depreciated in the fourth quarter of 2013.  Depreciation and amortization increased $18.1 million in 2013, as compared to 2012, primarily as a result of the increased number of properties placed in service and amortization of the Provident in-place leases acquired in the Formation Transactions.  Amortization expense for the Provident in-place leases, which are substantially amortized as of December 31, 2013, was $227,000 and $2.0 million for the three and twelve months ended December 31, 2013, respectively.  We expect depreciation expense will increase in future periods as we continue to acquire additional properties and place them into service.

Advisory Management Fee.  We rely on our Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business because we have no employees of our own.  Our Manager performs these services for us, and together with our Manager’s operating subsidiary, provides us with a suite of investment, acquisition, and property management services, utilizing the combined expertise of Pine River and Provident. We pay our Manager a quarterly advisory management fee equal to 0.375% (a 1.5% annual rate) of our average fully-diluted market capitalization during the preceding quarter less any property management fee paid to our Manager’s operating subsidiary.

As part of the Formation Transactions, we were required to make payments of cash to both Two Harbors and the prior members of the Provident Entities as additional purchase price consideration.  The total amount paid to Two Harbors and the prior members of the Provident Entities was equal to 50% of the advisory management fee payable to the Manager during the first year after our initial public offering (before adjustment for the 5% property management fees received by our Manager’s operating subsidiary), subject to an aggregate amount payable to Two Harbors of no more than $4.0 million. The cash payments were required to be made quarterly in conjunction with the payment of the advisory management fee and reduced the amounts payable to our Manager by the same amount, thus the payments did not have a net impact on our obligations.  The amounts paid to Two Harbors and the prior members of the Provident Entities was based upon the relative values they each provided as part of the Formation Transactions, which were approximately 73.6% and 26.4% respectively.

Advisory management fees, net of the 5% property management fee described above, increased $13,000, or .6%, in the fourth quarter of 2013 on a sequential quarter basis as a result of a slight increase in our average fully-diluted market capitalization due to the increase in our stock price in the fourth quarter of 2013, partially off-set by a 1.0% reduction in average shares outstanding due to our stock buy-back program.

During the fourth quarter of 2013, we expensed $2.2 million in advisory management fees, net of the 5% property management fee.  This included $264,000 and $734,000, respectively, in advisory management fees to the prior members of the Provident Entities and Two Harbors, as additional consideration, and $1.2 million in advisory management fees to our Manager.  The advisory management fees expensed in the fourth quarter and payable to the prior members of the Provident Entities and Two Harbors represent the final consideration to said entities as part of the Formation Transactions.

During 2013, we expensed $9.8 million in advisory management fees, net of the 5% property management fee. This included $1.3 million and $3.7 million, respectively, in advisory management fees to the prior members of the Provident Entities and Two Harbors, as additional consideration, and $4.8 million in advisory management fees to our Manager.

Prior to the Formation Transactions, advisory management fees incurred by our Predecessor were allocated from Two Harbors to our Predecessor based on 1.5% of contributed capital on an annualized basis and are not generally comparable to the advisory management fees incurred by us in 2013.  During 2012, we incurred $2.2 million in advisory management fees, of which $1.8 million was incurred prior to the Formation Transactions and $400,000 was incurred under our new agreement.  Of the $400,000 incurred under our new agreement, $49,000 and $136,000 was owed to the prior members of the Provident Entities and Two Harbors, respectively, and $175,000 was due to our Manager.

General and Administrative Expense.  General and administrative costs include those costs related to being a public company and costs incurred under the management agreement with our Manager. Under the management agreement, we pay all costs and expenses of our Manager incurred in the operation of its business, including all costs and expenses of running the company, all compensation costs (other than for our Chief Executive Officer and personnel providing data analytics directly supporting the investment function), and all costs under the shared services and facilities agreement between our Manager and Pine River. General and administrative expense increased $244,000, or 13.1%, in the fourth quarter of 2013 on a sequential quarter basis as a result of an increase in public company costs and certain one-time legal and professional fees, offset by a decrease in certain consulting and personnel costs. General and administrative expense increased $6.6 million in 2013 over 2012 as a result of increased reimbursement obligations to our Manager for compensation and other expenses in addition to increased public company expenses and professional fees.  Prior to the Formation Transactions, Two Harbors allocated certain direct general and administrative expenses (primarily professional fees and travel costs) to the Company.  General and administrative expenses incurred by our Predecessor prior to our formation are not generally comparable to those we incur today.

Interest Expense.  Our revolving credit facility was executed in late May 2013 and we had no interest expense in 2012 because we had no debt.  Interest expense includes interest incurred on the outstanding balance of our revolving credit facility, an unused line fee on the undrawn amount of the revolving credit facility, and amortization of deferred financing fees, net of certain amounts capitalized for properties undergoing renovation activities.  Interest expense increased $775,000, or 78.4%, on a sequential quarter basis as a result of the increase in the amount outstanding on the revolving credit facility and a decrease in the amount of interest capitalized for the quarter, driven by the declining number of properties subject to renovation.  While it will remain subject to our renovation activity, we expect interest expense will increase in future periods as we continue to draw on our revolving credit facility, which had the borrowing capacity increased to $350.0 million from $200.0 million in the first quarter of 2014.

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make certain judgments and assumptions, based on information available at the time of our preparation of the financial statements, in determining accounting estimates used in preparation of the statements. Our significant accounting policies are described below.

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

Revenue Recognition

We lease our single-family properties under operating leases. The lease periods are generally short-term in nature (one or two years) and reflect market rental rates.  Generally, credit investigations are performed for prospective residents and security deposits are obtained. Rental income, net of concessions and sales tax, is recognized on a straight-line basis over the term of the lease.

Real Estate Acquisition Valuation

Property acquired not subject to an existing lease is recorded at the purchase price, including acquisition costs, allocated between land and building based upon their fair values at the date of acquisition. Property acquired with an existing lease is recorded at fair value (which usually approximates the purchase price), allocated to land, building and the existing lease based upon their fair values at the date of acquisition, with acquisition costs expensed as incurred. Fair value is determined under the guidance of ASC 820, Fair Value Measurements and Disclosures, primarily based on unobservable market data inputs, which are categorized as Level 3 valuations. In making our estimates of fair value for purposes of allocating purchase price, we utilize our own market knowledge and published market data. We utilize information obtained from county tax assessment records to develop regional averages to allocate the fair value to land and building. The estimated fair value of acquired in-place leases are the costs we would have incurred to lease the property at the date of acquisition, based upon our current leasing activity.

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

Impairment of Real Estate

We evaluate our long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the net carrying amount of a property. Significant indicators of impairment may include declines in homes values, rental rate and occupancy and significant changes in the economy. We make our assessment at the individual property level because it represents the lowest level of cash flows. We prepare our future undiscounted cash flow analysis using estimates based on current rental rates, renewals and occupancy and using inputs from our annual long-range planning process and historical performance.

When preparing these estimates, we consider each property’s historical results, current operating trends, current market conditions, anticipated future capital expenditures and remaining useful life. These estimates may be impacted by variable factors including inflation, expected rental rates, the general health of the economy and market competition. If the sum of the estimated undiscounted cash flows is less than the net carrying amount of the property, we record an impairment loss for the difference between the estimated fair value of the individual property and the carrying amount of the property at that date. To determine the estimated fair value, we consider both recent comparable homes sales and the use of discounted projected future cash flows. The rates used to discount projected future cash flows reflect a weighted average cost of capital that a market participant would incur.

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

Depreciation of Investment in Real Estate

Our real estate assets are carried on the balance sheets at cost less accumulated depreciation.  Depreciation of real estate is computed on the straight-line basis over the estimated useful lives of the assets, which is generally 27.5 years, with no salvage value.

Income Taxes

Our financial results are generally not expected to reflect provisions for current or deferred income taxes, except for those taxable benefits or provisions recognized by our taxable REIT subsidiary. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be realized.  A valuation allowance is provided if we believe it is more likely than not that all or some portion of our deferred tax assets will not be realized.  Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change judgment about the ability to realize the related deferred tax asset is included in the provision when such changes occur.

We plan to operate in a manner that will allow us to qualify for taxation as a REIT. As a result of our expected REIT qualification, we do not generally expect to pay U.S. federal corporate level taxes. Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to U.S. federal, state and local income taxes on REIT taxable income.

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

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, fund and maintain our assets and operations, make interest payments and make distributions to our stockholders and other general business needs. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Our near-term liquidity requirements consist primarily of acquiring and renovating properties, funding our operations, and making interest payments and distributions to our stockholders.

Our liquidity and capital resources as of December 31, 2013 consisted of cash of $43.7 million, escrow deposits of $24.5 million, and $35.2 million available under our revolving credit facility.  Escrow deposits primarily include refundable and non-refundable cash and earnest money on deposit with the Manager’s operating subsidiary and certain third party property managers for property purchases and renovation costs, earnest money deposits, and at times, monies held at certain municipalities for property purchases.  Escrow deposits also include cash held in reserve at financial institutions, as required by our revolving credit facility, of $12.2 million at December 31, 2013.  As of December 31, 2013, for properties acquired through individual broker transactions that involve submitting a purchase offer, we had offers accepted to purchase residential properties for an aggregate amount of $3.7 million; however, not all of these properties are certain to be acquired because properties may fall out of escrow through the closing process for various reasons.

We believe the cash flows from operations together with current cash and funds available under our revolving credit facility will be sufficient to fund the anticipated needs of our operations and fund any existing contractual obligations to purchase properties and renovate our portfolio of properties in 2014.  We may also opportunistically utilize the capital markets to raise additional capital including through the issuance of debt and equity securities (including the issuance of common units in the Operating Partnership) and securitizations in the future, but there can be no assurance that we will be able to access adequate liquidity sources on favorable terms or at all.

Revolving Credit Facility

As of December 31, 2013, certain of our subsidiaries had a $200.0 million revolving credit facility with Bank of America, National Association and JPMorgan Chase Bank, National Association.  The revolving credit facility matures in May 2016 and bears interest at a varying rate of the London Interbank Offered Rate, or LIBOR, plus 3.50% subject to a LIBOR floor of 0.5%.  On January 16, 2014, the revolving credit facility was amended to increase the borrowing capacity to $350.0 million.  All other material terms of the revolving credit agreement remain unchanged.

At December 31, 2013, there was $164.8 million outstanding under the facility and $35.2 million available for borrowing.  We are able to draw up to 55% of the aggregate value of the eligible properties in the borrowing subsidiaries’ portfolios based on the lesser of (a) the value of the properties or (b) the original purchase price plus certain renovation and other capitalized costs of the properties. Proceeds from the revolving credit facility may be used for the acquisition, financing, and renovation of properties, and other general purposes.

All amounts outstanding under the revolving credit facility are collateralized by the equity interests and assets of certain of our subsidiaries, or pledged subsidiaries. The amounts outstanding under the revolving credit facility and certain obligations contained therein are guaranteed by Silver Bay Realty Trust Corp. and the Operating Partnership only in the case of certain bad acts (including bankruptcy) and up to $20.0 million for completion of certain property renovations, as outlined in the credit documents. The pledged subsidiaries are required to pay a monthly fee in connection with the revolving credit facility based upon the unused portion of the facility, certain fees assessed in connection with establishing the facility and other fees specified in the revolving credit facility documents. The pledged subsidiaries are separate legal entities, but continue to be reported in the Company’s consolidated financial statements. As long as the revolving credit facility is outstanding, the assets of the pledged subsidiaries are not available to satisfy the other debts and obligations of the pledged subsidiaries or the Company. However the Company is permitted to receive distributions from the pledged subsidiaries as long as the Company and the pledged subsidiaries are current with all payments and in compliance with all other obligations under the revolving credit facility.

The revolving credit facility does not contractually restrict our ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. For example, in the final year of the revolving credit facility, all cash generated by the properties in the pledged subsidiaries must be used to pay down the principal amount outstanding under the revolving credit facility. As of the date of this Annual Report on Form 10-K, substantially all of our properties are held by pledged subsidiaries. The revolving credit facility documents require us to meet certain quarterly financial tests pertaining to total liquidity and net worth and contain customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness. We must maintain total liquidity of $25.0 million and a net worth of at least $125.0 million, as determined in accordance with our revolving credit facility, at all times.

During 2013, in connection with our revolving credit facility, we entered into interest rate cap agreements with an aggregate notional amount of $170.0 million and a LIBOR cap of 3.00% at an aggregate purchase price of $533,000 to manage interest rate risk associated with our revolving credit facility.  On February 5, 2014, we entered into an additional interest rate cap agreement with a notional amount of $75.0 million and a LIBOR cap of 3.00%, at a purchase price of $100,000.

Operating Activities

Net cash used by operating activities during 2013 was $15.4 million compared to net cash used by operating activities of $5.7 million during 2012.  Our operating cash flows during 2013 were impacted by our net loss, reserves provided under the revolving credit facility, and cash on hand with our property managers for operations, offset partially by the depreciation and amortization add back. Our operating cash flows during 2012 were impacted by our net loss and cash provided to our property managers for operations, partially offset by the depreciation and amortization add backs and increases in accounts payable and accrued liabilities due to our growth and portfolio expansion.

During 2013, we generated a deferred tax asset related to activity in our TRS.  We periodically review the recoverability of our deferred tax assets to determine whether such assets meet the “more-likely-than-not” recognition criteria.  As of December 31, 2013, we provided a full deferred tax asset valuation allowance of approximately $864,000 against our deferred tax assets because we believe they do not currently meet the “more-likely-than-not” realizability test.  We will continue to review the recoverability of our deferred tax assets, and based on such periodic reviews, could change the valuation allowance related to our deferred tax assets in the future.

Investing Activities

Net cash used by investing activities during 2013 was $350.9 million and was primarily the result of us executing our acquisition and renovation strategies on newly acquired properties. We used $267.8 million for property acquisitions and another $100.2 million on capital improvements, of which $97.6 million was attributable to our initial renovation of properties, which includes properties purchased in a bulk purchase that have been renovated for the first time, and $2.6 million was attributable to capital improvements made to properties that had been previously renovated. The average purchase price for properties was approximately $115,000 for all properties placed in service since our Predecessor commenced operations through December 31, 2013.

The average renovation cost per property was approximately $27,000 or 24.1% of the purchase price for all properties placed in service since our Predecessor commenced operations through December 31, 2013, including properties acquired with an in place lease but excluding properties acquired from the prior members of the Provident Entities.  Our average renovation cost per property has trended up from the third quarter of 2013. As we are nearing the end of our initial stabilization phase the remaining properties in our portfolio have more substantial renovation needs. These renovation costs include capitalized expenditures for renovations, property taxes, insurance homeowners’ association dues, interest, costs required to gain possession of the property and other capitalized expenditures until the property is ready for its intended use.

Cash used in investing activities in 2012 was $318.9 million and was primarily the result of us executing our acquisition and renovation strategies on newly acquired properties. We used $276.7 million for property acquisitions and another $30.5 million on capital improvements.

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

Financing Activities

Net cash provided by financing activities during 2013 was $181.9 million and was primarily attributable to proceeds from our revolving credit facility of $164.8 million and to a lesser extent the net proceeds from the exercise of the underwriters’ overallotment option in our initial public offering of $34.5 million, reduced by $11.6 million in repurchases of our common stock and deferred financing fees of $4.0 million. We used these net proceeds from our revolving credit facility and the underwriters’ overallotment to invest in residential properties and for other general corporate purposes.

Cash provided by financing activities in 2012 was $552.5 million and was primarily attributable to the net proceeds from our initial public offering and capital contributions of $324.0 million from our Predecessor as part of the Formation Transactions. We received net proceeds from our offering of approximately $228.5 million, which amount was used to invest in residential properties and other general corporate purposes.

We have an obligation to pay dividends on our outstanding 10% cumulative redeemable preferred stock with a $1.0 million aggregate liquidation preference in preference to dividends paid on our common stock.  We declared $106,000 in preferred dividends during 2013.

We have elected to be treated as a REIT for U.S. federal income tax purposes.  As a REIT, under U.S. federal income tax law we are required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income. Subject to the requirements of the Maryland General Corporation Law, we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our board of directors, which in the aggregate approximately equal our REIT taxable income in the relevant year.  As of December 31, 2013, we declared $385,000 in common stock dividends and $275 in distributions on the common units, which were paid on January 10, 2014.

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

Aggregate Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from certain contractual obligations, as of December 31, 2013:

(in thousands)	Total	Less than One Year	One to Three Years
Purchase Obligations (1)	$3,749	$3,749	$—
Debt Obligations (2)	164,825	—	164,825
Total	$168,574	$3,749	$164,825

(1)         Reflects accepted offers on purchase contracts for properties acquired through individual broker transactions that involve submitting a purchase offer. Not all of these properties are certain to be acquired as properties may fall out of escrow through the closing process for various reasons.

(2)         Reflects amounts outstanding under our revolving credit facility, which has a May 2016 maturity date.

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

Certain of our properties are located in communities that are subject to homeowners’ association fees. These fees are billed monthly, quarterly, semi-annually or annually depending upon the homeowners’ association and are subject to annual fee adjustments. The fees cover the costs of maintaining common areas and are generally paid for by us.

Our Manager enters into certain contracts related to office space leases for which we reimburse its expenses.

Net Operating Income

We define net operating income, or NOI, as total revenue less property operating and maintenance, real estate taxes, homeowners’ association fees, property management expenses, and certain other non-recurring, non-cash or unrelated non-operating expenses. NOI excludes depreciation and amortization, advisory management fees, general and administrative expenses, interest expense, and other expenses.  Additionally, NOI excludes the 5% property management fee on certain costs and expenses incurred by our Manager’s operating subsidiary that are reimbursed by us because it more closely represents additional advisory management fee, non-cash share based property management stock compensation, expensed acquisition fees and costs, and certain other non-recurring property management costs.

We consider NOI to be a meaningful financial measure, when considered with the financial statements determined in accordance with U.S. GAAP. We believe NOI is helpful to investors in understanding the core performance of our real estate operations.

The following is a reconciliation of our NOI to net loss as determined in accordance with GAAP for the three months ended December 31, 2013 and the years ended December 31, 2013 and 2012:

	Three Months Ended	Year Ended	Year Ended
	December 31, 2013	December 31, 2013	December 31, 2012
Net loss	$(5,060)	$(24,550)	$(5,521)
Depreciation and amortization	6,174	20,235	2,106
Advisory management fee - affiliates	2,179	9,775	2,159
General and administrative	2,110	7,453	881
Other	594	1,284	—
Interest expense	1,764	2,911	—
5% property management fee	116	645	10
Acquisition fees and costs expensed	130	840	—
Non-recurring system implementation costs	278	971	—
Other property management adjustments	7	308	—
Net operating income	$8,292	$19,872	$(365)

NOI should not be considered an alternative to net loss or net cash flows from operating activities, as determined in accordance with GAAP, as indications of our performance or as measures of liquidity. Although we use this non-GAAP measure for comparability in assessing our performance against other REITs, not all REITs compute the same non-GAAP measure. Accordingly, there can be no assurance that our basis for computing this non-GAAP measure is comparable with that of other REITs.

Funds From Operations

Funds From Operations, or FFO, is a non-GAAP financial measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets.  The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss), computed in accordance with GAAP, excluding gains from sales of, and impairment losses recognized with respect to, depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated on the same basis to determine FFO. We calculate FFO attributable to common stockholders (diluted) by subtracting, if dilutive, redemption or repurchase related preferred stock issuance costs and dividends on preferred stock and adding back dividends/distributions on dilutive preferred securities and premiums or discounts on preferred stock redemptions or repurchases.

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

Accordingly, there can be no assurance that our basis for computing this non-GAAP measure is comparable with that of other REITs. This is due in part to the differences in capitalization policies used by different companies and the significant effect these capitalization policies have on FFO.  Real estate costs incurred in connection with real estate operations which are accounted for as capital improvements are added to the carrying value of the property and depreciated over time, whereas real estate costs that are expenses are accounted for as a current period expense.  This affects FFO because costs that are accounted for as expenses reduce FFO.  Conversely, real estate costs associated with assets that are capitalized and then subsequently depreciated are added back to net income to calculate FFO.

The following table sets forth a reconciliation of the Company’s net loss attributable to common stockholders as determined in accordance with GAAP and its calculation of FFO for the three months ended December 31, 2013 and the years ended December 31, 2013 and 2012.  Also presented is information regarding the weighted-average number of shares of our common stock outstanding used for the basic and diluted computation per share (amounts in thousands, except share and per-share amounts):

	Three Months Ended	Year Ended	Year Ended
	December 31, 2013	December 31, 2013	December 31, 2012
Net loss attributable to common stockholders	$(5,082)	$(24,633)	$(5,520)
Noncontrolling interests - Operating Partnership	(3)	(17)	4
Preferred distributions	25	100	3
Depreciation and amortization	6,174	20,235	2,106
Other	345	678	—
Funds from operations	1,459	(3,637)	(3,407)
Basic and diluted weighted average common shares outstanding	38,705,311	39,073,994	37,328,213
FFO per common share - basic and diluted	$0.04	$(0.09)	$(0.09)

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Our future revenue, cash flows and fair values relevant to certain financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The outstanding debt under our revolving credit facility has a variable interest rate. We are therefore most vulnerable to changes in short-term LIBOR interest rates. On May 10, 2013, we entered into a $200.0 million revolving credit facility with a syndicate of banks, which we amended on January 16, 2014, to increase the borrowing capacity to $350.0 million (refer to Note 5 of the consolidated financial statements).  The revolving credit facility matures on May 10, 2016 and bears interest at a varying rate of LIBOR plus 3.50% subject to a LIBOR floor of 0.5%. We hedge our exposure to increases in the one-month LIBOR rate by entering into interest rate cap agreements, which cap the benchmark rate at 3.00% on the outstanding balance of the revolving credit facility.  We do not use derivatives for trading or speculative purposes.

The fair value of our financial instruments (including cash, escrow deposits, resident security deposits, resident rent receivables, accounts payable and accrued property expenses, amounts due to the manager and affiliates, and amounts due previous owners) approximate their carrying values because of their short-term nature.  The fair value of our 10% cumulative redeemable preferred stock approximates its liquidation value.  The fair value of our revolving credit facility approximates fair value as the rate is consistent with rates demanded in the market for facilities with similar risks and maturities.

At December 31, 2013, we had an outstanding balance on the revolving credit facility of $164.8 million.  If the LIBOR rate of interest permanently increased by 73 basis points (a 10% increase from our existing weighted average interest rate), the increase in interest payments on the revolving credit facility would decrease future cash flows by approximately $659,000 per annum.  The decrease to future earnings would be dependent on the capitalization of interest related to renovation activities, but would be expected to be less than $659,000 per annum. These amounts were determined by considering the impact of hypothetical interest rates on our revolving credit facility. This analysis does not consider the effects of the changes in overall economic activity that could exist in such an environment and assumes no changes in our financial structure.

We cannot predict with certainty the effect of adverse changes in interest rates on our revolving credit facility and, therefore, our exposure to market risk, nor can we provide any assurance that long-term debt will be available at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

Item 8.    Financial Statements and Supplementary Data.

SILVER BAY REALTY TRUST CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

of Silver Bay Realty Trust Corp.

We have audited the accompanying consolidated balance sheets of Silver Bay Realty Trust Corp. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silver Bay Realty Trust Corp. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

March 6, 2014

Minneapolis, Minnesota

Silver Bay Realty Trust Corp.

Consolidated Balance Sheets

 (amounts in thousands except share data)

	December 31,	December 31,
	2013	2012
Assets
Investments in real estate:
Land	$137,349	$82,310
Building and improvements	638,955	338,252
	776,304	420,562
Accumulated depreciation	(18,897)	(1,869)
Investments in real estate, net	757,407	418,693

Assets held for sale	6,382	—
Cash	43,717	228,139
Escrow deposits	24,461	19,727
Resident security deposits	6,848	2,266
In-place lease and deferred lease costs, net	749	2,363
Deferred financing costs, net	3,225	—
Other assets	3,289	6,114
Total assets	$846,078	$677,302

Liabilities and Equity
Liabilities:
Revolving credit facility	$164,825	$—
Accounts payable and accrued property expenses	6,072	4,550
Resident prepaid rent and security deposits	8,357	2,713
Amounts due to the manager and affiliates	6,866	3,071
Amounts due to previous owners	998	6,555
Total liabilities	187,118	16,889

10% cumulative redeemable preferred stock, $.01 par; 50,000,000 authorized, 1,000 issued and outstanding	1,000	1,000

Equity:
Stockholders’ equity:
Common stock $.01 par; 450,000,000 shares authorized; 38,561,468 and 37,328,213, respectively shares issued and outstanding	385	372
Additional paid-in capital	689,646	664,146
Accumulated other comprehensive loss	(276)	—
Cumulative deficit	(31,795)	(5,609)
Total stockholders’ equity	657,960	658,909
Noncontrolling interests - Operating Partnership	—	504
Total equity	657,960	659,413
Total liabilities and equity	$846,078	$677,302

See accompanying notes to the consolidated financial statements.

Silver Bay Realty Trust Corp.

Consolidated Statements of Operations and Comprehensive Loss

(amounts in thousands except share data)

	Year Ended December 31,
	2013	2012
Revenue:
Rental income	$47,953	$3,584
Other income	1,640	32
Total revenue	49,593	3,616

Expenses:
Property operating and maintenance	12,472	1,868
Real estate taxes	6,893	1,273
Homeowners’ association fees	1,129	391
Property management	11,991	459
Depreciation and amortization	20,235	2,106
Advisory management fee - affiliates	9,775	2,159
General and administrative	7,453	881
Interest expense	2,911	—
Other	1,284	—
Total expenses	74,143	9,137
Net loss	(24,550)	(5,521)

Net loss attributable to noncontrolling interests - Operating Partnership	17	4
Net loss attributable to controlling interests	(24,533)	(5,517)
Preferred stock distributions	(100)	(3)
Net loss attributable to common stockholders	$(24,633)	$(5,520)

Loss per share - basic and diluted (Note 9):
Net loss attributable to common shares	$(0.63)	$(0.04)
Weighted average common shares outstanding	39,073,994	37,328,213

Comprehensive Loss:
Net loss	$(24,550)	$(5,521)
Other comprehensive loss:
Change in fair value of interest rate cap agreements	(276)	—
Other comprehensive loss	(276)	—
Comprehensive loss	(24,826)	(5,521)
Less comprehensive loss attributable to noncontrolling interests - Operating Partnership	17	4
Comprehensive loss attributable to controlling interests	$(24,809)	$(5,517)

See accompanying notes to the consolidated financial statements.

Silver Bay Realty Trust Corp.

Consolidated Statements of Changes in Equity

For the Years Ended December 31, 2013 and 2012

(amounts in thousands except share data)

	Common Stock						Noncontrolling
	Shares	Par Value Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Cumulative Deficit	Total Stockholders’ Equity	Interests - Operating Partnership	Parent Equity	Total Equity
Balance at January 1, 2012	—	$—	$—	$—	$(89)	$(89)	$—	$250	$161
Parent contributions through December 19, 2012	—	—	—	—	—	—	—	321,773	321,773
Net proceeds from Initial Public Offering	13,250,000	133	228,384	—	—	228,517	—	—	228,517
Formation Transactions	23,917,642	239	435,713	—	—	435,952	508	(322,023)	114,437
Non-cash equity awards	160,571	—	—	—	—	—	—	—	—
Other	—	—	49	—	—	49	—	—	49
Net loss	—	—	—	—	(5,520)	(5,520)	(4)	—	(5,524)
Balance at December 31, 2012	37,328,213	372	664,146	—	(5,609)	658,909	504	—	659,413
Net proceeds from sale of common stock	1,987,500	20	34,368	—	—	34,388	—	—	34,388
Non-cash equity awards, net	(23,351)	1	1,062	—	—	1,063	—	—	1,063
Repurchase of common stock	(758,353)	(8)	(11,752)	—	—	(11,760)	—	—	(11,760)
Dividends declared	—	—	—	—	(1,653)	(1,653)	—	—	(1,653)
Other	—	—	1,335	—	—	1,335	—	—	1,335
Net loss	—	—	—	—	(24,533)	(24,533)	(17)	—	(24,550)
Other comprehensive loss	—	—	—	(276)	—	(276)	—	—	(276)
Conversion of Operating Partnership units into common shares	27,459	—	487	—	—	487	(487)	—	—

Balance at December 31, 2013	38,561,468	$385	$689,646	$(276)	$(31,795)	$657,960	$—	$—	$657,960

See accompanying notes to the consolidated financial statements.

Silver Bay Realty Trust Corp.

Consolidated Statements of Cash Flows

 (amounts in thousands)

	Year Ended December 31,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(24,550)	$(5,521)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	20,235	2,106
Non-cash stock compensation	921	38
Amortization of deferred financing costs	815	—
Bad debt expense	771	27
Other	678	—
Net change in assets and liabilities:
Increase in escrow reserves under the credit facility	(12,216)	—
Increase in escrow cash for operating activities	(3,895)	(7,318)
Decrease (increase) in deferred lease fees and other assets	779	(2,410)
Increase in accounts payable, accrued property expenses, and prepaid rent	1,150	3,669
(Decrease) increase in related party payables, net	(39)	3,693
Net cash used by operating activities	(15,351)	(5,716)

Cash Flows From Investing Activities:
Purchase of investments in real estate	(267,799)	(276,730)
Capital improvements of investments in real estate	(100,159)	(30,527)
Decrease (increase) in escrow cash for investing activities	11,377	(11,637)
Proceeds from sale of investments in real estate	5,939	—
Other	(299)	—
Net cash used by investing activities	(350,941)	(318,894)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock, net of offering costs	34,513	228,517
Proceeds from revolving credit facility	164,825	—
Deferred financing costs paid	(4,040)	—
Interest rate cap agreements	(533)	—
Repurchase of common stock	(11,639)	—
Dividends paid	(1,256)	—
Capital contribution of parent, net	—	323,982
Net cash provided by financing activities	181,870	552,499

Net change in cash	(184,422)	227,889
Cash at beginning of year	228,139	250
Cash at end of year	$43,717	$228,139

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,957	$—
Board of directors stock compensation	$125	$—
Decrease in fair value of interest rate cap agreements	$276	$—

Noncash investing and financing activities:
Common stock and unit dividends declared, but not paid	$385	$—
Advisory management fee - additional basis	$1,335	$49
Change in contingent consideration	$388	$—
Conversion of Operating Partnership units into common shares	$487	$—
Capital improvements in accounts payable	$1,630	$680
Formation transactions	$—	$126,083

See accompanying notes to the consolidated financial statements.

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share data and property counts)

Note 1.   Organization and Operations

Silver Bay Realty Trust Corp., or the Company, is a Maryland corporation that is the continuation of the operations of Silver Bay Property Investment LLC (formerly Two Harbors Property Investment LLC), or Silver Bay Property or the Predecessor, through a contribution of equity interests in Silver Bay Property, an initial public offering, or the Offering, and certain Formation Transactions described in Note 3, on December 19, 2012.  The Company is focused on the acquisition, renovation, leasing and management of single-family residential properties in select markets in the United States.  As of December 31, 2013, the Company owned 5,642 single-family properties, excluding properties held for sale, in Phoenix, AZ, Tucson, AZ, Northern California (currently consisting of Contra Costa, Napa, and Solano counties), Southern California (currently consisting of Riverside and San Bernardino counties), Jacksonville, FL, Orlando, FL, Southeast Florida (currently consisting of Miami-Dade, Broward, and Palm Beach counties), Tampa, FL, Atlanta, GA, Charlotte, NC, Las Vegas, NV, Columbus, OH,  Dallas, TX, and Houston, TX. Until the Offering, Silver Bay Property was a wholly owned subsidiary of Two Harbors Investment Corp., or Two Harbors or Parent.  Silver Bay Property received an initial capital contribution of $250 and incurred organizational costs of $89 in 2011.  The Company began formal operations in February 2012 when it started acquiring single-family residential real properties.

In connection with the Offering, the Company restructured its ownership to conduct its business through a traditional umbrella partnership, or UPREIT structure, in which substantially all of its assets are held by, and its operations are conducted through, Silver Bay Operating Partnership L.P., or the Operating Partnership, a Delaware limited partnership.  The Company’s wholly owned subsidiary, Silver Bay Management LLC, is the sole general partner of the Operating Partnership.  As of December 31, 2013, the Company owned, through a combination of direct and indirect interests, 100% of the partnership interests in the Operating Partnership.

The Company has elected to be treated as a real estate investment trust, or REIT, for U.S. federal tax purposes, commencing with, and in connection with the filing of its federal tax return for, its taxable year ended December 31, 2012. As a REIT, the Company generally is not subject to federal income tax on the taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax at regular corporate rates. Even if it qualifies for taxation as a REIT, the Company may be subject to some federal, state and local taxes on its income or property. In addition, the income of any taxable REIT subsidiary, or TRS, that the Company owns will be subject to taxation at regular corporate rates.

The Company is externally managed by PRCM Real Estate Advisers LLC, or the Manager.  The Company relies on the Manager to provide or obtain on its behalf the personnel and services necessary for it to conduct its business as the Company has no employees of its own.

Note 2.   Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership. The Company consolidates real estate partnerships and other entities that are not variable interest entities when it owns, directly or indirectly, a majority voting interest in the entity or is otherwise able to control the entity.  All intercompany balances and transactions have been eliminated in consolidation.  The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions regarding future events that may affect the reported amounts and disclosures in the financial statements.  The Company’s estimates are inherently subjective in nature and actual results could differ from these estimates.

Reclassifications

Certain reclassifications have been made to amounts in prior period financial statements to conform to current period presentation.  These reclassifications have not changed the results of operations or stockholders’ equity.

Investments in Real Estate

Operating real estate assets are stated at cost and consist of land, buildings and improvements, including other costs incurred during their possession, renovation and acquisition. A property acquired not subject to an existing lease is treated as an asset acquisition and recorded at its purchase price, inclusive of acquisition costs, allocated between land and building based upon their fair values at the date of acquisition.  A property acquired with an existing lease is treated as a business combination under the guidance of

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share data and property counts)

Codification Topic, Business Combinations (“ASC 805”) and recorded at fair value (approximated by the purchase price), allocated to land, building and the existing lease based upon their fair values at the date of acquisition, with acquisition costs expensed as incurred.  Fair value is determined under the guidance of Codification Topic, Fair Value Measurements and Disclosures (“ASC 820”), primarily based on unobservable market data inputs, which are categorized as Level 3 valuations. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes its own market knowledge and published market data. The Company utilizes information obtained from county tax assessment records to develop regional averages to allocate the fair value to land and building. The estimated fair value of acquired in-place leases represents the costs the Company would have incurred to lease the property at the date of acquisition, based upon the Company’s current leasing activity.

Building depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The Company generally uses a 27.5-year estimated life with no salvage value. The Company considers the value of acquired in-place leases in the allocation of purchase price and the amortization period reflects the average remaining term of each respective in-place acquired lease.  The lease periods are generally short-term in nature (one or two years) and reflect market rental rates.

The Company incurs costs to prepare certain of its acquired properties to be placed in service. These costs are capitalized and allocated to building costs as part of such properties’ initial renovation. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and expenditures for significant capital expenditures that improve the asset and extend the useful life of the asset are capitalized and depreciated over their remaining useful life.

The Company evaluates its long-lived assets for indicators of impairment periodically or whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable.  The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions and the Company’s ability to hold, and its intent with regard to, each asset.  If an impairment indicator exists, the Company compares the expected future undiscounted cash flows against the carrying amount of the asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, the Company records an impairment loss for the difference between the estimated fair value and the carrying amount of the asset.

Assets Held for Sale

The Company evaluates its long-lived assets on a periodic basis to ensure the individual properties still meet its investment criteria. If the Company has determined that an individual property no longer meets its investment criteria, a decision is made to dispose of the property. The property is subject to the Company’s impairment test and an impairment loss is immediately recognized when the estimated fair value, less costs to sell, is less than the carrying amount of the asset. The property is then marketed for sale and classified as held for sale in the consolidated financial statements, with any material operations reported as discontinued operations.  Depreciation ceases to be recorded upon designation of an asset as held for sale.

The properties included in held for sale at December 31, 2013 did not have material leasing operations under the Company’s ownership.

For the year ended December 31, 2013, the Company recognized $792 in impairment charges and $114 in net gain on sale of assets, along with certain operating costs on properties held for sale.  These costs are classified as other in the consolidated statements of operations and comprehensive loss.  The Company did not record impairment or dispose of assets during the year ended December 31, 2012.

Cash

The Company maintains its cash and escrow deposits at financial institutions. The combined account balances at one or more institutions typically exceed the Federal Depository Insurance Corporation, or FDIC, insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant, as the Company does not anticipate the financial institutions’ non-performance.

Escrow Deposits

Escrow deposits include refundable and non-refundable cash and earnest money on deposit with the Manager’s operating subsidiary and certain third party property managers for property purchases and renovation costs, earnest money deposits, and, at times, monies held at certain municipalities for property purchases.  Escrow deposits also include cash held in reserve at financial institutions, as required by the revolving credit facility described in Note 5.

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share data and property counts)

Deferred Lease Costs, Net

Direct and incremental costs incurred by the Company to lease properties are capitalized and amortized over the life of the lease and reflected as deferred lease costs on the consolidated balance sheets.  Amortization of leasing costs is included in depreciation and amortization in the consolidated statements of operations and comprehensive loss.

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

At December 31, 2013 and 2012, the Company had $665 and $142 in gross rent receivables, respectively, and $228 and $27 in allowances for doubtful accounts, respectively, classified as other assets on the consolidated balance sheets.

For the years ended December 31, 2013 and 2012, the Company recognized $771 and $27 in bad debt expense, respectively, classified as property operating and maintenance in the consolidated statements of operations and comprehensive loss.

Fair Value of Financial Instruments, Including Derivative Instruments

The valuation of financial instruments requires the Company to make estimates and judgments that affect the fair value of the instruments.  The Company, where possible, bases the fair values of its financial instruments, including its derivative instruments, on listed market prices and third party quotes.  Where these are not available, the Company bases its estimates on current instruments with similar terms and maturities or on other factors relevant to the financial instruments.

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company seeks to manage these risks through the use of derivatives to hedge interest rate risk on debt instruments.

The Company recognizes derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value.  In addition, fair value adjustments will affect either stockholders’ equity or net income (loss) depending on whether the derivative instruments qualify as a hedge for accounting purposes and, if so, the nature of the hedging activity.  The Company does not use derivatives for trading or speculative purposes.

Deferred Financing Costs, Net

Costs incurred in the placement of the Company’s debt are deferred and amortized, as a component of interest expense in the consolidated statements of operations and comprehensive loss, using the effective interest method, or alternative methods that approximate the effective interest method, over the terms of the related debt.

Revenue Recognition

Rental income attributable to resident leases is recorded on a straight-line basis, which is not materially different than if it were recorded when due from residents and recognized monthly as earned.  Rental income is presented net of sales tax on the consolidated statements of operations and comprehensive loss. Leases entered into between residents and the Company for the rental of property units are generally year-to-year, renewable upon consent of both parties on an annual or monthly basis.

Noncontrolling Interests

The ownership interests in a consolidated subsidiary that are not held by the Company are noncontrolling interests and are reported on the consolidated balance sheets within equity, separately from the Company’s equity.  However, securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. This would result in certain outside ownership interests being included as redeemable noncontrolling interests outside of permanent equity in the consolidated balance sheets. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considered the guidance in the Codification Topic Derivatives and Hedging —Contracts in Entity’s Own Equity (“ASC 815-40”) to evaluate whether it controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract. The Company presents the noncontrolling interest for common Operating Partnership units in the equity section of its consolidated balance sheets.

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share data and property counts)

Net income (loss) is allocated to common Operating Partnership unit holders based on their respective ownership percentage of the Operating Partnership.  Such ownership percentage is calculated by dividing the number of common Operating Partnership units held by the common Operating Partnership unit holders by the total Operating Partnership units held by the common Operating Partnership unit holders and the Company. Issuance of additional shares of common stock or common Operating Partnership units changes the percentage ownership of both the noncontrolling interests — common Operating Partnership unit holders and the Company. Due in part to the exchange rights (which provide for the redemption of common Operating Partnership units into shares for common stock on a one-for-one basis), such transactions and the proceeds therefrom are treated as capital transactions and result in an allocation between stockholders’ equity and noncontrolling interests to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.

At December 31, 2013 and 2012, the Company had zero and 27,459 common Operating Partnership units classified as noncontrolling interests, respectively.  As described in Note 8, the 27,459 common Operating Partnership units were redeemed in exchange for Company common stock on December 31, 2013.  As the transaction occurred at the end of the fourth quarter of 2013, the Company allocated net loss to noncontrolling interests for the full year ended December 31, 2013.

Preferred Stock

The Company accounts for its 10% cumulative redeemable preferred stock in accordance with the Codification Topic Distinguishing Liabilities from Equity—SEC Materials (“ASC 480-10-S99”).  Holders of the Company’s 10% cumulative redeemable preferred stock have certain preference rights with respect to the common stock. Based on the Company’s analysis, the preferred stock has been classified as redeemable interests outside of permanent equity in the mezzanine section of the Company’s consolidated balance sheets as a result of certain redemption requirements or other terms.

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and potential common shares outstanding during the year ended December 31, 2013 and the period from December 19, 2012, the date of the Offering and Formation Transactions, through December 31, 2012.  For both basic and diluted per share calculations, potential common shares represents issued and unvested shares of restricted stock, which have full rights to the common stock dividend declarations of the Company. The common Operating Partnership units are excluded from the calculation of earnings (loss) per share as their inclusion would not be dilutive.

Equity Incentive Plan

The Company adopted an equity incentive plan which provides incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including certain personnel of Pine River, the Company’s Manager or the Manager’s operating subsidiary.  Partners of Pine River and any personnel of the Company’s Manager whose compensation is not reimbursable by the Company are ineligible to receive grants under the plan. The plan permits the granting of stock options, restricted shares of common stock, restricted stock units, phantom shares, dividend equivalent rights, or other equity-based awards.  The equity incentive plan is administered by the compensation committee of the Company’s board of directors.  The cost of equity awards to independent directors is based on the price of the Company’s stock as of the date of grant, in accordance with Codification Topic Compensation - Stock Compensation (“ASC 718”).  The cost of equity awards to employees of the Company’s Manager and the Manager’s operating subsidiary is measured at each reporting date based on the price of the Company’s stock as of period end, in accordance with Codification Topic Equity (“ASC 505”).  All equity awards are amortized ratably over the applicable service period.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code, or the Code, and the corresponding provisions of state law.  To qualify as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to stockholders (not including taxable income retained in its taxable subsidiaries) within the time frame set forth in the Code and the Company must also meet certain other requirements. In addition, because certain activities, if performed by the Company, may cause the Company to earn income which is not qualifying for the REIT gross income tests, the Company formed a TRS, as defined in the Code, to engage in such activities.  These TRS activities are subject to both federal and state income taxes on any taxable income of such entities after consideration of any net operating losses, as well as any REIT taxable income not distributed to stockholders.

The Company assesses its tax positions for all open tax years and determines whether the Company has any material unrecognized liabilities in accordance with Codification Topic Income Taxes (“ASC 740”). The Company records these liabilities to the extent the Company deems them more likely than not to be incurred. The Company classifies interest and penalties on material

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share data and property counts)

uncertain tax positions as interest expense and operating expense, respectively, in its consolidated statements of operations and comprehensive loss.

Deferred Tax Assets and Liabilities

Income recognition for GAAP and tax differ in certain respects. These differences often reflect differing accounting treatments for tax and GAAP, such as differing GAAP and tax basis on capitalized assets, real estate asset impairments and the timing of expense recognition for certain accrued liabilities.  Some of these differences are temporary in nature and create timing mismatches between when taxable income is earned and the tax is paid versus when the GAAP income is recognized and the tax provision is recorded. Some of these differences are permanent since certain income (or expense) may be recorded for tax but not for GAAP (or vice-versa).  One such significant permanent difference is the Company’s ability as a REIT to deduct dividends paid to stockholders as an expense for tax, but not for GAAP.

As a result of these temporary differences, the Company’s TRS, may recognize taxable income in periods prior or subsequent to when it recognizes income for GAAP.  When this occurs, the TRS will pay or defer the tax liability and establish deferred tax assets or deferred tax liabilities, respectively, for GAAP.

As income previously taxed is subsequently realized in future periods under GAAP, the deferred tax asset is reversed and a tax expense is recognized. Alternatively, as income previously recognized for GAAP is subsequently realized in future periods for tax, the deferred tax liability is reversed and a tax benefit is recognized.  To date, the Company’s deferred tax assets and/or liabilities are generated solely by differences in GAAP and taxable income at our TRS.  GAAP and tax differences in the REIT may create additional deferred tax assets to the extent the Company does not distribute all of its taxable income.

A valuation allowance is provided if the Company believes it is more likely than not that all or some portion of deferred tax assets will not be realized.  Any increase or decrease in the valuation allowance that results from a change in circumstances and that causes the Company to change judgment about the realizability of the related deferred tax asset is included in the provision when such changes occur.

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

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11, which amends Codification Topic Balance Sheet (“ASC 210”).  This amendment enhances disclosures required by U.S. GAAP by requiring information about financial instruments and derivative instruments that are either (1) offset in accordance with ASC 210, Balance Sheet or ASC 815, Other Presentation Matters or (2) subject to an enforceable master netting arrangement or similar agreement.  ASU No. 2011-11 is effective for first interim or annual periods beginning on or after January 1, 2013.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, which amends Codification Topic Comprehensive Income (“ASC 220”).  The objective of this amendment is to improve the reporting of reclassifications out of accumulated other comprehensive income and their corresponding effect on net income.  ASU No. 2013-02 is effective for interim periods beginning after December 15, 2012.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Note 3.   Formation Transactions and Offering

On December 19, 2012, the Company completed the Offering and raised approximately $228,517 in net proceeds through the issuance of 13,250,000 common shares.  On January 7, 2013, the Company sold an additional 1,987,500 common shares and received net proceeds of approximately $34,388, inclusive of the May 2013 $125 stock award to the Company’s independent directors described in Note 6, which off-set the proceeds.

Concurrently with the Offering, the Company also completed certain merger and formations transactions, or the Formation Transactions. Included in the Formation Transactions was the contribution of the ownership interest of the Predecessor by Two Harbors. For accounting purposes, the Predecessor was considered the acquiring or surviving entity, meaning the Silver Bay Property historical assets and liabilities included in the consolidated balance sheets are recorded at the Predecessor’s historical carryover cost basis. In consideration for the contribution, Two Harbors received 17,824,647 shares of the Company’s common stock, and 1,000 shares of 10% cumulative redeemable preferred stock with an aggregate liquidation preference of $1,000 per share.  On

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share data and property counts)

December 19, 2012, Two Harbors sold the 1,000 shares of 10% cumulative redeemable preferred stock to an unrelated third party.  On April 24, 2013, Two Harbors distributed by way of a special dividend all shares of the Company’s common stock to their stockholders on a pro rata basis.

The Company acquired entities managed by Provident Real Estate Advisors LLC, or the Provident Entities, which owned 881 single-family residential real properties, through a series of merger and contribution transactions, as part of the Formation Transactions.  The contribution of the Provident Entities was considered an acquisition for accounting purposes, resulting in the assets and liabilities of the Provident Entities being recorded at their fair value of $118,492.  In consideration for these transactions, the prior members of the Provident Entities’ received 6,092,995 shares of the newly formed entity’s common stock, valued at $18.50 per share, $5,263 in cash (a use of net proceeds from the Offering) and 27,459 common units in the Operating Partnership, valued at $18.50 per unit because the common units were redeemable for cash or, at the Company’s election, shares of Company common stock on a one-for-one basis, subject to applicable adjustments.  The allocations of the purchase price for the Provident Entities were made in accordance with the Company’s allocation policies. There was no allocation of fair value for above or below market in-place leases based on the short-term nature of the leases and stated rates approximating current rental rates.  As described in Note 8, on December 31, 2013, the Company redeemed the 27,459 common units in the Operating Partnership in exchange for an equal amount of shares of Company common stock.

Working capital adjustments related to the Formation Transactions have been finalized and paid as of December 31, 2013 and, as such, there are no working capital payables or receivables in the consolidated balance sheets as of such date. In the fourth quarter of 2013, the Company made aggregate payments of $873 to the prior members of the Provident Entities to settle the working capital payable with said parties.  Included in the December 31, 2012 consolidated balance sheet within amounts due to previous owners is a $202 receivable and $1,261 payable to the prior members of the Provident Entities and Two Harbors, respectively.

In addition, the Company was required to make additional payments of cash to both Two Harbors and the prior members of the Provident Entities as additional purchase price consideration in the Formation Transactions. The total amount to be paid to Two Harbors and prior members of the Provident Entities was equal to 50% of the advisory management fee payable to the Manager, as described in Note 10, during the first year after the Offering (before adjustment for any property management fees received by our Manager’s operating subsidiary), subject to an aggregate amount payable to Two Harbors of no more than $4,024.  These payments reduce the amount owed to the Manager on a dollar-for-dollar basis and thus have no net impact on expenditures of the Company. The amounts to be individually paid to Two Harbors and the Provident Entities are based upon the relative values they each provided as part of the Formation Transactions, which were approximately 73.6% and 26.4%, respectively. As of December 31, 2013, the Company has finalized the remaining liability as part of its Formation Transactions.  The final amounts due to Two Harbors and the prior members of the Provident Entities are $734 and $264, respectively, and are included in the consolidated balance sheets within amounts due to previous owners as of December 31, 2013.  The final cash payments are required to be made in the first quarter of 2014.

During the year ended December 31, 2013, the Company recorded advisory management fee expense of $9,775 (see Note 10), of which $3,725 relates to the amortization of the deferred charges for the Two Harbors component of the fee and $1,335 relates to the Provident Entities component of the fee.  The Provident Entities component of the fee has been recorded as additional basis to the single-family residential real properties acquired from the Provident Entities and recognized as additional paid-in capital.

The following table summarizes the financial impact of the recording of the Formation Transactions as of December 19, 2012 (all of which are non-cash), exclusive of the Offering, and reflects the following adjustments:

•                  The purchase of the Provident Entities for a purchase price $118,492 described above. The cash portion of the purchase price has been included in amounts due to previous owners since it was paid with proceeds from the Offering.

•                  The recording of initial working capital adjustments between Two Harbors and the prior members of the Provident Entities. The net settlement associated with Two Harbors has been reflected as an adjustment to contributions from parent.

•                  The reclassification of the Two Harbors’ equity into redeemable preferred stock and stockholders’ equity.  Because the Predecessor is reported at carryover basis, Two Harbors equity is reclassified at carryover basis of $322,112.

•                  The additional cash payments due to both Two Harbors and the prior members of the Provident Entities are included in amounts due to previous owners.

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share data and property counts)

Assets
Investments in real estate:
Land	$24,454
Building and improvements	93,463
117,917
Escrow deposits	773
Resident security deposits	948
In-place lease and deferred lease costs, net	2,184
Other assets	4,261
Total assets	$126,083

Liabilitites and Equity
Liabilities:
Accounts payable and accrued property expenses	$495
Resident prepaid rent and security deposits	980
Amounts due to the manager and affiliates	244
Amounts due to previous owners	11,137
Total liabilities	12,856

10% cumulative redeemable preferred stock	1,000

Equity:
Stockholders’ equity:
Common stock $.01 par	239
Additional paid-in capital	433,592
Total stockholders’ equity	433,831
Noncontrolling interests - Operating Partnership	508
Parent equity	(322,112)
Total equity	112,227
Total liabilities and equity	$126,083

Note 4.   Income Taxes

For the years ended December 31, 2013 and 2012, the Company believes that it qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, does not engage in prohibited transactions, and maintains its intended qualification as a REIT.  The majority of states also recognize the Company’s REIT status, and as such, the Company has generally only incurred certain state franchise taxes, which are recorded as above the line taxes.  The TRS is subject to all applicable federal, state and local income, excise and franchise taxes.  The Company’s TRS files a separate tax return and is fully taxed as a standalone U.S. corporation.  Certain activities the Company performs may produce income which will not be qualifying income for REIT purposes.  The Company has designated the TRS to engage in these activities to mitigate any negative impact on the Company’s REIT status.

The following table summarizes the tax (benefit) provision recorded at the taxable subsidiary level for the year ended December 31, 2013.  There was no income tax activity in 2012.

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share data and property counts)

Year Ended December 31,
2013
Current tax (benefit) provision:
Federal	$—
State
Total current tax (benefit) provision	—
Deferred tax benefit	(864)
Valuation allowance	864
Income tax (benefit) expense	$—

The following is a reconciliation of the Company’s statutory federal and state rates to the effective rates, for the year ended December 31, 2013.  There was no income tax activity in 2012.

	Year Ended December 31,
	2013
	Amount	Percent
Computed income tax expense at federal rate	$(8,967)	34.0%
State tax, net of federal benefit, if applicable	(153)	0.6%
Permanent differences in taxable income from GAAP income	—	—
Valuation allowance	864	-3.3%
Tax at statutory rate on earning not subject to federal income tax	8,256	-31.3%
Benefit from income taxes/effective tax rate	$—	—

The Company’s consolidated balance sheet, as of December 31, 2013 contains the following current and deferred tax assets and liabilities, which are included in other assets and are recorded at the taxable subsidiary level.  There was no income tax activity in 2012.

Year Ended December 31,
2013
Current Tax
Federal income tax payable	$—
Current income taxes receivable	—
State and local income tax payable	—
Current tax receivable (payable), net	—
Deferred tax assets (liabilities)
Deferred tax asset	$864
Deferred tax liability	—
Deferred tax asset, net	864
Valuation allowance	(864)

Total tax asset and liabilities, net	$—

The cost basis of land and depreciable property, net of accumulated depreciation, for federal income tax purposes as of December 31, 2013 and 2012 was $768,370 and $432,443, respectively.

Deferred tax assets and liabilities applicable to the TRS are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted. Similarly, deferred income tax assets and liabilities are recorded at the date of contribution to the TRS to reflect the tax benefit/detriment on the movement of assets from the non-taxed REIT to the taxable TRS.  The TRS’ deferred tax assets are generally the result of differences in basis from the date of acquisitions on capitalized assets, the timing of expense recognition for certain accrued liabilities, real estate

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share data and property counts)

asset impairments and net operating losses.  As of December 31, 2013, the TRS has recorded a deferred tax asset of approximately $864, which is fully offset by a valuation allowance due to the uncertainty in forecasting future TRS’ taxable income.

The Company’s TRS has approximately $1,100 of net operating loss carry-forwards available as of December 31, 2013 that will expire on December 31, 2033.

Based on the Company’s evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements of a contingent tax liability for uncertain tax positions.  None of the Company’s consolidated entities are currently under federal or state audit for the year ended December 31, 2012, but this year remains subject to examination by the applicable tax jurisdictions.  Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in the consolidated financial statements.

The Company paid no dividends in 2012.  During the year ended December 31, 2013 the Company’s tax treatment of dividends and distributions per share were as follows:

Year Ended December 31,
2013
Tax treatment of dividends and distributions:
Ordinary dividends	$—
Long-term capital gains	—
Nondividend distributions	0.04
Dividends and distributions declared per Common share/unit outstanding	$0.04

Note 5.   Revolving Credit Facility

On May 10, 2013, the Company entered into a $200,000 revolving credit facility with a syndicate of banks.  The Company is able to draw up to 55% of the aggregate value of the eligible properties based on the lesser of (a) the third-party broker price opinion value or (b) the original purchase price plus certain renovation and other capitalized costs of the properties.  The revolving credit facility matures on May 10, 2016 and bears interest at a varying rate of the London Interbank Offered Rate, or LIBOR, plus 3.50% subject to a LIBOR floor of 0.5%.  The Company is also required to pay a monthly fee on the unused portion of the revolving credit facility at a rate of 0.5% per annum, which began to accrue 90 days following the closing of the revolving credit facility. The revolving credit facility may be used for the acquisition, financing, and renovation of properties and other general purposes. As of December 31, 2013, $164,825 was outstanding under the revolving credit facility and the weighted average interest rate as of and for the year ended December 31, 2013 was 4.0%.  In 2013, the Company incurred $3,164 in gross interest expense on the revolving credit facility, before the effect of capitalizing interest related to property renovations.

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

The revolving credit facility does not contractually restrict the Company’s ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution.  For example, the revolving credit facility requires the Company to meet certain quarterly financial tests pertaining to net worth, total liquidity, debt yield and debt service coverage ratios, as defined by the agreement.  The Company must maintain, as defined by the agreement, total liquidity of $25,000 and a net worth of at least $125,000, as determined in accordance with the revolving credit facility.  As of December 31, 2013, the Company satisfied the total liquidity requirement through maintaining a balance in excess of $25,000 in cash at the Company and the Operating Partnership.  The revolving credit facility also provides for the restriction of cash whereby the Company must set aside funds for payment of insurance, property taxes and certain property operating and maintenance expenses associated with properties in the pledged

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share data and property counts)

subsidiaries portfolios.  As of December 31, 2013, the Company had $12,216 included in escrow deposits associated with the required reserves.  The agreement also contains customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.

In connection with the revolving credit facility, the Manager’s operating subsidiary assigned the property management agreements it maintains with third parties to the Company. This means the Company incurs costs under those agreements that are payable directly to the third parties as opposed to paying such amounts to the Manager’s operating subsidiary as reimbursement. The Manager’s operating subsidiary remains obligated to oversee and manage the performance of these property managers. The Company also entered into separate property management agreements with the Manager’s operating subsidiary covering the properties pledged as part of the revolving credit facility. Pursuant to these agreements, the Company pays a property management fee equal to 10% of collected rents, which reduces its reimbursement obligations by an equal amount thus resulting in no net impact to the amount the Company pays the Manager’s operating subsidiary for property management services.

The Company capitalizes interest for properties undergoing renovation activities.  Capitalized interest associated with the Company’s renovation activities totaled $1,068 for the year ended December 31, 2013.

Costs incurred in the placement of the Company’s debt are being amortized using the straight line method over the term of the related debt.  For the year ended December 31, 2013, the Company incurred deferred financing costs of $4,040 in connection with its revolving credit facility.  Amortization expense for the year ended December 31, 2013 was $815 and was recorded as interest expense in the consolidated statements of operations and comprehensive loss.

On January 16, 2014, the revolving credit facility was amended to increase the borrowing capacity to $350,000.  All other material terms of the revolving credit agreement remain unchanged.

Interest Rate Cap Agreements

During the third quarter of 2013, the Company entered into interest rate cap agreements with an aggregate notional amount of $170,000, a LIBOR cap of 3.00%, and termination dates of May 10, 2016 at an aggregate purchase price of $533 to manage interest rate risk associated with its revolving credit facility.  Portions of the purchase prices of the interest rate cap agreements, representing the premiums paid to enter into the contracts, were capitalized as deferred financing costs and are being amortized using the straight line method over the terms of the related agreements.  The Company determined that the interest rate caps qualify for hedge accounting and, therefore, designated the derivatives as cash flow hedges with future changes in fair value recognized through other comprehensive loss (see Note 11).  Ineffectiveness is calculated as the amount by which the change in fair value of the derivatives exceeds the change in the fair value of the anticipated cash flows related to the revolving credit facility.

On February 5, 2014, the Company entered into an additional interest rate cap agreement with a notional amount of $75,000, a LIBOR cap of 3.00%, and a termination date of May 10, 2016 at a purchase price of $100.

Note 6.   Equity Incentive Plan

On December 4, 2012, the Company adopted an equity incentive plan which provides incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel of the Company, the Manager and the Manager’s operating subsidiary.

The compensation committee of the Company’s board of directors has the full authority to administer and interpret the plan, to authorize the granting of awards, to determine the eligibility of directors, officers, advisors, consultants and other personnel, of the Manager and the Manager’s operating subsidiary, to receive an award, to determine the number of shares of common stock to be covered by each award, to determine the terms, provisions and conditions of each award, to prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate in connection with the equity incentive plan or the administration or interpretation thereof.  In connection with this authority, the compensation committee may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse.

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

Restricted shares that have been awarded to certain personnel of the Company’s Manager or the Manager’s operating subsidiary through December 31, 2013 vest in three annual installments commencing on the date of the grant, as long as such individual is an employee on the vesting date.  Restricted share awards to independent directors generally vest on the earlier of (i) the one year anniversary of the date of grant and (ii) the date immediately preceding the date of the annual meeting of the Company’s stockholders for the year following the year of grant for the award, as long as such director is serving as a board member on the vesting date.

The Company’s unvested restricted stockholders have the same voting rights as any other common stockholder.  During the period of restriction, the Company’s unvested restricted stockholders receive quarterly dividend payments on their shares at the same rate and on the same date as any other common stockholder.

For the years ended December 31, 2013 and 2012, inclusive of the impact of cash dividends, the Company recognized $308 and $0, respectively, of stock compensation expense in property management and $619 and $38, respectively, of stock compensation expense in general and administrative.  Additionally, in 2013, the Company offset IPO proceeds of $125 as additional paid-in capital related to the shares issued to its independent directors for their additional work related to the Company’s initial public offering.

The table below summarizes the award activity of the Equity Incentive Plan for 2013 and 2012:

	2013		2012
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	160,571	$18.50	—	$—
Granted	24,165	17.89	160,571	18.50
Vested	(54,757)	(18.34)	—	—
Forfeited	(47,516)	(18.48)	—
Outstanding at End of Period	82,463	$18.44	160,571	$18.50

On February 13, 2014, the Company issued, in aggregate, 56,841 shares of restricted common stock to certain officers, and certain other personnel of the Manager and the Manager’s operating subsidiary. The estimated fair value of these awards was $16.01 per share, based upon the closing price of the Company’s stock on the date prior to grant. These grants will vest in three equal installments commencing on the date of the grant, as long as such individual is an employee on the vesting date.

Note 7.   Preferred Stock

The Company issued 1,000 shares of its 10% cumulative redeemable preferred stock to a subsidiary of Two Harbors as consideration in the Formation Transactions, which subsequently sold the shares, as discussed in Note 3.  This preferred stock ranks, with respect to dividend rights and rights upon our liquidation, dissolution or winding up, senior to the rights of holders of the Company’s common stock. The Company may issue other classes or series of capital stock in the future, including classes or series of preferred stock, and expressly designate such classes or series as ranking junior to, on parity with or senior to the 10% cumulative redeemable preferred stock.  The Company may not, however, issue capital stock ranking as to dividends or rights upon our liquidation, dissolution or winding up, senior to the 10% cumulative redeemable preferred stock, without the affirmative vote or consent of two-thirds of the issued and outstanding shares of 10% cumulative redeemable preferred stock.  Dividends shall accrue on a daily basis and be cumulative from the initial issue date.  Dividends, if authorized by the board of directors, will be payable annually in arrears on June 30 of each year, or more frequently as determined by the board of directors.  The Company has the option at any time after five years from the initial issue date to redeem the 10% cumulative redeemable preferred stock at a redemption price of $1 per share, plus all accrued and unpaid dividends.  At any time, beginning on the sixth anniversary of the initial issue date, a preferred stockholder, with adequate notice, may put their shares back to the Company, at a redemption price of $1 per share, plus all accrued and unpaid dividends.

As of December 31, 2013 and December 31, 2012, there was $22 and $3, respectively, in preferred stock dividends included in accounts payable and accrued property expenses on the consolidated balance sheets.

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share data and property counts)

Note 8.  Stockholders’ Equity

Common stock

As of December 31, 2013, the Company had 38,561,468 shares of common stock outstanding.  The following tables present the changes in the Company’s issued and outstanding common shares for the years ended December 31, 2013 and 2012:

Number of common shares
Common shares outstanding, January 1, 2012	—
Public offering	13,250,000
Formation Transactions	23,917,642
Issuance of restricted stock	160,571
Common shares outstanding, December 31, 2012	37,328,213
Issuance of common stock	1,987,500
Repurchase of common stock	(758,353)
Restricted stock grants, net	(23,351)
Conversion of Operating Partnership units	27,459
Common shares outstanding, December 31, 2013	38,561,468

On July 1, 2013, the Company’s Board of Directors authorized the Company to repurchase up to 2,500,000 shares of its common stock through a share repurchase program. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable U.S. Securities and Exchange Commission rules.  As of December 31, 2013, 750,768 shares had been repurchased by the Company under the program and retired for a total cost of $11,639, at an average purchase price of $15.50, inclusive of commission.

On December 19, 2013, the Company repurchased and retired 7,585 common shares for a total cost of $121, at an average purchase price of $15.93.  The shares were repurchased from certain personnel of the Company’s Manager and the Manager’s operating subsidiary to cover the minimum statutory tax withholding obligations related to the vesting of restricted common stock.

On December 31, 2013, the Company redeemed all outstanding noncontrolling interest holders representing 27,459 common units in exchange for Company common shares, having a value of $487 (based on the value of the noncontrolling interests on such date).  Following this transaction, the Company owns, through a combination of direct and indirect interests, 100% of the partnership interests in the Operating Partnership.

Common Stock Dividends

The following table presents cash dividends declared by the Company on its common stock since its Formation:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share
March 21, 2013	April 1, 2013	April 12, 2013	$0.01
June 20, 2013	July 1, 2013	July 12, 2013	0.01
September 19, 2013	October 1, 2013	October 11, 2013	0.01
December 19, 2013	December 30, 2013	January 10, 2014	0.01

The Company did not declare or pay any cash dividends on its common stock during 2012.

Preferred Stock Dividends

The following table presents cash dividends declared by the Company on its 10% cumulative redeemable preferred stock since its formation:

Declaration Date	Payment Date	Cash Dividend per Share
March 21, 2013	April 12, 2013	$31.39

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share data and property counts)

June 26, 2013	June 28, 2013	25.00
September 19, 2013	October 11, 2013	24.72
December 19, 2013	January 10, 2014	24.72

The March 21, 2013 dividend declaration included amounts relating to the period from the date of the Formation Transactions through April 12, 2013.

Note 9.   Earnings (Loss) Per Share

The following table presents a reconciliation of net loss attributable to common stockholders and shares used in calculating basic and diluted earnings (loss) per share, or EPS, for the years ended December 31, 2013 and 2012:

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Net loss attributable to controlling interests	$(24,533)	$(1,413)
Preferred distributions	(100)	(3)
Net loss attributable to common stockholders	(24,633)	(1,416)
Basic and diluted weighted average common shares outstanding	39,073,994	37,328,213
Net loss per common share - Basic and Diluted	$(0.63)	$(0.04)

A total of 27,459 common units were outstanding from the date of the Formation Transactions through December 31, 2013, but have been excluded from the calculation of diluted EPS as their inclusion would not be dilutive.

The Company calculated EPS only for the period the common stock was outstanding during 2012, referred to as the Post-Formation period. The Formation Transactions closed on December 19, 2012, therefore the Company has defined the Post-Formation period to be the date of the Formation Transactions through December 31, 2012, or 12 days of activity. Earnings (loss) per share is calculated by dividing the net loss attributable to common stockholders for the Post-Formation period by the weighted-average number of shares outstanding during the Post-Formation period.

Note 10.    Related Party Transactions

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

During the year ended December 31, 2013, the Company expensed $4,715 in advisory management fees payable to the Manager (net of the reduction for the 5% property management fee described below).  As outlined in Note 3, the Company was required to make certain payments to Two Harbors and the prior members of the Provident Entities based upon 50% of the advisory management fee earned by the Manager during the first year subsequent to the Offering (before adjustment for any property management fees received by the Manager’s Operating Subsidiary).  The Manager has agreed to fund those payments through the forgiveness of an equal portion of the advisory management fee by the Company during the same period.  The Company also expensed $5,060 in advisory management fees payable to Two Harbors and the prior members of the Provident Entities during the

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share data and property counts)

year ended December 31, 2013, and applied such payables as a reduction to advisory management fees to the Manager. The remaining portion of the advisory management fee for this period has been accrued and reflected in amounts due to the manager and affiliates for $1,181 and in amounts due to previous owners for $998 on the consolidated balance sheets.

Prior to the Formation Transactions, Two Harbors allocated certain advisory expenses that related to the operations of the Company based on 1.5% of the member’s equity on an annualized basis.  During 2012, the Company incurred and paid Two Harbors advisory fees totaling $2,159, which includes $1,799 incurred prior to the Formation Transactions date that is included in advisory management fee — affiliate on the consolidated statements of operations and comprehensive loss.

The Company also reimbursed the Manager for certain general and administrative expenses, primarily related to employee compensation and certain Offering costs.  Direct and allocated costs incurred by the Manager on behalf of the Company, totaled approximately $4,036 and $1,438 for the years ended December 31, 2013 and 2012, respectively.  Approximately $70 was expensed to general and administrative for the year ended December 31, 2012 and approximately $1,368 were Offering costs, offset against proceeds.  As of December 31, 2013 and 2012, the Company owed $1,480 and $1,609, respectively, for these costs which is included in amounts due to the manager and affiliates on the consolidated balance sheets.

Prior to the Formation Transactions, Two Harbors allocated certain direct general and administrative expenses (primarily professional fees and travel costs) paid on behalf of the Company to external vendors. During 2012, the Company was allocated $308 in direct expenses.

Property Management and Acquisition Services Agreement

In conjunction with the Formation Transactions, the Company entered into a new property management and acquisition services agreement with the Manager’s operating subsidiary. Under this agreement, the Manager’s operating subsidiary will acquire additional single-family properties on the Company’s behalf and manage the properties owned by the Company in select markets. For these services, the Company reimburses the Manager’s operating subsidiary for all direct expenses incurred in the operation of its business, including the compensation of its employees. The Manager’s operating subsidiary also receives a property management fee equal to 5% of certain costs and expenses incurred by it in the operation of its business that are reimbursed by the Company. This 5% property management fee reduces the advisory management fee paid to the Manager.

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

During the year ended December 31, 2013, the Company incurred property management expense of $11,991.  This included direct expenses and reimbursements of $9,014 and the 5% property management fee of $645, respectively.  The remaining amounts in property management fees of $2,332, were incurred to reimburse our Manager’s operating subsidiary for expenses payable to third-party property managers or as payments due directly to third-party property managers or direct property management type expenses such as stock compensation to employees dedicated to property management.  In addition, for the year ended December 31, 2013, the Company incurred charges with the Manager’s operating subsidiary of $4,093 in acquisitions and renovation fees which were capitalized as part of property acquisition and renovation costs, and $212, for leasing services, which are reflected as other assets and are being amortized over the life of the leases (typically one year or less).

During 2012, the Company incurred $459 in property management expense, consisting of $256 incurred in third party property management expenses and $203 incurred in property management expenses payable to the manager and affiliates.

During the Post-Formation period, the Company accrued direct expense reimbursements of $193 and the 5% property management fee of $10, which are included in property management and amounts due to the manager and affiliates in the consolidated financial statements.  Additionally, the Company incurred $30 in third-party property management expenses during the Post-Formation period.

Prior to the Formation Transactions, the Company paid property management and acquisition service fees based on the number of homes acquired, leased and renovated by the Manager’s operating subsidiary in addition to compensation based on monthly rental income. Pursuant to these agreements, the Company paid the Manager’s operating subsidiary $4,640 in acquisitions and renovation fees which were capitalized as part of property acquisition and renovation costs, $387 for leasing services, which are reflected as other assets and are being amortized over the life of the leases (typically one year or less), and $226 for property management during 2012 through the Formation Transaction date.

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share data and property counts)

As of December 31, 2013 and 2012, the Company owed $4,205 and $994, respectively, for these services which are included in amounts due to the manager and affiliates on the consolidated balance sheets.

Note 11.  Derivative and Other Fair Value Instruments

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

Recurring Fair Value

The Company uses interest rate cap agreements to manage its exposure to interest rate risk (refer to Note 5).  The interest rate cap agreements are valued using models developed by the respective counterparty that use as their basis readily observable market parameters (such as forward yield curves).

The following table provides a summary of the aggregate fair value measurements for the interest rate cap agreements and the location within the consolidated balance sheets at December 31, 2013:

			Fair Value Measurements at Reporting Date Using
				Quoted Prices for Similar
			Quoted Prices (Unadjusted) for	Assets and Liabilities in	Significant
		December 31,	Identical Assets/Liabilities	Active Markets	Unobservable Inputs
Description	Balance Sheet Location	2013	(Level 1)	(Level 2)	(Level 3)
Interest Rate Caps (Cash Flow Hedges)	Other Assets	$214	$—	$214	$—

The following table provides a summary of the effect of cash flow hedges on the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2013:

	Effective Portion			Ineffective Portion
Amount of Gain/(Loss)
	Amount of	Location of Gain/(Loss)	Amount of Gain/(Loss)	Location of	Reclassified from
	Gain/(Loss) Recognized in	Reclassified from Accumulated	Reclassified from Accumulated	Gain/(Loss) Recognized	Accumulated Other
	Other Comprehensive Loss	Other Comprehensive Loss	Other Comprehensive Loss	in Income	Comprehensive Loss
Type of Cash Flow Hedge	on Derivative	into Income	into Income	on Derivative	into Income
Interest Rate Caps	$(276)	Interest Expense	$—	N/A	$—

As of December 31, 2013, there were approximately $276 in deferred losses in accumulated other comprehensive loss related to interest rate cap agreements. The Company expects to recognize approximately $16 in interest expense during the year ending December 31, 2014, which will be reclassified out of accumulated other comprehensive loss, in accordance with the amortization schedules established upon designation of the interest rate caps as cash flow hedges.

Nonrecurring Fair Value

For long-lived assets to be disposed of, an impairment loss is recognized when the estimated fair value of the asset, less the estimated cost to sell, is less than the carrying amount of the asset at the time the Company has determined to sell the asset.  Assets held for sale are valued based on comparable sales data, less estimates of third-party broker commissions, which are gathered from the markets (see Note 2). These impairment measurements constitute nonrecurring fair value measures under ASC 820 and the inputs are characterized as Level 2.

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share data and property counts)

Fair Value of Other Financial Instruments

In accordance with ASC 820, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheets, for which fair value can be estimated.  The following describes the Company’s methods for estimating the fair value for financial instruments. Descriptions are not provided for those items that have zero balances as of December 31, 2013.

•                  Cash, escrow deposits, resident security deposits, resident rent receivable (included in other assets), accounts payable and  accrued property expenses, amounts due to the manager and affiliates, and amounts due to previous owners have carrying values which approximate fair value because of the short-term nature of these instruments.  The Company categorizes the fair value measurement of these assets and liabilities as Level 1.

•                  The Company’s revolving credit facility has a floating interest rate based on an index plus a spread and the credit spread is consistent with those demanded in the market for facilities with similar risk and maturities.  Accordingly, the interest rate on this borrowing is at market and thus the carrying value of the debt approximates fair value. The Company categorizes the fair value measurement of this liability as Level 2.

•                  The Company’s 10% cumulative redeemable preferred stock had a fair value which approximates its liquidation value at December 31, 2013.  The Company categorizes the fair value measurement of this instrument as Level 2.

Note 12.    Commitments and Contingencies

Concentrations

As of December 31, 2013, approximately 60% of the Company’s properties were located in Phoenix, AZ, Tampa, FL, and Atlanta, GA, which exposes the Company to greater economic risks than if the Company owned a more geographically dispersed portfolio.

Homeowners’ association fees

Certain of the Company’s properties are located in communities that are subject to homeowners’ association fees. These fees are billed monthly, quarterly, semi-annually or annually depending upon the homeowners’ association and are subject to annual fee adjustments. The fees cover the costs of maintaining common areas and are generally paid for by the Company.

Resident security deposits

As of December 31, 2013, the Company had $6,848 in resident security deposits. Security deposits are refundable, net of any outstanding charges and fees, upon expiration of the underlying lease.

Earnest deposits

Escrow deposits include non-refundable cash or earnest deposits for the purchase of properties.  As of December 31, 2013, the Company had earnest deposits for property purchases of $164.  As of December 31, 2013, for properties acquired through individual broker transactions which involve submitting a purchase offer, the Company had offers accepted to purchase residential properties for an aggregate amount of $3,749.  However, not all of these properties are certain to be acquired because properties may fall out of escrow through the closing process for various reasons.

Legal and regulatory

From time to time, the Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of the Company’s business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and, therefore, no accrual has been recorded as of December 31, 2013.

SILVER BAY REALTY TRUST CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share data and property counts)

Note 13.  Quarterly Financial Data (Unaudited)

Following is quarterly financial data for 2012 and 2013.  The Company became a public company in the fourth quarter 2012; therefore, it has not calculated loss per share for quarters prior to then.

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenues	$7,681	$10,717	$14,486	$16,709
Net loss	(6,382)	(6,746)	(6,362)	(5,060)
Net loss attributable to common stockholders	(6,402)	(6,767)	(6,382)	(5,082)
Earnings (loss) per share - basic and diluted	(0.16)	(0.18)	(0.16)	(0.13)

	2012 Quarter Ended
	March 31 (1)	June 30	September 30	December 31
Total revenues	na	$87	$746	$2,783
Net loss	na	(604)	(1,672)	(3,245)
Net loss attributable to common stockholders (2)	na	na	na	(1,416)
Earnings (loss) per share - basic and diluted (2)	na	na	na	(0.04)

(1)  The Company did not have any material operations during the quarter ended March 31, 2012.

(2)  Net loss attributable to common stockholders and loss per share are based upon the 12 days of results of the Company during the Post-Formation period. See Note 9 for the calculation of weighted average common shares outstanding.

Note 14.  Subsequent Events

Additional events subsequent to December 31, 2013 were evaluated through the date of these financial statements were issued and no additional events were identified requiring further disclosure in these consolidated financial statements.

Silver Bay Realty Trust Corp.

Schedule III — Real Estate and Accumulated Depreciation

As of December 31, 2013

(dollars in thousands)

	Number of	Number of		Initial Cost to Company		Costs Capitalized Subsequent to Acquisitions	Total Cost				Date of
	Owned	Encumbered			Building and	Building and		Building and		Accumulated	Construction
Market Location	Properties	Properties (1)	Encumbered (1)	Land	Improvements	Improvements	Land	Improvements	Total (2)	Depreciation (3)	Range	Date Acquired
Phoenix, AZ	1,424	840	$53,835	$34,126	$137,118	$27,645	$34,126	$164,763	$198,889	$5,449	1944-2010	2012-2013
Atlanta, GA	1,000	483	26,435	23,421	77,875	22,642	23,421	100,517	123,938	3,087	1959-2012	2012-2013
Tampa, FL	924	554	35,261	24,213	82,731	23,847	24,213	106,578	130,791	3,425	1941-2008	2012-2013
Northern CA	384	189	16,953	15,054	48,036	8,812	15,054	56,848	71,902	1,956	1909-2006	2012-2013
Las Vegas, NV	290	166	10,754	2,061	32,922	5,817	2,061	38,739	40,800	1,372	1970-2009	2012-2013
Columbus, OH	284	—	—	4,473	17,986	7,192	4,473	25,178	29,651	278	1947-2009	2013
Dallas, TX	227	1	78	4,840	18,577	5,387	4,840	23,964	28,804	427	1958-2010	2012-2013
Orlando, FL	215	75	5,373	5,773	21,593	5,266	5,773	26,859	32,632	671	1920-2007	2012-2013
Tucson, AZ	209	171	6,658	2,673	10,259	4,202	2,673	14,461	17,134	601	1940-2008	2012-2013
Southeast FL	165	—	—	8,019	19,530	5,713	8,019	25,243	33,262	339	1954-2007	2013
Southern CA	156	97	7,008	4,467	12,721	6,195	4,467	18,916	23,383	646	1940-2008	2012-2013
Jacksonville, FL	131	—	—	3,797	9,782	3,423	3,797	13,205	17,002	167	1944-2009	2013
Charlotte, NC	130	38	2,470	3,183	11,780	1,998	3,183	13,778	16,961	347	1981-2010	2012-2013
Houston, TX	103	—	—	1,249	7,181	2,725	1,249	9,906	11,155	132	1958-2008	2013
	5,642	2,614	$164,825	$137,349	$508,091	$130,864	$137,349	$638,955	$776,304	$18,897

(1)       Property count and value is encumbered as described in Note 5.

(2)       The gross aggregate cost of total real estate for federal income tax purposes was approximately $788,285 at December 31, 2013.

(3)       Depreciation of building and improvements is computed on the straight-line basis over the estimated useful life of 27.5 years.

The changes in investments in real estate for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Balance, beginning of year	$420,562	$—
Acquisition of real estate	261,950	387,747
Improvements	100,173	32,815
Dispositions and other	(6,381)	—

Balance, end of year	$776,304	$420,562

The changes in accumulated depreciation for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012

Balance, beginning of year	$1,869	$—
Depreciation expense	17,222	1,869
Dispositions and other	(194)	—
Balance, end of year	$18,897	$1,869

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

In the fourth quarter of 2013, we borrowed an aggregate amount of $20.1 million under our revolving credit facility described elsewhere in this Annual Report on Form 10-K.

PART III

Item 10.            Directors, Executive Officers and Corporate Governance.

The information called for by this Item is contained in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 11.            Executive Compensation.

 EXECUTIVE COMPENSATION

We are externally managed by our Manager. Pursuant to the terms of the management agreement, our Manager provides us with our senior management team, including executive officers, along with appropriate support personnel. Each of our executive officers is an employee or partner of Pine River or our Manager’s operating subsidiary. We reimburse our Manager for our allocable share of compensation paid to our executive officers, other than compensation for our Chief Executive Officer. Our Chief Executive Officer receives his compensation from Pine River.  His compensation is not reimbursed by the Company, nor is he eligible for stock grants under our Equity Incentive Plan. With the exception of our General Counsel and Secretary, we expect all of our officers to be devoted full-time to our business. We expect our General Counsel and Secretary to devote his time to our business as his duties may require, which we expect to be less than 50% of his time in any given year. In 2012, we incurred reimbursement obligations to our Manager of approximately $45,000 related to the salaries and benefits of our Chief Financial Officer and former Chief Operating Officer. In 2013, we incurred reimbursement obligations to our Manager of approximately $1.7 million related to the salaries and benefits of our Chief Financial Officer and each of our current and former Chief Operating Officers. These 2013 reimbursement obligations include the salary and benefits of Mr. Shapiro prior to his promotion to Chief Operating Officer and amounts paid to Mr. Freydberg pursuant to the separation agreement dated December 9, 2013 between him and Pine River Capital Management L.P.

2013 Summary Compensation Table

The following table sets forth information regarding equity grants awarded to each of our executive officers during the years ended December 31, 2012 and 2013. In connection with our initial public offering, our Chief Financial Officer and each of our current and former Chief Operating Officers received a grant of 12,162 shares of restricted stock, which vests over three years. As noted above, we do not pay any compensation to or reimburse the compensation paid to our Chief Executive Officer, nor is our Chief Executive Officer eligible to receive any equity awards.

The table below sets forth disclosure for our principal executive officer and the two most highly compensated executive officers other than our principal executive officer. Throughout this annual report, these officers are referred to as our named executive officers.

								Nonqualified
							Non-Equity	Deferred
				Stock		Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards		Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)		($)	($)	($)	($)	($)
David N. Miller,	2012	—	—	—		—	—	—	—	—
President and Chief Executive Officer	2013	—	—	—		—	—	—	—	—
Christine Battist,	2012	—	—	$224,997	(1)	—	—	—	—	$224,997
Chief Financial Officer and Treasurer	2013	—	—	—		—	—	—	—	—
Lawrence B. Shapiro,	2012	—	—	$224,997	(1)	—	—	—	—	$224,997
Chief Operating Officer	2013	—	—	—		—	—	—	—	—
Patrick Freydberg,	2012	—	—	$224,997	(1)	—	—	—	—	$224,997
Former Chief Operating Officer	2013	—	—	—		—	—	—	—	—

(1)          The fair value of each restricted stock award, which was granted on the effective date of our initial public offering, is measured based on our initial public offering price of our common stock of $18.50.  See the table entitled “Outstanding Equity Awards at Fiscal Year-End” for additional details on the restricted stock awards.

Outstanding Equity Awards at Fiscal Year-End

The following table shows all outstanding equity awards held by each of our named executive officers at December 31, 2013.

	Option Awards					Stock Awards
Equity
Incentive Plan
			Equity Incentive						Equity Incentive	Awards:
			Plan Awards:					Market	Plan Awards:	Market or
	Number of	Number of	Number of			Number of		Value of	Number of	Payout Value of
	Securities	Securities	Securities			Shares or		Shares or	Unearned	Unearned
	Underlying	Underlying	Underlying			Units of		Units of	Shares, Units or	Shares, Units or
	Unexercised	Unexercised	Unexercised	Option		Stock That		Stock That	Other Rights	Other Rights
	Options	Options	Unearned	Exercise	Option	Have Not		Have Not	That Have Not	That Have Not
	(#)	(#)	Options	Price	Expiration	Vested		Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)		($)(1)	(#)	($)
David N. Miller	—	—	—	—	—	—		—	—	—
Christine Battist	—	—	—	—	—	8,108	(2)	$129,646	—	—
Lawrence B. Shapiro	—	—	—	—	—	8,108	(2)	$129,646	—	—
Patrick Freydberg(3)	—	—	—	—	—	—		—	—	—

(1)                                     The market value of unvested shares is calculated by multiplying the number of unvested shares held by the applicable named executive officer by the closing price of our common stock on December 31, 2013, which was $15.99.

(2)                                     Vests in equal annual installments on each of December 19, 2014 and December 19, 2015, subject to continued service to the Company and/or our Manager on the applicable vesting dates.

(3)                   Original restricted stock grant was forfeited upon resignation and prior to vesting.

We did not make grants of restricted stock to our named executive officers in the year ended December 31, 2013. On February 13, 2014, we granted 6,871 and 9,369 shares of restricted stock to our Chief Financial Officer and Chief Operating Officer, respectively.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of		Number of
	shares	Value	shares		Value
	acquired on	realized on	acquired on		realized on
	exercise	exercise	vesting		vesting
Name	(#)	($)	(#)		($)(1)
David N. Miller	—	—	—		—
Christine Battist	—	—	4,054	(2)	$64,580
Lawrence B. Shapiro	—	—	4,054		$64,580
Patrick Freydberg	—	—	—		—

(1)                                 The value realized on vesting is calculated by multiplying the number of shares shown in the table by the market value of the shares on the vesting date.

(2)                                 Includes 1,363 shares withheld to settle tax withholding obligations related to the vesting of restricted stock awards.

Agreements with Executive Officers

We do not have any employment agreements with any persons and are not obligated to make any payments to any of our executive officers upon termination of employment or a change in control of the Company, except to the extent provided in our standard restricted stock grant agreements.

Director Compensation

We pay director fees only to those members of our board of directors who are independent under the listing standards of the NYSE.  In addition, directors who are affiliated with Pine River Capital Management L.P. and its affiliates, or Provident Real Estate Advisors LLC and its affiliates, are not entitled to director fees.

Our goal is to provide compensation for our independent directors in a manner that enables us to attract and retain outstanding director candidates and reflects the substantial time commitment necessary to oversee our affairs.  We also seek to align the interest of our directors and our stockholders and we have chosen to do so by compensating our directors with a mix of cash and equity-based compensation.  As a result, each independent director receives an annual fee of $100,000 for board service; each chair of the Audit, Compensation and Nominating and Corporate Governance committees receives an additional fee of $15,000, and our lead independent director receives an additional fee of $10,000.  The annual board fee is payable half in cash and half in restricted stock, and the annual chair fees and lead independent director fees are payable in cash, each as set forth below.

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

Equity Awards and Equity Retainers

Initial Award for New Directors

On the date a new independent director becomes a member of the board of directors, each such independent director receives an award of restricted stock with a fair market value on the date of grant equal to $50,000 less a prorated amount based on the number of days that have elapsed since the last annual meeting of stockholders. The initial award will vest as to all of such shares on the date immediately preceding the date of the next annual meeting of the Company’s stockholders, subject to the director’s continued board service through such vesting date.

Annual Equity Retainer for Continuing Board Members

Each continuing independent director receives an annual equity retainer in the form of an award of restricted stock with a fair market value of $50,000 on the date of each annual meeting of stockholders. This annual equity retainer for such independent directors will vest as to all of such shares on the earlier of (i) the one year anniversary of the date of grant and (ii) the date immediately preceding the date of our annual meeting of stockholders for the year following the year of grant of the award, subject in each case, to the independent director’s continued service to the Company through the vesting date.

Provisions Applicable to All Equity Awards

The equity awards are subject to the terms and conditions of our 2012 Equity Incentive Plan, or the 2012 Plan, and the terms of the Restricted Stock Agreements entered into between the Company and each director in connection with such awards.  The number of shares subject to issuance for a restricted stock award is determined based on (x) the dollar amount of the award divided by (y) the fair market value of our common stock on the date of grant.  Furthermore, all vesting for any such awards to directors will terminate and become fully vested upon a change of control.

Additional Compensation for Independent Directors at Time of Initial Public Offering

In addition to the annual fees described above, as additional compensation and in recognition of the additional work involved as independent directors of a newly public company, those independent directors who joined our board in connection with our initial public offering also received $25,000 in cash, which was paid on the date of our first annual meeting of stockholders, and $25,000 in restricted shares of our common stock, which was granted on the date of our first annual meeting of stockholders and was immediately vested.

2013 Director Compensation Table

The following table sets forth the compensation received by each independent director in the year ended December 31, 2013:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas W. Brock	$100,000	$75,000					$175,000
Daryl J. Carter	$22,826	$42,333					$65,159
Tanuja M. Dehne	$90,000	$75,000					$165,000
Stephen G. Kasnet	$90,000	$75,000					$165,000
William W. Johnson	$54,348	$75,000					$129,348
Ronald N. Weiser	$75,000	$75,000					$150,000

(1)                                 Represents fees paid in fiscal year 2013.

(2)                                 Represents the aggregate grant date fair value computed in accordance with Codification Topic Compensation - Stock Compensation (“ASC 718”).

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

2012 Equity Incentive Plan

We have adopted the 2012 Plan to provide incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel, including certain personnel of Pine River, our Manager and their respective affiliates. Partners of Pine River and any personnel of our Manager whose compensation is not reimbursable by us are not eligible to receive grants under the 2012 Plan. The 2012 Plan permits the granting of stock options, restricted shares of common stock, restricted stock units, phantom shares, dividend equivalent rights, or DERs, and other equity-based awards.

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

Performance Awards.  The compensation committee may, in its discretion, grant awards intended to qualify as performance based compensation for purposes of Code Section 162(m). Such performance based awards will result in a payment to a participant only if performance goals established by the compensation committee are achieved, as determined by the compensation committee, and any other applicable vesting provisions are satisfied. The compensation committee will establish performance goals in its discretion, in compliance with the requirements of Code Section 162(m), which, depending on the extent to which they are met, will determine the number and/or the value of shares of common stock to be paid out to participants. For purposes of such awards, the performance goals may be one or more of the following, as determined by the compensation committee: (i) pre-tax income, (ii) after-tax income, (iii) net income (meaning net income as reflected in our financial reports for the applicable period, on an aggregate, diluted and/or per share basis), (iv) operating income, (v) cash flow, (vi) earnings per share, (vii) return on equity, (viii) return on invested capital or assets, (ix) cash and/or funds available for distribution, (x) appreciation in the fair market value of our common stock, (xi) return on investment, (xii) total return to stockholders (meaning the aggregate our common stock price appreciation and dividends paid (assuming full reinvestment of dividends) during the applicable period), (xiii) net earnings growth, (xiv) stock appreciation (meaning an increase in the price or value of our common stock after the date of grant of an award and during the applicable period), (xv) related return ratios, (xvi) increase in revenues, (xvii) our published ranking against its peer group of real estate investment trusts based on total stockholder return, (xviii) net earnings, (xix) changes (or the absence of changes) in the per share or aggregate market price of our common stock, (xx) number of securities sold, (xxi) earnings before any one or more of the following items: interest, taxes, depreciation or amortization for the applicable period, as reflected in our financial reports for the applicable period, and (xxii) total revenue growth (meaning the increase in total revenues after the date of grant of an award and during the applicable period, as reflected in our financial reports for the applicable period).

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item is contained in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item is contained in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

The information called for by this Item is contained in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1)                  Financial Statements: The following financial statements are included in Item 8 herein:

Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2013 and 2012
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012

(a)(2)                  Financial Statement Schedules: The following financial statement schedule is included in Item 8 herein:

Schedule III—Real Estate and Accumulated Depreciation

All other schedules are omitted because they are either not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

(a)(3)                  Exhibits:

The exhibits listed on the accompanying Exhibits Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., and Two Harbors Operating Company LLC, dated December 4, 2012.	S-11/A	333-183838	2.1	December 12, 2012
2.2	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Polar Cactus LLC, dated December 4, 2012.	S-11/A	333-183838	2.2	December 12, 2012
2.3	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Polar Cactus II LLC, dated December 4, 2012.	S-11/A	333-183838	2.3	December 12, 2012
2.4	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Cool Willow LLC, dated December 4, 2012.	S-11/A	333-183838	2.4	December 12, 2012
2.5	Agreement and Plan of Merger by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., SB RESI I Merger Sub LLC and Provident Residential Real Estate Fund LLC, dated December 4, 2012.	S-11/A	333-183838	2.5	December 12, 2012
2.6	Agreement and Plan of Merger by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., SB RESI II Merger Sub LLC and Resi II LLC.	S-11/A	333-183838	2.6	December 12, 2012
2.7	Representation, Warranty and Indemnification Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and Provident Real Estate Advisors LLC, dated December 4, 2012.	S-11/A	333-183838	2.7	December 12, 2012
3.1	Articles of Amendment and Restatement of Silver Bay Realty Trust Corp.	10-K	001-35760	3.1	March 1, 2013
3.2	Amended and Restated Bylaws of Silver Bay Realty Trust Corp.	S-11/A	333-183838	3.5	October 17, 2012
3.3	Articles Supplementary for Cumulative Redeemable Preferred Stock of Silver Bay Trust Corp.	10-K	001-35760	3.3	March 1, 2013
4.1	Specimen Common Stock Certificate of Silver Bay Realty Trust Corp.	S-11/A	333-183838	4.1	November 23, 2012
4.2	Instruments defining the rights of holders of securities: See Articles VI and VII of our Articles of Amendment and Restatement.
4.3	Instruments defining the rights of holders of securities: See Article VII of our Amended and Restated Bylaws.	S-11/A	333-183838	3.5	October 17, 2012
4.4	Instruments defining the rights of holders of securities: See Article Second of our Articles Supplementary.
10.1	Amended and Restated Limited Partnership Agreement of Silver Bay Operating Partnership L.P.	10-K	001-35760	10.1	March 1, 2013
10.2	Management Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and PRCM Real Estate Advisers LLC, dated December 19, 2012.	10-K	001-35760	10.2	March 1, 2013
10.3	Property Management and Acquisition Services Agreement by and between Silver Bay Operating Partnership L.P. and Silver Bay Property Corp., dated December 19, 2012.	10-K	001-35760	10.3	March 1, 2013
10.4	Registration Rights Agreement by and among Silver Bay Realty Trust Corp., Two Harbors Asset I, LLC and certain holders of shares of common stock in Silver Bay Realty Trust Corp., dated December 19, 2012.	10-K	001-35760	10.4	March 1, 2013
10.5	Registration Rights Agreement by and among Silver Bay Realty Trust Corp. and certain holders of common units in Silver Bay Operating Partnership L.P., dated December 19, 2012.	10-K	001-35760	10.5	March 1, 2013
10.6*	Silver Bay Realty Trust Corp. 2012 Equity Incentive Plan.	S-11/A	333-183838	10.8	December 4, 2012
10.7*	Form of Restricted Stock Agreement under the 2012 Equity Incentive Plan.	10-K	001-35760	10.8	March 1, 2013
10.8	Form of Indemnification Agreement by and between Silver Bay Realty Trust Corp. and certain officers and directors.	S-11/A	333-183838	10.10	November 23, 2012

10.9	Silver Bay Realty Trust Corp. Amended and Restated Director Compensation Policy.	10-Q	001-35760	10.6	August 8, 2013
10.10	Revolving Credit Agreement dated as of May 10, 2013 among the property owners party thereto from time to time, each as borrower, Silver Bay Operating Partnership L.P., as master property manager, SB Financing Trust Owner LLC, as borrower representative, U.S. Bank National Association, as calculation agent and paying agent, Bank of America, National Association, and JPMorgan Chase Bank, National Association, as joint lead arrangers, agent and lenders, and the lenders from time to time party thereto.	10-Q	001-35760	10.1	May 14, 2013
10.11	Amendment No. 1 dated as of May 17, 2013 to the Revolving Credit Agreement dated as of May 10, 2013.	10-Q	001-35760	10.2	August 8, 2013
10.12	Second Amendment and Joinder to Revolving Credit Agreement dated January 16, 2014 among the property owners party thereto, each as borrower, Silver Bay Operating Partnership L.P., as master property manager, SB Financing Trust Owner LLC, as borrower representative, and Bank of America, National Association as agent on behalf of the lenders.	8-K	001-35760	10.1	January 21, 2014
10.13	Joinder Agreement dated as of June 28, 2013 adding new borrowers to the Revolving Credit Agreement dated as of May 10, 2013.	10-Q	001-35760	10.3	August 8, 2013
10.14	Property Management Agreement between Silver Bay Operating Partnership L.P. and Silver Bay Property Corp. dated May 10, 2013.	10-Q	001-35760	10.2	May 14, 2013
10.15	Property Management Agreement between Silver Bay Operating Partnership L.P. and Silver Bay Property Corp. dated May 10, 2013.	10-Q	001-35760	10.3	May 14, 2013
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†   XBRL Instance Document

101.SCH†  XBRL Taxonomy Extension Schema Document

101.CAL†  XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†  XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†  XBRL Taxonomy Extension Label Linkbase Document

101.PRE†  XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates a management contract or compensatory plan.

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

SILVER BAY REALTY TRUST CORP.

Date:	March 6, 2014	By:	/s/ David N. Miller
David N. Miller
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David N. Miller	President, Chief Executive Officer and Director	March 6, 2014
David N. Miller	(Principal Executive Officer)

/s/ Christine Battist	Chief Financial Officer and Treasurer	March 6, 2014
Christine Battist	(Principal Financial Officer and Principal Accounting Officer)

/s/ Brian C. Taylor	Chairman of the Board of Directors	March 6, 2014
Brian C. Taylor

/s/ Irvin R. Kessler	Vice-Chairman of the Board of Directors	March 6, 2014
Irvin R. Kessler

/s/ Thomas W. Brock	Director	March 6, 2014
Thomas W. Brock

/s/ Daryl J. Carter	Director	March 6, 2014
Daryl J. Carter

/s/ Tanuja M. Dehne	Director	March 6, 2014
Tanuja M. Dehne

/s/ Stephen G. Kasnet	Director	March 6, 2014
Stephen G. Kasnet

/s/ Thomas Siering	Director	March 6, 2014
Thomas Siering

/s/ Ronald N. Weiser	Director	March 6, 2014
Ronald N. Weiser