Form 10-Q
period 2014-03-31
Silver Bay Realty Trust Corp.
filed 2014-05-08
CIK 1557255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
Commission File Number 001-37560

SILVER BAY REALTY TRUST CORP.
(Exact name of registrant as specified in its charter)

Maryland	90-0867250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

601 Carlson Parkway, Suite 250 Minnetonka, Minnesota	55305
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 5, 2014, there were 38,458,781 shares of common stock, par value $0.01 per share, outstanding.

SILVER BAY REALTY TRUST CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed or implied in any forward-looking statement. We are not able to predict all of the factors that may affect future results. For a discussion of these and other factors that could cause our actual results to differ materially from any forward-looking statements, see the discussion on risk factors in Item 1A, "Risk Factors", and in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this Quarterly Report on Form 10-Q and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission, or SEC. These risks, contingencies, and uncertainties include:

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

•	Our dependence on key personnel to carry out our business and investment strategies and our ability to hire and retain skilled managerial, investment, financial, and operational personnel;

•
The performance of third-party vendors and service providers other than our Manager, including third-party acquisition and management professionals, maintenance providers, leasing agents, and property management;

•
Our ability to obtain additional capital or debt financing to expand our portfolio of single-family properties and our ability to repay our debt, including borrowings under our revolving credit facility, and our ability to meet our other obligations under our revolving credit facility;

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

•	The concentration of our investments in single-family properties, which subjects us to risks inherent in investments in a single type of property and seasonal fluctuations in rental demand;

•
The concentration of our properties in our target markets, which increases the risk of adverse changes in our operating results if there are adverse developments in local economic conditions or the demand for single-family rental homes or natural disasters in these target markets; and

•	Failure to remain qualified as a REIT, which would subject us to federal income tax as a regular corporation and could subject us to a substantial tax liability.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
Silver Bay Realty Trust Corp.
Condensed Consolidated Balance Sheets
(amounts in thousands except share data)

	March 31, 2014 (unaudited)	December 31, 2013
Assets
Investments in real estate:
Land	$140,402	$137,349
Building and improvements	655,479	638,955
	795,881	776,304
Accumulated depreciation	(24,649)	(18,897)
Investments in real estate, net	771,232	757,407
Assets held for sale	5,393	6,382
Cash	40,761	43,717
Escrow deposits	32,336	24,461
Resident security deposits	7,386	6,848
In-place lease and deferred lease costs, net	628	749
Deferred financing costs, net	4,024	3,225
Other assets	3,553	3,289
Total assets	$865,313	$846,078
Liabilities and Equity
Liabilities:
Revolving credit facility	$198,475	$164,825
Accounts payable and accrued property expenses	6,755	6,072
Resident prepaid rent and security deposits	8,779	8,357
Amounts due to the manager and affiliates	208	6,866
Amounts due previous owners	—	998
Total liabilities	214,217	187,118
10% cumulative redeemable preferred stock, $.01 par; 50,000,000 authorized, 1,000 issued and outstanding	1,000	1,000
Equity:
Stockholders’ equity:
Common stock $.01 par; 450,000,000 shares authorized; 38,458,865 and 38,561,468, respectively shares issued and outstanding	383	385
Additional paid-in capital	687,408	689,646
Accumulated other comprehensive loss	(362)	(276)
Cumulative deficit	(37,333)	(31,795)
Total equity	650,096	657,960
Total liabilities and equity	$865,313	$846,078

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(amounts in thousands except share data)

	Three Months Ended March 31,
	2014	2013
Revenue:
Rental income	$17,671	$7,296
Other income	460	385
Total revenue	18,131	7,681
Expenses:
Property operating and maintenance	3,610	1,702
Real estate taxes	2,486	1,420
Homeowners’ association fees	304	281
Property management	2,959	2,431
Depreciation and amortization	6,145	3,518
Advisory management fee - affiliates	2,201	2,852
General and administrative	2,053	1,528
Interest expense	2,327	—
Other	411	331
Total expenses	22,496	14,063
Net loss	(4,365)	(6,382)
Net loss attributable to noncontrolling interests - Operating Partnership	—	5
Net loss attributable to controlling interests	(4,365)	(6,377)
Preferred stock distributions	(25)	(25)
Net loss attributable to common stockholders	$(4,390)	$(6,402)
Loss per share - basic and diluted:
Net loss attributable to common shares	$(0.11)	$(0.16)
Weighted average common shares outstanding	38,542,728	39,182,153
Comprehensive Loss:
Net loss	$(4,365)	$(6,382)
Other comprehensive loss:
Change in fair value of interest rate cap derivatives	(86)	—
Other comprehensive loss	$(86)	$—
Comprehensive loss	(4,451)	(6,382)
Less comprehensive loss attributable to noncontrolling interests - Operating Partnership	—	5
Comprehensive loss attributable to controlling interests	$(4,451)	$(6,377)

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp.
Condensed Consolidated Statement of Changes in Equity (unaudited)
(amounts in thousands except share data)

	Common Stock			Accumulated Other Comprehensive Loss
	Shares	Par Value Amount	Additional Paid-In Capital		Cumulative Deficit	Total Equity
Balance at January 1, 2014	38,561,468	$385	$689,646	$(276)	$(31,795)	$657,960
Non-cash equity awards, net	53,054	—	198	—	—	198
Repurchase of common stock	(155,657)	(2)	(2,436)	—	—	(2,438)
Dividends declared	—	—	—	—	(1,173)	(1,173)
Net loss	—	—	—	—	(4,365)	(4,365)
Other comprehensive loss	—	—	—	(86)	—	(86)
Balance at March 31, 2014	38,458,865	$383	$687,408	$(362)	$(37,333)	$650,096

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(4,365)	$(6,382)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	6,145	3,518
Non-cash stock compensation	198	288
Amortization of deferred financing costs	460	—
Other	541	416
Net change in assets and liabilities:
Increase in escrow cash for operating activities and reserves under the credit facility	(7,839)	(3,048)
(Increase) decrease in deferred lease fees and other assets	(672)	42
Increase in accounts payable, accrued property expenses, and prepaid rent	465	442
Decrease in related party payables, net	(7,656)	(299)
Net cash used by operating activities	(12,723)	(5,023)
Cash Flows From Investing Activities:
Purchase of investments in real estate	(13,065)	(141,744)
Capital improvements of investments in real estate	(7,789)	(20,289)
Increase in escrow cash for investing activities	(35)	(3,834)
Proceeds from sale of real estate	1,232	656
Other	(19)	(107)
Net cash used by investing activities	(19,676)	(165,318)
Cash Flows From Financing Activities:
Proceeds from revolving credit facility	33,650	—
Deferred financing costs paid	(1,260)	(125)
Purchase of interest rate cap agreements	(100)	—
Repurchase of common stock	(2,438)	—
Dividends paid	(409)	—
Proceeds from issuance of common stock, net of offering costs	—	34,530
Net cash provided by financing activities	29,443	34,405
Net change in cash	(2,956)	(135,936)
Cash at beginning of period	43,717	228,139
Cash at end of period	$40,761	$92,203
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,890	$—
Decrease in fair value of interest rate cap agreements	$86	$—
Noncash investing and financing activities:
Common stock and unit dividends declared, but not paid	$1,150	$392
Advisory management fee - additional basis	$—	$395
Capital improvements in accounts payable	$903	$1,262

See accompanying notes to the condensed consolidated financial statements.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Quarter Ended March 31, 2014
(amounts in thousands, except share data and property counts)

Note 1.  Organization and Operations

Silver Bay Realty Trust Corp., or Silver Bay or the Company, is a Maryland corporation that focuses on the acquisition, renovation, leasing and management of single-family properties in select markets in the United States.

As of March 31, 2014, the Company owned 5,748 single-family properties, excluding assets held for sale, in Phoenix, AZ, Tucson, AZ, Northern California (currently consisting of Contra Costa, Napa, and Solano counties), Southern California (currently consisting of Riverside and San Bernardino counties), Jacksonville, FL, Orlando, FL, Southeast Florida (currently consisting of Miami-Dade, Broward and Palm Beach counties), Tampa, FL, Atlanta, GA, Charlotte, NC, Las Vegas, NV, Columbus, OH, Dallas, TX, and Houston, TX.

The Company is the continuation of the operations of Silver Bay Property Investment LLC, or the Predecessor. At the time of its formation, the Predecessor was a wholly owned subsidiary of Two Harbors Investment Corp., or Two Harbors. The Predecessor began formal operations in February 2012, when it started acquiring single-family residential rental properties. The Company in its current form was created on December 19, 2012, through a series of formation transactions which included an initial public offering, the contribution of equity interests in the Predecessor by Two Harbors, and the acquisition of entities managed by Provident Real Estate Advisors LLC, or Provident, which owned 881 single-family properties, or the Provident Entities.

In connection with its initial public offering, or the Offering, the Company restructured its ownership to conduct its business through a traditional umbrella partnership, or UPREIT structure, in which substantially all of its assets are held by, and its operations are conducted through, Silver Bay Operating Partnership L.P., or the Operating Partnership, a Delaware limited partnership. The Company's wholly owned subsidiary, Silver Bay Management LLC, is the sole general partner of the Operating Partnership. As of March 31, 2014, the Company owned, through a combination of direct and indirect interests, 100% of the partnership interests in the Operating Partnership.

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

The Company is externally managed by PRCM Real Estate Advisers LLC, or the Manager. The Manager is a joint venture between Provident and an affiliate of Pine River Capital Management L.P, or Pine River. The Company relies on the Manager to provide or obtain on its behalf the personnel and services necessary for it to conduct its business as the Company has no employees of its own.

Note 2.  Basis of Presentation and Significant Accounting Policies

Consolidation and Basis of Presentation

The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2014 and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2014, may not be indicative of the results for a full year.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Quarter Ended March 31, 2014
(amounts in thousands, except share data and property counts)

The accompanying condensed consolidated financial statements include the accounts of the Company and the Operating Partnership. The Company consolidates real estate partnerships and other entities that are not variable interest entities when it owns, directly or indirectly, a majority voting interest in the entity or is otherwise able to control the entity. All intercompany balances and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the reported amounts and disclosures in the financial statements.  The Company’s estimates are inherently subjective in nature and actual results could differ from these estimates.

Reclassifications

Certain reclassifications have been made to amounts in prior period financial statements to conform to current period presentation.  These reclassifications have not changed the results of operations or stockholders' equity.

Assets Held for Sale

The Company evaluates its long-lived assets on a regular basis to ensure the individual properties still meet its investment criteria. If the Company determines that an individual property no longer meets its investment criteria, a decision is made to dispose of the property. The property is subject to the Company’s impairment test and any losses are recognized immediately. The Company then markets the property for sale and classifies it as held for sale in the consolidated financial statements, with any material operations reported as discontinued operations.

The properties included in held for sale at March 31, 2014 did not have material leasing operations under the Company’s ownership.

For the three months ended March 31, 2014, the Company recognized $280 in impairment charges and $15 in net loss on sales of assets, along with certain operating costs on properties held for sale. For the three months ended March 31, 2013, the Company recognized $312 in impairment charges and $19 in net loss on sales of assets. These costs are classified as other in the condensed consolidated statements of operations and comprehensive loss.

Rent and Other Receivables, Net

The Company maintains an allowance for doubtful accounts for estimated losses that may result from the failure of residents to make required rent or other payments.  The Company estimates this allowance based on payment history and current occupancy status.  The Company generally does not require collateral or other security from its residents, other than security deposits.  If estimates of collectability differ from the cash received, the timing and amount of the Company’s reported revenue could be impacted.

At March 31, 2014, and December 31, 2013, the Company had $498 and $665 in gross rent receivables, respectively, and $91 and $228 in allowances for doubtful accounts, respectively, classified as other assets on the condensed consolidated balance sheets.

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

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, which amends the definition of a discontinued operation in Codification Topic Presentation of Financial Statements (“ASC 205”) to change the criteria for reporting discontinued operations and enhance disclosure requirements.  Under ASU No.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Quarter Ended March 31, 2014
(amounts in thousands, except share data and property counts)

2014-08, only disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results should be presented as discontinued operations.  ASU No. 2014-08 is effective for interim or annual periods beginning on or after December 14, 2014, with early adoption permitted.  The Company is currently assessing the impact, if any, the guidance will have upon adoption.

Note 3.  Revolving Credit Facility

Certain of the Company's subsidiaries have a $350,000 revolving credit facility with a syndicate of banks. On January 16, 2014, the revolving credit facility was amended to increase the borrowing capacity from $200,000. The Company is able to draw up to 55% of the aggregate value of the eligible properties based on the lesser of (a) the third-party broker price opinion value or (b) the original purchase price plus certain renovation and other capitalized costs of the properties.  The revolving credit facility matures on May 10, 2016 and bears interest at a varying rate of the London Interbank Offered Rate, or LIBOR, plus 3.50% subject to a LIBOR floor of 0.5%.  The Company is also required to pay a monthly fee on the unused portion of the revolving credit facility at a rate of 0.5% per annum, which began to accrue 90 days following the closing of the revolving credit facility. The revolving credit facility may be used for the acquisition, financing, and renovation of properties and other general purposes. As of March 31, 2014 and December 31, 2013, $198,475 and $164,825 was outstanding under the revolving credit facility, respectively. The weighted average interest rate on the revolving credit facility as of and for the three months ended March 31, 2014, was 4.0%. In the three months ended March 31, 2014, the Company incurred $1,949 in gross interest expense on the revolving credit facility, before the effect of capitalizing interest related to property renovations.

All amounts outstanding under the revolving credit facility are collateralized by the equity interests and assets of certain of the Company’s subsidiaries, or pledged subsidiaries. The amounts outstanding under the revolving credit facility and certain obligations contained therein are guaranteed by the Company and the Operating Partnership only in the case of certain bad acts (including bankruptcy) and up to $20,000 for completion of certain property renovations, as outlined in the credit documents.

The pledged subsidiaries are separate legal entities, but continue to be reported in the Company’s consolidated financial statements.  As long as the revolving credit facility is outstanding, the assets of the pledged subsidiaries are not available to satisfy the other debts and obligations of the pledged subsidiaries or the Company.  However, the Company is permitted to receive distributions from the pledged subsidiaries as long as the Company and the pledged subsidiaries are current with all payments and in compliance with all other obligations under the revolving credit facility.

The revolving credit facility does not contractually restrict the Company’s ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. For example, in the final year of the revolving credit facility, all cash generated by the properties in the pledged subsidiaries must be used to pay down the principal amount outstanding under the revolving credit facility.  The revolving credit facility requires the Company to meet certain quarterly financial tests pertaining to net worth, total liquidity, debt yield and debt service coverage ratios, as defined by the agreement.  The Company must maintain, as defined by the agreement, total liquidity of $25,000 and a net worth of at least $125,000, as determined in accordance with the revolving credit facility agreement.  As of March 31, 2014, and December 31, 2013, the Company satisfied the total liquidity requirement through maintaining a balance in excess of $25,000 in cash at the Company and the Operating Partnership.  The revolving credit facility also provides for the restriction of cash whereby the Company must set aside funds for payment of insurance, property taxes and certain property operating and maintenance expenses associated with properties in the pledged subsidiaries' portfolios.  As of March 31, 2014 and December 31, 2013 the Company had $16,639 and $12,216, respectively, included in escrow deposits associated with the required reserves.  The agreement also contains customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.

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
Quarter Ended March 31, 2014
(amounts in thousands, except share data and property counts)

amount thus resulting in no net impact to the amount the Company pays the Manager’s operating subsidiary for property management services.

The Company capitalizes interest for properties undergoing renovation activities.  Capitalized interest associated with the Company’s renovation activities totaled $82 for the three months ended March 31, 2014.

Costs incurred in the placement of the Company’s debt are being amortized using the straight-line method over the term of the related debt.  For the three months ended March 31, 2014, the Company incurred additional deferred financing costs of $1,260 in connection with its revolving credit facility.  Amortization expense for the three months ended March 31, 2014 was $460 and was recorded as interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

Interest Rate Cap Agreements
The variable rate of interest on the revolving credit facility exposes the Company to interest rate risk. The Company seeks to manage this risk through the use of interest rate cap agreements.
As of December 31, 2013, the Company held two interest rate cap agreements with an aggregate notional amount of $170,000, LIBOR caps of 3.00%, and termination dates of May 10, 2016. The two interest rate cap agreements were purchased in the third quarter of 2013, at an aggregate purchase price of $533. On February 5, 2014, the Company entered into an additional interest rate cap agreement with a notional amount of $75,000, a LIBOR cap of 3.00%, and a termination date of May 10, 2016 at a purchase price of $100. Portions of the purchase prices of the interest rate cap agreements, representing the premiums paid to enter into the contracts, were capitalized as deferred financing costs and are being amortized using the straight-line method over the terms of the related agreements. The Company determined that the interest rate caps qualify for hedge accounting and, therefore, designated the derivatives as cash flow hedges with future changes in fair value recognized through other comprehensive loss (see Note 7). Ineffectiveness is calculated as the amount by which the change in fair value of the derivatives exceeds the change in the fair value of the anticipated cash flows related to the revolving credit facility.
Note 4.  Stockholders’ Equity

Common Stock

On December 19, 2012, the Company completed the Offering and raised approximately $228,517 in net proceeds through the issuance of 13,250,000 common shares.  On January 7, 2013, the Company sold an additional 1,987,500 common shares and received net proceeds of approximately $34,388.

On July 1, 2013, the Company’s Board of Directors authorized the Company to repurchase up to 2,500,000 shares of its common stock through a share repurchase program. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules.  In the three months ended March 31, 2014, 155,657 shares were repurchased by the Company under the program and retired for a total cost of $2,438, at an average purchase price of $15.66.

In the first quarter of 2014, the Company issued, in aggregate, 58,841 shares of restricted common stock to certain officers and personnel of the Manager and the Manager's operating subsidiary. The average estimated fair value of these awards was $16.00 per share, based upon the closing price of the Company's stock on the dates prior to grant. These grants will vest in three equal installments commencing on the date of the grant, as long as the individual to whom the grant was made is an employee on the vesting date.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Quarter Ended March 31, 2014
(amounts in thousands, except share data and property counts)

Common Stock Dividends

The following table presents cash dividends declared by the Company on its common stock since its formation:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share
March 21, 2013	April 1, 2013	April 12, 2013	$0.01
June 20, 2013	July 1, 2013	July 12, 2013	0.01
September 19, 2013	October 1, 2013	October 11, 2013	0.01
December 19, 2013	December 30, 2013	January 10, 2014	0.01
March 13, 2014	March 24, 2014	April 4, 2014	0.03

Preferred Stock Dividends

The following table presents cash dividends declared by the Company on its 10% cumulative redeemable preferred stock since its formation:

Declaration Date	Payment Date	Cash Dividend per Share
March 21, 2013	April 12, 2013	$31.39
June 26, 2013	June 28, 2013	25.00
September 19, 2013	October 11, 2013	24.72
December 19, 2013	January 10, 2014	24.72
April 2, 2014	April 4, 2014	23.33

The March 21, 2013 dividend declaration included amounts relating to the period from the date of the Formation Transactions through April 12, 2013.

Note 5.  Earnings (Loss) Per Share

The following table presents a reconciliation of net loss attributable to common stockholders and shares used in calculating basic and diluted earnings (loss) per share, or EPS, for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net loss attributable to controlling interests	$(4,365)	$(6,377)
Preferred stock distributions	(25)	(25)
Net loss attributable to common stockholders	$(4,390)	$(6,402)
Basic and diluted weighted average common shares outstanding	38,542,728	39,182,153
Net loss per common share - basic and diluted	$(0.11)	$(0.16)

A total of 27,459 common units were outstanding at March 31, 2013, but have been excluded from the calculation of diluted EPS as their inclusion would not be dilutive.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Quarter Ended March 31, 2014
(amounts in thousands, except share data and property counts)

Note 6.  Related Party Transactions

Advisory Management Agreement

The Company and the Manager maintain an advisory management agreement, whereby the Manager designs and implements the Company’s business strategy and administers its business activities and day-to-day operations, subject to oversight by the Company’s board of directors.  In exchange for these services, the Manager earns a fee equal to 1.5% per annum, or 0.375% per quarter, of the Company’s daily average fully diluted market capitalization, as defined by the management agreement, calculated and payable quarterly in arrears. The fee is reduced for the 5% property management fee (described below) received by the Manager’s operating subsidiary or its affiliates under the property management and acquisition services agreement. The Company also reimburses the Manager for all expenses incurred on its behalf or otherwise in connection with the operation of its business, other than compensation for the Chief Executive Officer and personnel providing data analytics directly supporting the investment function.

As additional purchase price consideration in the Formation Transactions, the Company was required to make additional payments to Two Harbors and the prior members of the Provident Entities, equal to 50% of the advisory management fee payable to the Manager, during the first year after the Offering (before adjustment for any property management fees received by our Manager’s operating subsidiary). These payments reduced the amount owed to the Manager on a dollar-for-dollar basis and thus had no net impact on expenditures of the Company.

During the three months ended March 31, 2014, the Company expensed $2,201 in advisory management fees net of the reduction for the 5% property management fee described below. During the three months ended March 31, 2013, the Company expensed $2,852 in advisory management fees, of which $1,354, $1,103, and $395 were payable to the Manager, Two Harbors and the prior members of the Provident Entities, respectively.

As of March 31, 2014, the Company had $208 outstanding related to the advisory management fee and reflected in amounts due to the manager and affiliates on the condensed consolidated balance sheets. As of December 31, 2013, the Company had $1,181 outstanding and reflected in amounts due to the manager and affiliates and $998 in amounts due to previous owners on the condensed consolidated balance sheets related to advisory fees expensed in the prior year.

The Company also reimbursed the Manager for certain general and administrative expenses, primarily related to employee compensation and certain office costs. Direct and allocated costs incurred by the Manager on behalf of the Company totaled approximately $1,339 and $810 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, the Company owed $0 and $1,480, respectively, for these costs which are included in amounts due to the manager and affiliates on the condensed consolidated balance sheets.

Property Management and Acquisition Services Agreement

The Company and the Manager’s operating subsidiary maintain a property management and acquisition services agreement pursuant to which the Manager’s operating subsidiary acquires and manages single-family properties on the Company’s behalf. For these services, the Company reimburses the Manager’s operating subsidiary for all direct expenses incurred in the operation of its business, including the compensation of its employees. The Manager’s operating subsidiary also receives a property management fee equal to 5% of certain costs and expenses incurred by it in the operation of its business that are reimbursed by the Company. This 5% property management fee reduces the advisory management fee paid to the Manager on a dollar-for-dollar basis.

During the three months ended March 31, 2014 and 2013, the Company incurred property management expense of $2,959 and $2,431, respectively.  These amounts included direct expense reimbursements of $1,980 and $1,908, respectively, and the 5% property management fee of $111 and $146, respectively. The remaining amounts in property management fees of $868 and $377, respectively, were incurred to reimburse our Manager’s operating subsidiary for expenses payable to third-party property managers (or for the three months ended March 31, 2014, as payments due directly to third-party property managers) and direct property management type expenses such as stock compensation to employees dedicated to property management. In addition, the Company incurred charges with the Manager’s operating subsidiary of $229 and $1,314, respectively, in acquisitions and renovation fees, which the Company capitalized as part of property acquisition and renovation costs and $11

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Quarter Ended March 31, 2014
(amounts in thousands, except share data and property counts)

and $32, respectively, for leasing services, which are reflected as other assets and are being amortized over the life of the leases (typically one year or less).

As of March 31, 2014 and December 31, 2013, the Company owed $0 and $4,205, respectively, for these services which are included in amounts due to the manager and affiliates on the condensed consolidated balance sheets.

Note 7.  Fair Value

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

Recurring Fair Value

The Company uses interest rate cap agreements to manage its exposure to interest rate risk (refer to Note 3). The interest rate cap agreements are valued using models developed by the respective counterparty that use as their basis readily observable market parameters (such as forward yield curves).

The following tables provide a summary of the aggregate fair value measurements for the interest rate cap agreements and the location within the condensed consolidated balance sheets at March 31, 2014 and December 31, 2013, respectively:

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	March 31, 2014	Quoted Prices (Unadjusted) for Identical Assets/Liabilities (Level 1)	Quoted Prices for Similar Assets and Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Caps (Cash Flow Hedges)	Other Assets	$181	$—	$181	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	December 31, 2013	Quoted Prices (Unadjusted) for Identical Assets/Liabilities (Level 1)	Quoted Prices for Similar Assets and Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Caps (Cash Flow Hedges)	Other Assets	$214	$—	$214	$—

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Quarter Ended March 31, 2014
(amounts in thousands, except share data and property counts)

The following table provides a summary of the effect of cash flow hedges on the Company's condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2014:

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss on Derivative	Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Interest Rate Caps	$(86)	Interest Expense	—	N/A	—

As of March 31, 2014 and December 31, 2013 there were approximately $362 and $276, respectively, in deferred losses in accumulated other comprehensive loss related to interest rate cap agreements. The Company expects to recognize approximately $44 in interest expense during the twelve months ending March 31, 2015, which will be reclassified out of accumulated other comprehensive loss in accordance with the amortization schedules established upon designation of the interest rate caps as cash flow hedges.

Nonrecurring Fair Value

For long-lived assets held for sale, an impairment loss is recognized when the estimated fair value of the asset, less the estimated cost to sell, is less than the carrying amount of the asset at the time the Company has determined to sell the asset. Assets held for sale are valued based on comparable sales data, less estimates of third-party broker commissions, which are gathered from the markets (see Note 2). These impairment measurements constitute nonrecurring fair value measures under ASC 820 and the inputs are characterized as Level 2.

Fair Value of Other Financial Instruments

In accordance with ASC 820, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the condensed consolidated balance sheets, for which fair value can be estimated.  The following describes the Company’s methods for estimating the fair value for financial instruments. Descriptions are not provided for those items that have zero balances as of March 31, 2014.

•
Cash, escrow deposits, resident prepaid rent and security deposits, resident rent receivable (included in other assets), accounts payable and accrued property expenses, and amounts due to the manager and affiliates have carrying values which approximate fair value because of the short-term nature of these instruments.  The Company categorizes the fair value measurement of these assets and liabilities as Level 1.

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

•
The Company’s 10% cumulative redeemable preferred stock had a fair value which approximates its liquidation value at March 31, 2014 and December 31, 2013.  The Company categorizes the fair value measurement of this instrument as Level 2.

Note 8.  Commitments and Contingencies

Concentrations

As of March 31, 2014, approximately 58% of the Company’s properties were located in Phoenix, AZ, Tampa, FL, and Atlanta, GA, which exposes the Company to greater economic risks than if the Company owned a more geographically dispersed portfolio.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Quarter Ended March 31, 2014
(amounts in thousands, except share data and property counts)

Resident security deposits

As of March 31, 2014, the Company had $7,386 in resident security deposits. Security deposits are refundable, net of any outstanding charges and fees, upon expiration of the underlying lease.

Earnest deposits

Escrow deposits include non-refundable cash or earnest deposits for the purchase of properties. As of March 31, 2014, the Company had earnest deposits for property purchases of $208. As of March 31, 2014, for properties acquired through individual broker transactions which involve submitting a purchase offer, the Company had offers accepted to purchase residential properties for an aggregate amount of $8,019. However, not all of these properties are certain to be acquired because properties may fall out of escrow through the closing process for various reasons.

Legal and Regulatory

From time to time, the Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of the Company's business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company's condensed consolidated financial statements and, therefore, no accrual has been recorded as of March 31, 2014.

Note 9.  Subsequent Events

Events subsequent to March 31, 2014 were evaluated through the date these financial statements were issued and no events were identified requiring further disclosure in these condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under “Special Note Regarding Forward-Looking Statements” included in this report. In addition, our actual results could differ materially from those projected in such forward-looking statements as a result of the factors discussed under “Special Note Regarding Forward-Looking Statements” as well as the risk factors described in Part II, Item 1A, “Risk Factors,” of this report.

Overview

We are an externally-managed Maryland corporation focused on the acquisition, renovation, leasing, and management of single-family properties in select markets in the United States. Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We generate virtually all of our revenue by leasing our portfolio of single-family properties. As of March 31, 2014, we owned 5,748 single-family properties, excluding properties held for sale, in Arizona, California, Florida, Georgia, Nevada, North Carolina, Ohio and Texas, 92.2% of which were leased.

We are externally managed by PRCM Real Estate Advisers LLC, or our Manager. We rely on our Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business as we have no employees of our own. Our Manager is a joint venture of an affiliate of Pine River Capital Management L.P, or Pine River, and Provident Real Estate Advisors LLC, or Provident. Our Manager and its operating subsidiary together provide us with a suite of investment, acquisition, and property management services, utilizing the combined expertise of Pine River and Provident.

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

Silver Bay Realty Trust Corp. was incorporated in Maryland in June 2012. Silver Bay Realty Trust Corp. conducts its business and owns all of its properties through Silver Bay Operating Partnership L.P., or the Operating Partnership, a Delaware limited partnership. Silver Bay Realty Trust Corp.’s wholly owned subsidiary, Silver Bay Management LLC, or the General Partner, is the sole general partner of the Operating Partnership. Silver Bay Realty Trust Corp. has no material assets or liabilities other than its investment in the Operating Partnership. As of March 31, 2014, Silver Bay Realty Trust Corp. owned, through a combination of direct and indirect interests, 100.0% of the partnership interests in the Operating Partnership. Except as otherwise required by the context, references to the “Company,” “Silver Bay,” “we,” “us” and “our” refer collectively to Silver Bay Realty Trust Corp., the Operating Partnership and the direct and indirect subsidiaries of each.

In connection with our initial public offering in December 2012, we completed a series of contribution and merger transactions, or the Formation Transactions, through which we acquired an initial portfolio of more than 3,300 single-family properties from Two Harbors Investment Corp., or Two Harbors, and the owners of the membership interests of entities managed by Provident, or the Provident Entities.

Property Portfolio

Our real estate investments consist of single-family properties in select markets. As of March 31, 2014, we owned 5,748 single-family properties, excluding properties held for sale, in the following markets:

Market	Number of Properties (1)	Aggregate Cost Basis (2) (thousands)	Average Cost Basis Per Property (thousands)	Average Age (in years) (3)	Average Square Footage
Phoenix	1,424	$199,382	$140	25.2	1,636
Atlanta	1,012	126,111	125	17.9	2,011
Tampa	926	131,878	142	24.5	1,655
Northern CA (4)	384	72,067	188	45.4	1,401
Las Vegas	290	40,924	141	17.7	1,719
Columbus	284	31,402	111	36.7	1,417
Dallas	259	32,885	127	21.4	1,654
Orlando	231	34,731	150	25.9	1,658
Tucson	209	17,156	82	41.0	1,330
Southeast FL (5)	189	38,102	202	36.3	1,636
Southern CA (6)	156	23,521	151	44.0	1,346
Jacksonville	152	19,479	128	30.3	1,552
Charlotte	130	17,041	131	12.8	1,980
Houston	102	11,202	110	30.7	1,685
Totals	5,748	$795,881	$138	26.6	1,672

(1)	Total properties exclude properties held for sale or sold by our TRS and any properties acquired in previous periods in sales that have been subsequently rescinded or vacated.

(2)
Aggregate cost includes all capitalized costs, determined in accordance with GAAP, incurred through March 31, 2014 for the acquisition, stabilization, and significant post-stabilization renovation of properties, including land, building, possession costs and renovation costs. Aggregate cost includes $3.6 million in capital improvements, incurred from our formation through March 31, 2014, made to properties that had been previously renovated, but does not include accumulated depreciation.

(3)
As of March 31, 2014, approximately 14% of our properties were less than 10 years old, 29% were between 10 and 20 years old, 18% were between 20 and 30 years old, 18% were between 30 and 40 years old, 9% were between 40 and 50 years old, and 12% were more than 50 years old.

(4)	Northern California market currently consists of Contra Costa, Napa and Solano counties.

(5)	Southeast Florida market currently consists of Miami-Dade, Broward and Palm Beach counties.

(6)	Southern California market currently consists of Riverside and San Bernardino counties.

Recent Highlights of 2014

Overall portfolio occupancy increased to 92.2% at March 31, 2014 from 88.1% at December 31, 2013, driven primarily by an increase in occupancy in our Columbus market to 75.4% from 36.6% at December 31, 2013.

Funds From Operations, or FFO, increased 42.2% to $2.1 million, or $0.05 per share, in the first quarter of 2014, as compared to the fourth quarter of 2013. Net Operating Income, or NOI, increased 11.2% to $9.2 million, or 50.9% of total revenue, in the first quarter of 2014, as compared to the fourth quarter of 2013.

In January 2014, we amended our revolving credit facility to increase the borrowing capacity to $350.0 million.

In March 2014, we declared a $.03 per share dividend on our common stock; an increase from our 2013 quarterly dividend of $.01 per share. During the first quarter of 2014, we repurchased 155,657 shares of common stock under our share repurchase program at a total cost of $2.4 million.

At March 31, 2014, we had cash of $40.8 million and $151.5 million available under our revolving credit facility.

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

Industry and Market Outlook

The housing market environment in our markets remains attractive for single-family property acquisitions and rentals. Pricing for housing in certain of our markets remains attractive and demand for housing is growing. At the same time, we continue to face relatively steady competition for new properties and residents from local operators and institutional managers.

Housing prices across all of our core markets have appreciated over the past twelve months. Despite these gains, we believe housing in certain of our markets continues to provide attractive acquisition opportunities and remains inexpensive relative to replacement cost and affordability metrics.

MSA Home Price Appreciation (“HPA”)(1)
Source: CoreLogic as of February 2014

Market	HPA (Peak to Trough)(2)	HPA (Peak to Current)	HPA (Prior 12 months)	HPA (Prior 3 months)
Phoenix, AZ	-53%	-31%	13%	1%
Tucson, AZ	-43%	-31%	11%	3%
Northern CA (3)	-60%	-41%	28%	5%
Southern CA (4)	-53%	-34%	22%	3%
Jacksonville, FL	-40%	-33%	7%	-3%
Orlando, FL	-55%	-39%	14%	1%
Southeast FL (5)	-54%	-39%	14%	1%
Tampa, FL	-48%	-37%	10%	0%
Atlanta, GA	-34%	-15%	17%	1%
Charlotte, NC	-17%	2%	10%	2%
Las Vegas, NV	-60%	-42%	19%	1%
Columbus, OH	-18%	-10%	9%	-1%
Dallas, TX	-14%	3%	11%	2%
Houston, TX	-13%	8%	14%	4%
National	-33%	-17%	12%	1%

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

On the demand side, we anticipate continued strong rental demand for single-family homes. While new building activity has increased, it remains below historical averages and we believe substantial under-investment in residential housing over the past six years will create upward pressure on home prices and rents as demand exceeds supply. We expect this will take time and will be uneven across markets, but we believe pricing will revert to replacement cost, which would be favorable to our total return profile.

Acquisitions

Our Manager’s ability to identify and acquire single-family properties that meet our investment criteria will be affected by home prices in our markets, the inventory of properties available through our acquisition channels, competition for our target assets, and our capital available for investment. We acquired 110 properties at an average purchase price of $118,000 in the three months ended March 31, 2014. As of March 31, 2014, for properties acquired through individual broker transactions which involve submitting a purchase offer, we had offers accepted to purchase 57 additional properties for an aggregate amount of $8.0 million. We intend to continue acquisitions in select markets in 2014 subject to the availability of additional debt or equity capital, among other factors.

Stabilization, Renovation and Leasing

Before an acquired property becomes an income producing asset, we must possess, renovate, market and lease the property.  We refer to this process as property stabilization. We consider a property stabilized at the earlier of (i) its first authorized occupancy or (ii) 90 days after the renovations for such property are complete regardless of whether the property is leased. Properties acquired with in-place leases are considered stabilized even though such properties may require future renovation to meet our standards and may have existing residents who would not otherwise meet our resident screening requirements. The time to stabilize a newly acquired property can vary significantly among properties for several reasons, including the property’s acquisition channel, the age and condition of the property, whether the property was vacant when acquired, local demand for our properties, our marketing techniques, and the size of our available inventory of rent ready properties. We are nearing stabilization of our existing portfolio, with less than 3% of our properties at March 31, 2014 still undergoing stabilization.  During the three months ended March 31, 2014, we stabilized 225 properties.

The following table summarizes the stabilized and leasing status of our properties as of March 31, 2014:

Market	Number of Properties	Number of Stabilized Properties	Properties Leased	Properties Vacant	Aggregate Portfolio Occupancy Rate	Stabilized Occupancy Rate	Average Monthly Rent (1)
Phoenix	1,424	1,424	1,362	62	95.6%	95.6%	$1,032
Atlanta	1,012	989	894	118	88.3%	90.4%	1,164
Tampa	926	924	895	31	96.7%	96.9%	1,217
Northern CA	384	384	376	8	97.9%	97.9%	1,478
Las Vegas	290	290	284	6	97.9%	97.9%	1,150
Columbus	284	269	214	70	75.4%	79.6%	1,029
Dallas	259	227	224	35	86.5%	98.7%	1,257
Orlando	231	213	209	22	90.5%	98.1%	1,240
Tucson	209	208	204	5	97.6%	98.1%	834
Southeast FL	189	147	144	45	76.2%	98.0%	1,742
Southern CA	156	155	149	7	95.5%	96.1%	1,147
Jacksonville	152	133	129	23	84.9%	97.0%	1,090
Charlotte	130	127	117	13	90.0%	92.1%	1,156
Houston	102	100	99	3	97.1%	99.0%	1,192
Totals	5,748	5,590	5,300	448	92.2%	94.8%	$1,163

(1)
Average monthly rent for leased properties was calculated as the average of the contracted monthly rent for all leased properties as of March 31, 2014 and reflects rent concessions amortized over the life of the related lease.

Stabilized occupancy increased to 94.8% as of March 31, 2014 from 92.7% as of December 31, 2013, primarily as a result of favorable leasing activity in Columbus since our Manager's operating subsidiary internalized management of the Columbus market in December 2013. This improved leasing activity resulted in stabilized occupancy increasing to 79.6% as of March 31, 2014 from 53.9% as of December 31, 2013 in that market. The improvement in stabilized occupancy during the three months ended March 31, 2014 was also driven to a lesser extent by favorable leasing activity in the Dallas and Atlanta markets.

In the quarter ended March 31, 2014, 369 properties turned over. This turnover number includes move-outs, evictions and lease breaks on our stabilized portfolio but excludes evictions of unauthorized residents at time of acquisition. Quarterly turnover for the three months ended March 31, 2014 was 6.6%. Quarterly turnover represents the number of properties turned over in the period divided by the number of properties in stabilized status during the period (i.e., 5,590 properties for the three months ended March 31, 2014). We believe that our turnover rate is not indicative of future results on a stabilized portfolio and that the turnover rate will be higher in future periods because the large number of recently-leased and stabilized properties in our current portfolio results in a disproportionately small number of properties with expiring leases and thus lower potential turnover attributable to resident move-out. The total number of properties with lease expirations in the three months ended March 31, 2014 was 1,011, including properties with month-to-month occupancy in the period. Of these properties, 213 properties turned over (implying a 21.1% turnover rate).

Results of Operations

The following are our results of operations (unaudited) for the three months ended March 31, 2014 and 2013 and December 31, 2013:

			Three Months Ended December 31,	Sequential Quarter Comparison
Selected Financial Data (unaudited)	Three Months Ended March 31,			Three Months Ended March 31, 2014 vs December 31, 2013
(amounts in thousands except share data)	2014	2013	2013	$ Change	% Change
Revenue:
Rental income	$17,671	$7,296	$16,409	$1,262	7.7%
Other income	460	385	300	160	53.3%
Total revenue	18,131	7,681	16,709	1,422	8.5%

Expenses:
Property operating and maintenance	3,610	1,702	3,848	(238)	(6.2)%
Real estate taxes	2,486	1,420	2,000	486	24.3%
Homeowners’ association fees	304	281	282	22	7.8%
Property management	2,959	2,431	2,818	141	5.0%
Depreciation and amortization	6,145	3,518	6,174	(29)	(0.5)%
Advisory management fee - affiliates	2,201	2,852	2,179	22	1.0%
General and administrative	2,053	1,528	2,110	(57)	(2.7)%
Interest expense	2,327	—	1,764	563	31.9%
Other	411	331	594	(183)	(30.8)%
Total expenses	22,496	14,063	21,769	727	3.3%
Net loss	(4,365)	(6,382)	(5,060)	695	(13.7)%

Net loss attributable to noncontrolling interests - Operating Partnership	—	5	3	(3)	(100.0)%
Net loss attributable to controlling interests	(4,365)	(6,377)	(5,057)	692	(13.7)%
Preferred stock distributions	(25)	(25)	(25)	—	—
Net loss attributable to common stockholders	$(4,390)	$(6,402)	$(5,082)	$692	(13.6)%

Loss per share - basic and diluted
Net loss attributable to common shares	$(0.11)	$(0.16)	$(0.13)	$0.02	(12.4)%
Weighted average common shares outstanding	38,542,728	39,182,153	38,705,311	(162,583)	(0.4)%

Comprehensive loss:
Net loss	$(4,365)	$(6,382)	$(5,060)	$695	(13.7)%
Other comprehensive loss:
Change in fair value of interest rate cap derivatives	(86)	—	(33)	(53)	160.6%
Other comprenhensive loss	$(86)	$—	$(33)	$(53)	160.6%
Comprehensive loss	(4,451)	(6,382)	(5,093)	642	(12.6)%
Less comprehensive loss attributable to noncontrolling interests - Operating Partnership	—	5	3	(3)	(100.0)%
Comprehensive loss attributable to controlling interests	$(4,451)	$(6,377)	$(5,090)	$639	(12.6)%

Other Data (1):
Net operating income	$9,223	$2,133	$8,292	$931	11.2%
Net operating income as a percentage of total revenue	50.9%	27.8%	49.6%

Funds from operations	$2,075	$(2,633)	$1,459	$616	42.2%
FFO per common share - basic and diluted	$0.05	$(0.07)	$0.04

(1)
NOI and FFO are non-GAAP financial measures we believe, when considered with the financial statements determined in accordance with GAAP, are helpful to investors in understanding our performance as a REIT. Reconciliations of NOI and FFO to net loss and net loss attributable to common stockholders prepared in accordance with GAAP, respectively, are found in this Item 2 under the headings "Net Operating Income" and "Funds From Operations".

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

Total revenue increased $1.4 million, or 8.5%, in the first quarter of 2014 on a sequential quarter basis. Total revenue increased $10.5 million in the three months ended March 31, 2014 over the prior year period. These increases are due primarily to the increase in the number of properties leased in the three months ended March 31, 2014 as compared to prior periods. We owned 5,300 leased properties as of March 31, 2014 as compared to 4,973 and 2,413 leased properties as of December 31, 2013 and March 31, 2013, respectively. We achieved an average monthly rent for leased properties in our total portfolio of $1,163 and $1,162 as of the end of the first quarter of 2014 and fourth quarter of 2013, respectively.

Expenses

Property Operating and Maintenance Expenses.  Property operating and maintenance expenses decreased $238,000, or 6.2%, in the first quarter of 2014 on a sequential quarter basis and increased $1.9 million for the three months ended March 31, 2014 over the prior year period.  Included in property operating and maintenance expenses are property insurance, bad debt, utilities and landscape maintenance on market ready properties not leased, repairs and maintenance, and expenses associated with resident turnover. The decrease in these expenses on a sequential quarter basis was due to reduced levels of repairs and maintenance and market ready costs, partially off-set by an increase in turn costs. The increase in these expenses from the prior year period is attributable to the significant increase in the number of properties owned and in-service in the three months ended March 31, 2014, as compared to the prior year period.

Real Estate Taxes.  Real estate taxes are expensed once a property is market ready for the first time.  Real estate taxes increased $486,000, or 24.3%, in the first quarter of 2014 on a sequential quarter basis and increased $1.1 million for the three months ended March 31, 2014 over the prior year period. The increase in real estate tax expense on a sequential quarter basis is due primarily to a decrease of $351,000 in capitalized real estate taxes for the quarter, driven by a substantial decline in the number of properties subject to renovation, and to a lesser extent, to incremental increases in certain markets due to higher assessed values or rates. The increase in real estate taxes from the prior year period is attributable to the significant increase in the number of properties owned and in-service in the three months ended March 31, 2014 as compared to the prior year period.

Property Management.  We utilize a hybrid approach for property management, using our Manager’s operating subsidiary’s internal teams in Phoenix, Atlanta, Southeast Florida and Columbus and third-party property managers in all our other markets. The markets managed by internal teams represent approximately half of our properties owned. Rather than compensating our Manager’s operating subsidiary with commissions or fees based on rental income, we reimburse all costs and expenses of our Manager’s operating subsidiary incurred on our behalf.  In addition to these costs, we pay a property management fee to our Manager’s operating subsidiary equal to 5% of certain compensation and overhead costs incurred as a result of providing services to us, which reduces the amount of the advisory management fee paid to our Manager by the same amount. Third-party property management arrangements include fees based on a percentage of rental income and other fees collected from our residents and, in some cases, fees for renovation oversight and leasing activities.

Property management expense increased $141,000, or 5.0%, in the first quarter of 2014 on a sequential quarter basis, primarily due to an increase in certain personnel related costs and, to a lesser extent, higher fees to third-party property managers driven by increases in occupancy in third-party managed markets, partially off-set by a decrease in non-recurring software implementation costs. Property management expense increased $528,000 for the three months ended March 31, 2014, over the prior year period, primarily due to higher fees to third-party property managers driven by increases in occupancy in third-party managed markets.

Depreciation and Amortization.  Depreciation and amortization includes depreciation on real estate assets placed in-service and amortization of deferred lease fees and in-place leases.  Depreciation and amortization decreased $29,000, or 0.5%, on a sequential quarter basis, primarily as a result of the complete amortization of the Provident in-place leases, partially off-set by an increase in the number of properties being depreciated in the first quarter of 2014. Depreciation and amortization increased $2.6 million for the three months ended March 31, 2014 over the prior year period, primarily as a result of the increased number of properties placed in service.

Advisory Management Fee.  We rely on our Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business because we have no employees of our own.  Our Manager performs these services for us, and together with our Manager’s operating subsidiary, provides us with a suite of investment, acquisition and property management services, utilizing the combined expertise of Pine River and Provident. We pay our Manager a quarterly advisory management fee equal to 0.375% (a 1.5% annual rate) of our average fully diluted market capitalization during the preceding quarter less the 5% property management fee paid to our Manager’s operating subsidiary.

Advisory management fees increased $22,000, or 1.0%, in the first quarter of 2014 on a sequential quarter basis as a result of an increase in our stock price in the first quarter of 2014, partially off-set by a reduction in the average number of shares outstanding. Advisory management fees decreased $651,000 in the three months ended March 31, 2014 from the prior year period primarily as a result of the decline in our stock price. Of the $2.9 million in advisory fees incurred in the three months ended March 31, 2013, $1.1 million and $395,000 were payable to Two Harbors and the prior members of the Provident Entities, respectively, as additional consideration related to the Formation Transactions.

General and Administrative Expense.   General and administrative costs include those costs related to being a public company and costs incurred under the management agreement with our Manager. Under the management agreement, we pay all costs and expenses of our Manager incurred in the operation of its business, including all costs and expenses of running the company, all compensation costs (other than for our Chief Executive Officer and personnel providing data analytics directly supporting the investment function), and all costs under the shared services and facilities agreement between our Manager and Pine River. General and administrative expense decreased $57,000, or 2.7%, in the first quarter of 2014 on a sequential quarter basis as a result of a decrease in professional fees. General and administrative expense increased $525,000 for the three months ended March 31, 2014 over the prior year period, primarily as a result of increased reimbursement obligations to our Manager for compensation and other professional fees.

Interest Expense.  Our revolving credit facility was executed in May 2013 and we had no interest expense in the first quarter of 2013 because we had no debt. Interest expense includes interest incurred on the outstanding balance of our revolving credit facility, an unused line fee on the undrawn amount of the revolving credit facility and amortization of deferred financing costs, net of certain amounts capitalized for properties undergoing renovation activities.  Interest expense increased $563,000 or 31.9% on a sequential quarter basis as a result of the increase in the amount outstanding on the revolving credit facility, a decrease in the amount of interest capitalized for the quarter, driven by a substantial decline in the number of properties subject to renovation, and amortization of additional deferred financing costs incurred during the quarter. We expect interest expense will increase in future periods as we continue to draw on our revolving credit facility, which had the borrowing capacity increased to $350.0 million from $200.0 million in the first quarter of 2014.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2013. The accounting policies used in preparing our interim 2014 condensed consolidated financial statements are the same as those described in our Annual Report.

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make certain judgments and assumptions, based on information available at the time of our preparation of the financial statements, in determining accounting estimates used in preparation of the financial statements.

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
Our critical accounting policies are those related to:

•	Revenue recognition;

•	Real estate acquisition valuation;

•	Capitalized costs;

•	Impairment of real estate;

•	Depreciation of real estate; and

•	Income taxes.

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

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, which amends the definition of a discontinued operation in Codification Topic Presentation of Financial Statements (“ASC 205”) to change the criteria for reporting discontinued operations and enhance disclosure requirements.  Under ASU No. 2014-08, only disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results should be presented as discontinued operations.  ASU No. 2014-08 is effective for interim or annual periods beginning on or after December 14, 2014, with early adoption permitted.  We are currently assessing the impact, if any, the guidance will have upon adoption.

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

Our liquidity and capital resources as of March 31, 2014 consisted of cash of $40.8 million, escrow deposits of $32.3 million, and $151.5 million available under our revolving credit facility.  Escrow deposits primarily include refundable and non-refundable cash and earnest money on deposit with the Manager's operating subsidiary and certain third-party property managers for property purchases and renovation costs, earnest money deposits, and at times, monies held with certain municipalities for property purchases.  Escrow deposits also include cash held in reserve at financial institutions, as required by our revolving credit facility, of $16.6 million at March 31, 2014.  As of March 31, 2014, for properties acquired through individual broker transactions that involve submitting a purchase offer, we had offers accepted to purchase residential properties for an aggregate amount of $8.0 million; however not all of these properties are certain to be acquired because certain properties may fall out of escrow through the closing process for various reasons.

We believe the cash flows from operations together with current cash and funds available under our revolving credit facility will be sufficient to fund the anticipated needs of our operations, fund any existing contractual obligations to purchase properties and renovate our portfolio of properties in 2014.  We may also opportunistically utilize the capital markets to raise additional capital including through the issuance of debt and equity securities (including the issuance of common units in the Operating Partnership) and securitizations in the future, but there can be no assurance that we will be able to access adequate liquidity sources on favorable terms or at all.

Revolving Credit Facility

Certain of our subsidiaries currently have a $350.0 million revolving credit facility with Bank of America, National Association and JPMorgan Chase Bank, National Association. In January 2014, the revolving credit facility was amended to increase the borrowing capacity from $200.0 million. The revolving credit facility matures in May 2016 and bears interest at a varying rate of the London Interbank Offered Rate, or LIBOR, plus 3.50% subject to a LIBOR floor of 0.5%.

At March 31, 2014, there was $198.5 million outstanding under the facility and $151.5 million available for borrowing.  We are able to draw up to 55% of the aggregate value of the eligible properties in the borrowing subsidiaries’ portfolios based on the lesser of (a) the value of the properties or (b) the original purchase price plus certain renovation and other capitalized costs of the properties.  Proceeds from the revolving credit facility may be used for the acquisition, financing, and renovation of properties, and other general purposes.

All amounts outstanding under the revolving credit facility are collateralized by the equity interests and assets of certain of our subsidiaries, or pledged subsidiaries. The amounts outstanding under the revolving credit facility and certain obligations contained therein are guaranteed by Silver Bay Realty Trust Corp. and the Operating Partnership only in the case of certain bad acts (including bankruptcy) and up to $20.0 million for completion of certain property renovations, as outlined in the credit documents. The pledged subsidiaries are required to pay a monthly fee in connection with the revolving credit facility based upon the unused portion of the facility, certain fees assessed in connection with establishing the facility and other fees specified in the revolving credit facility documents.  The pledged subsidiaries are separate legal entities, but continue to be reported in the Company’s consolidated financial statements.  As long as the revolving credit facility is outstanding, the assets of the pledged subsidiaries are not available to satisfy the other debts and obligations of the pledged subsidiaries or the Company.  However, the Company is permitted to receive distributions from the pledged subsidiaries as long as the Company and the pledged subsidiaries are current with all payments and in compliance with all other obligations under the revolving credit facility.

The revolving credit facility does not contractually restrict our ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. For example, in the final year of the revolving credit facility, all cash generated by the properties in the pledged subsidiaries must be used to pay down the principal amount outstanding under the revolving credit facility. As of the date of this Quarterly Report on Form 10-Q, substantially all of our properties are held by pledged subsidiaries. The revolving credit facility documents require us to meet certain quarterly financial tests pertaining to total liquidity and net worth and contain customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.  We must maintain total liquidity of $25.0 million and a net worth of at least $125.0 million, as determined in accordance with our revolving credit facility, at all times.

We enter into interest rate cap agreements to manage interest rate risk associated with our revolving credit facility. As of March 31, 2014, we have three interest rate cap agreements with an aggregate notional amount of $245.0 million and LIBOR caps of 3.00%.

Operating Activities

Net cash used by operating activities in the three months ended March 31, 2014 was $12.7 million compared to cash used by operating activities of $5.0 million for the three months ended March 31, 2013.  Our operating cash flows during the first quarter of 2014 were affected by our net loss, payments to related parties, additional reserves provided under the revolving credit facility, and additional cash on hand with our property managers for operations, offset partially by the depreciation and amortization add back.  Our operating cash flows during the first quarter of 2013 were affected by our net loss and cash on hand with our property managers for operations, partially offset by the depreciation and amortization add back.

Investing Activities

Net cash used in investing activities in the three months ended March 31, 2014 was $19.7 million and was primarily the result of our acquisition and renovation of newly acquired properties. We used $13.1 million for property acquisitions and another $7.8 million on capital improvements, of which $6.8 million was attributable to our initial renovation of properties, which includes properties purchased in a bulk purchase that have been renovated for the first time, and $1.0 million was attributable to capital improvements to properties that had been previously renovated.

The average renovation cost per property was approximately $27,000 or 25% of the purchase price for all properties placed in service since our Predecessor commenced operations through March 31, 2014, including properties acquired with an in-place lease but excluding properties acquired from the prior members of the Provident Entities. These renovation costs include capitalized expenditures for renovations, property taxes, homeowners’ association dues, interest, costs required to gain possession of the property and other capitalized expenditures until the property is ready for its intended use.

Net cash used in investing activities in the three months ended March 31, 2013 was $165.3 million and was primarily the result of our acquisition and renovation of newly acquired properties. We used $141.7 million for property acquisitions and another $20.3 million on capital improvements, of which $20.2 million was attributable to our initial renovation of properties which includes properties purchased in a bulk purchase that have been renovated for the first time and $137,000 was attributable to capital improvements to properties that had been previously renovated.

The acquisition of properties involves the outlay of capital beyond payment of the purchase price, including payments for property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, and property taxes or homeowners’ association dues in arrears, along with capitalized interest on properties purchased since our credit facility was obtained. Typically, these costs are capitalized as components of the purchase price. We also make significant capital expenditures to renovate and maintain our properties to Silver Bay standards. Our ultimate success depends in part on our ability to make prudent, cost-effective decisions measured over the long term with respect to these expenditures.

Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2014 was $29.4 million and was primarily attributable to proceeds from our revolving credit facility of $33.7 million, reduced by repurchases of our common stock of $2.4 million and deferred financing costs of $1.3 million. We used these net proceeds from our revolving credit facility to invest in residential properties and for other general corporate purposes.  This compared to cash provided by financing activities in the three months ended March 31, 2013 of $34.4 million, primarily related to the net proceeds from the exercise of the underwriters' overallotment option in our initial public offering.

We have an obligation to pay dividends on our outstanding 10% cumulative redeemable preferred stock with a $1.0 million aggregate liquidation preference in preference to dividends paid on our common stock.

We have elected to be treated as a REIT for U.S. federal income tax purposes. As a REIT, under U.S. federal income tax law we are required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income. Subject to the requirements of the Maryland General Corporation Law, we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our board of directors, which in the aggregate approximately equal our REIT taxable income in the relevant year. On March 13, 2014, our board of directors declared $1.2 million in common stock dividends, which were paid on April 4, 2014.
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

Aggregate Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from certain contractual obligations, as of March 31, 2014:

(in thousands)	Total	Less than One Year	One to Three Years
Purchase Obligations (1)	$8,019	$8,019	$—
Debt Obligations (2)	198,475	—	198,475
Total	$206,494	$8,019	$198,475

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

Net Operating Income

We define net operating income, or NOI, as total revenue less property operating and maintenance, real estate taxes, homeowners’ association fees, property management expenses, and certain other non-recurring, non-cash or unrelated non-operating expenses. NOI excludes depreciation and amortization, advisory management fees, general and administrative expenses, interest expense, and other expenses. Additionally, NOI excludes the 5% property management fee because it more closely represents additional advisory management fee, non-cash share based property management stock compensation, expensed acquisition fees and costs, and certain other non-recurring property management costs.

We consider NOI to be a meaningful financial measure when considered with the financial statements determined in accordance with U.S. GAAP. We believe NOI is helpful to investors in understanding the core performance of our real estate operations.

The following is a reconciliation of our NOI to net loss as determined in accordance with GAAP for the three months ended March 31, 2014 and December 31, 2013:

	Three Months Ended March 31, 2014		Three Months Ended December 31, 2013
Net loss		$(4,365)		$(5,060)
Depreciation and amortization		6,145		6,174
Advisory management fee - affiliates		2,201		2,179
General and administrative		2,053		2,110
Interest expense		2,327		1,764
Other		411		594
Property operating and maintenance add back:
Market ready costs prior to initial lease		89		—
Property management add backs:
5% property management fee	$111		$116
Acquisition fees and costs expensed	60		130
Non-recurring system implementation costs	124		278
Other	67		7
Total property management add backs		362		531
Net operating income		$9,223		$8,292
Net operating income as a percentage of total revenue		50.9%		49.6%

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

The following table sets forth a reconciliation of the Company’s net loss attributable to common stockholders as determined in accordance with GAAP and its calculation of FFO for the three months ended March 31, 2014 and December 31, 2013. Also presented is information regarding the weighted-average number of shares of our common stock outstanding used for the basic and diluted computation per share (amounts in thousands, except share and per-share amounts):

	Three Months Ended March 31, 2014	Three Months Ended December 31, 2013
Net loss attributable to common stockholders	$(4,390)	$(5,082)
Noncontrolling interests - Operating Partnership	—	(3)
Preferred distributions	25	25
Depreciation and amortization	6,145	6,174
Other	295	345
Funds from operations	$2,075	$1,459
Basic and diluted weighted average common shares outstanding	38,542,728	38,705,311
FFO per common share - basic and diluted	$0.05	$0.04

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our future revenue, cash flows and fair values relevant to certain financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The outstanding debt under our revolving credit facility has a variable interest rate. We are therefore most vulnerable to changes in short-term LIBOR interest rates. For discussion of our borrowing activity in the three months ended March 31, 2014, see Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

There have been no material changes in our interest rate market risk during the three months ended March 31, 2014. For additional information on our interest rate market risk, refer to Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2014 — January 31, 2014	—	—	—	1,749,232
February 1, 2014 — February 28, 2014	21,800	$15.6200	21,800	1,727,432
March 1, 2014 — March 31, 2014	133,857	$15.6600	133,857	1,593,575
Total	155,657	$15.6578	155,657	1,593,575

(1)	Includes commissions

(2)
These shares were repurchased and retired under the Company’s share repurchase program announced on July 1, 2013, pursuant to which the Company is authorized to repurchase up to 2,500,000 shares of its common stock.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

In the first quarter of 2014, we borrowed an aggregate amount of $33.7 million under our revolving credit facility described elsewhere in this Quarterly Report on Form 10-Q.

Item 6.  Exhibits

(a)	The attached Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BAY REALTY TRUST CORP.

Date: May 8, 2014	By:	/s/ David N. Miller
David N. Miller President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2014	By:	/s/ Christine Battist
Christine Battist Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
2.1	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., and Two Harbors Operating Company LLC, dated December 4, 2012.	S-11/A	333-183838	2.1	December 12, 2012
2.2	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Polar Cactus LLC, dated December 4, 2012.	S-11/A	333-183838	2.2	December 12, 2012
2.3	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Polar Cactus II LLC, dated December 4, 2012.	S-11/A	333-183838	2.3	December 12, 2012
2.4	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Cool Willow LLC, dated December 4, 2012.	S-11/A	333-183838	2.4	December 12, 2012
2.5	Agreement and Plan of Merger by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., SB RESI I Merger Sub LLC and Provident Residential Real Estate Fund LLC, dated December 4, 2012.	S-11/A	333-183838	2.5	December 12, 2012
2.6	Agreement and Plan of Merger by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., SB RESI II Merger Sub LLC and Resi II LLC.	S-11/A	333-183838	2.6	December 12, 2012
2.7	Representation, Warranty and Indemnification Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and Provident Real Estate Advisors LLC, dated December 4, 2012.	S-11/A	333-183838	2.7	December 12, 2012
3.1	Articles of Amendment and Restatement of Silver Bay Realty Trust Corp.	10-K	001-35760	3.1	March 1, 2013
3.2	Amended and Restated Bylaws of Silver Bay Realty Trust Corp.	S-11/A	333-183838	3.5	October 17, 2012
3.3	Articles Supplementary for Cumulative Redeemable Preferred Stock of Silver Bay Trust Corp.	10-K	001-35760	3.3	March 1, 2013
4.1	Specimen Common Stock Certificate of Silver Bay Realty Trust Corp.	S-11/A	333-183838	3.5	November 23, 2012
4.2	Instruments defining the rights of holders of securities: See Articles VI and VII of our Articles of Amendment and Restatement.	10-K	001-35760	4.2	March 1, 2013
4.3	Instruments defining the rights of holders of securities: See Article VII of our Amended and Restated Bylaws.	S-11/A	333-183838	3.5	October 17, 2012
4.4	Instruments defining the rights of holders of securities: See Article Second of our Articles Supplementary.	10-K	001-35760	4.4	March 1, 2013
10.1	Second Amendment and Joinder to Revolving Credit Agreement dated January 16, 2014 among the property owners party thereto, each as borrower, Silver Bay Operating Partnership L.P., as master property manager, SB Financing Trust Owner LLC, as borrower representative, and Bank of America, National Association as agent on behalf of the lenders	8-K	001-35760	10.1	January 21, 2014

10.2
Third Amendment to Revolving Credit Agreement dated May 1, 2014 among the property owners party thereto, each as borrower, Silver Bay Operating Partnership L.P., as master property manager, SB Financing Trust Owner LLC, as borrower representative, and Bank of America, National Association as agent on behalf of the lenders

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