Form 10-Q
period 2014-06-30
Silver Bay Realty Trust Corp.
filed 2014-08-07
CIK 1557255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
or

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

As of July 31, 2014, there were 38,473,376 shares of common stock, par value $0.01 per share, outstanding.

SILVER BAY REALTY TRUST CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements may include statements about our projected operating results, our stabilization and renovation rates, the number of properties we purchase, our ability to successfully lease and operate acquired properties, including turnover rates, projected operating costs, estimates relating to our ability to make distributions to our stockholders in the future, market trends in our industry, real estate values and prices, and the general economy.

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

•	If approved, the internalization of our Manager may prove costly or time consuming;

•	Our dependence on key personnel to carry out our business and investment strategies and our ability to hire and retain skilled managerial, investment, financial, and operational personnel;

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
Silver Bay Realty Trust Corp.
Condensed Consolidated Balance Sheets
(amounts in thousands except share data)

	June 30, 2014 (unaudited)	December 31, 2013
Assets
Investments in real estate:
Land	$146,910	$137,349
Building and improvements	683,284	638,955
	830,194	776,304
Accumulated depreciation	(30,536)	(18,897)
Investments in real estate, net	799,658	757,407
Assets held for sale	3,503	6,382
Cash	36,368	43,717
Escrow deposits	34,331	24,461
Resident security deposits	8,029	6,848
In-place lease and deferred lease costs, net	559	749
Deferred financing costs, net	3,955	3,225
Other assets	3,210	3,289
Total assets	$889,613	$846,078
Liabilities and Equity
Liabilities:
Revolving credit facility	$224,560	$164,825
Accounts payable and accrued property expenses	8,299	6,072
Resident prepaid rent and security deposits	9,030	8,357
Amounts due to the manager and affiliates	2,650	6,866
Amounts due to previous owners	—	998
Total liabilities	244,539	187,118
10% cumulative redeemable preferred stock at liquidation value, $.01 par; 50,000,000 authorized, 1,000 issued and outstanding	1,000	1,000
Equity:
Stockholders’ equity:
Common stock $.01 par; 450,000,000 shares authorized; 38,474,325 and 38,561,468, respectively shares issued and outstanding	383	385
Additional paid-in capital	687,667	689,646
Accumulated other comprehensive loss	(499)	(276)
Cumulative deficit	(43,477)	(31,795)
Total equity	644,074	657,960
Total liabilities and equity	$889,613	$846,078

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp.
Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)
(amounts in thousands except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Rental income	$18,789	$10,325	$36,460	$17,621
Other income	363	392	823	777
Total revenue	19,152	10,717	37,283	18,398
Expenses:
Property operating and maintenance	4,140	2,642	7,750	4,344
Real estate taxes	2,793	1,712	5,279	3,132
Homeowners’ association fees	355	280	659	561
Property management	2,427	3,067	5,386	5,498
Depreciation and amortization	6,228	4,860	12,373	8,378
Advisory management fee - affiliates	2,169	2,578	4,370	5,430
General and administrative	3,417	1,949	5,470	3,477
Interest expense	2,642	158	4,969	158
Other	(49)	217	362	548
Total expenses	24,122	17,463	46,618	31,526
Net loss	(4,970)	(6,746)	(9,335)	(13,128)
Net loss attributable to noncontrolling interests - Operating Partnership	—	4	—	9
Net loss attributable to controlling interests	(4,970)	(6,742)	(9,335)	(13,119)
Preferred stock distributions	(25)	(25)	(50)	(50)
Net loss attributable to common stockholders	$(4,995)	$(6,767)	$(9,385)	$(13,169)
Loss per share - basic and diluted:
Net loss attributable to common shares	$(0.13)	$(0.18)	$(0.24)	$(0.34)
Weighted average common shares outstanding	38,465,803	39,318,318	38,504,053	39,250,612
Comprehensive Loss:
Net loss	$(4,970)	$(6,746)	$(9,335)	$(13,128)
Other comprehensive loss:
Change in fair value of interest rate cap derivatives	(137)	—	(223)	—
Other comprehensive loss	$(137)	$—	$(223)	$—
Comprehensive loss	(5,107)	(6,746)	(9,558)	(13,128)
Less comprehensive loss attributable to noncontrolling interests - Operating Partnership	—	4	—	9
Comprehensive loss attributable to controlling interests	$(5,107)	$(6,742)	$(9,558)	$(13,119)

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp.
Condensed Consolidated Statement of Changes in Equity (unaudited)
(amounts in thousands except share data)

	Common Stock			Accumulated Other Comprehensive Loss
	Shares	Par Value Amount	Additional Paid-In Capital		Cumulative Deficit	Total Equity
Balance at January 1, 2014	38,561,468	$385	$689,646	$(276)	$(31,795)	$657,960
Non-cash equity awards, net	68,598	—	457	—	—	457
Repurchase of common stock	(155,741)	(2)	(2,436)	—	—	(2,438)
Dividends declared	—	—	—	—	(2,347)	(2,347)
Net loss	—	—	—	—	(9,335)	(9,335)
Other comprehensive loss	—	—	—	(223)	—	(223)
Balance at June 30, 2014	38,474,325	$383	$687,667	$(499)	$(43,477)	$644,074

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp.
Condensed Consolidated Statements of Cash Flows (unaudited)
(amounts in thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(9,335)	$(13,128)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	12,373	8,378
Non-cash stock compensation	457	517
Amortization of deferred financing costs	968	158
Other	785	579
Net change in assets and liabilities:
Increase in escrow cash for operating activities and reserves under the credit facility	(9,294)	(6,783)
(Increase) decrease in deferred lease fees and other assets	(1,100)	918
Increase in accounts payable, accrued property expenses, and prepaid rent	2,018	2,814
(Decrease) increase in related party payables, net	(5,214)	4,344
Net cash used by operating activities	(8,342)	(2,203)
Cash Flows From Investing Activities:
Purchase of investments in real estate	(40,846)	(251,610)
Capital improvements of investments in real estate	(14,866)	(52,237)
Increase (decrease) in escrow cash for investing activities	(576)	8,103
Proceeds from sale of real estate	3,434	428
Other	(43)	(241)
Net cash used by investing activities	(52,897)	(295,557)
Cash Flows From Financing Activities:
Proceeds from revolving credit facility	60,083	78,843
Paydown of revolving credit facility	(348)	—
Deferred financing costs paid	(1,698)	(3,583)
Purchase of interest rate cap agreements	(100)	—
Repurchase of common stock	(2,438)	—
Dividends paid	(1,609)	(450)
Proceeds from issuance of common stock, net of offering costs	—	34,405
Net cash provided by financing activities	53,890	109,215
Net change in cash	(7,349)	(188,545)
Cash at beginning of period	43,717	228,139
Cash at end of period	$36,368	$39,594
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,188	$214
Board of directors stock compensation	$—	$125
Decrease in fair value of interest rate cap agreements	$223	$—
Noncash investing and financing activities:
Common stock and unit dividends declared, but not paid	$1,150	$392
Advisory management fee - additional basis	$—	$759
Capital improvements in accounts payable	$828	$1,274

See accompanying notes to the condensed consolidated financial statements.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Six Months Ended June 30, 2014
(amounts in thousands, except share data and property counts)

Note 1.  Organization and Operations

Silver Bay Realty Trust Corp., or Silver Bay or the Company, is a Maryland corporation that focuses on the acquisition, renovation, leasing and management of single-family properties in select markets in the United States.

As of June 30, 2014, the Company owned 5,987 single-family properties, excluding assets held for sale, in Phoenix, AZ, Tucson, AZ, Northern California (currently consisting of Contra Costa, Napa, and Solano counties), Southern California (currently consisting of Riverside and San Bernardino counties), Jacksonville, FL, Orlando, FL, Southeast Florida (currently consisting of Miami-Dade, Broward and Palm Beach counties), Tampa, FL, Atlanta, GA, Charlotte, NC, Las Vegas, NV, Columbus, OH, Dallas, TX, and Houston, TX.

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

In connection with its initial public offering, or the Offering, the Company restructured its ownership to conduct its business through a traditional umbrella partnership, or UPREIT structure, in which substantially all of its assets are held by, and its operations are conducted through, Silver Bay Operating Partnership L.P., or the Operating Partnership, a Delaware limited partnership. The Company's wholly owned subsidiary, Silver Bay Management LLC, is the sole general partner of the Operating Partnership. As of June 30, 2014, the Company owned, through a combination of direct and indirect interests, 100% of the partnership interests in the Operating Partnership.

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

The Company is externally managed by PRCM Real Estate Advisers LLC, or the Manager. The Manager is a joint venture between Provident and an affiliate of Pine River Capital Management L.P., or Pine River. The Company relies on the Manager to provide or obtain on its behalf the personnel and services necessary for it to conduct its business as the Company has no employees of its own.

Silver Bay recently announced that it entered into an agreement to acquire the Manager and internalize its management, however, there can be no assurance that such transaction will be consummated (see Note 9 for additional information).

Note 2.  Basis of Presentation and Significant Accounting Policies

Consolidation and Basis of Presentation

The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Six Months Ended June 30, 2014
(amounts in thousands, except share data and property counts)

financial condition of the Company at June 30, 2014 and results of operations for all periods presented have been made. The results of operations for the three and six months ended June 30, 2014, may not be indicative of the results for a full year.

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

The properties included in held for sale at June 30, 2014 did not have material leasing operations under the Company’s ownership.

For the three and six months ended June 30, 2014, the Company recognized $114 and $394, respectively, in impairment charges and $38 and $53, respectively, in net loss on sales of assets, along with certain operating costs on properties held for sale. For the three and six months ended June 30, 2013, the Company recognized $312 in impairment charges and $48 and $29, respectively, in net gain on sales of assets, along with certain operating costs on properties held for sale. These costs are classified as other in the condensed consolidated statements of operations and comprehensive loss.

Rent and Other Receivables, Net

The Company maintains an allowance for doubtful accounts for estimated losses that may result from the failure of residents to make required rent or other payments.  The Company estimates this allowance based on payment history and current occupancy status.  The Company generally does not require collateral or other security from its residents, other than security deposits.  If estimates of collectability differ from the cash received, the timing and amount of the Company’s reported net loss could be impacted.

At June 30, 2014, and December 31, 2013, the Company had $488 and $665, respectively, in gross rent receivables, and $50 and $228, respectively, in allowances for doubtful accounts classified as other assets on the condensed consolidated balance sheets.

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
Six Months Ended June 30, 2014
(amounts in thousands, except share data and property counts)

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates a new Topic, Accounting Standards Codification Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard is effective for interim or annual periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. Early adoption of this standard is not allowed. The Company is currently evaluating the impact the adoption of Topic 606 will have on its financial statements.

Note 3.  Revolving Credit Facility

Certain of the Company's subsidiaries have a $350,000 revolving credit facility with a syndicate of banks. On January 16, 2014, the revolving credit facility was amended to increase the borrowing capacity from $200,000. The Company is able to draw up to 55% of the aggregate value of the eligible properties based on the lesser of (a) the third-party broker price opinion value or (b) the original purchase price plus certain renovation and other capitalized costs of the properties.  The revolving credit facility matures on May 10, 2016 and bears interest at a varying rate of the London Interbank Offered Rate, or LIBOR, plus 3.50% subject to a LIBOR floor of 0.5%.  The Company is also required to pay a monthly fee on the unused portion of the revolving credit facility at a rate of 0.5% per annum, which began to accrue 90 days following the closing of the revolving credit facility. The revolving credit facility may be used for the acquisition, financing, and renovation of properties and other general purposes. As of June 30, 2014 and December 31, 2013, $224,560 and $164,825, respectively, was outstanding under the revolving credit facility. The weighted average interest rate on the revolving credit facility as of and for the three and six months ended June 30, 2014 and June 30, 2013, was 4.0%. In the three and six months ended June 30, 2014, the Company incurred $2,298 and $4,247, respectively, in gross interest expense on the revolving credit facility, before the effect of capitalizing interest related to property renovations. In the three and six months ended June 30, 2013, the Company incurred $295 in gross interest expense on the revolving credit facility, before the effect of capitalizing interest related to property renovations.

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

The revolving credit facility does not contractually restrict the Company’s ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. For example, in the final year of the revolving credit facility, all cash generated by the properties in the pledged subsidiaries must be used to pay down the principal amount outstanding under the revolving credit facility.  The revolving credit facility requires the Company to meet certain quarterly financial tests pertaining to net worth, total liquidity, debt yield and debt service coverage ratios, as defined by the agreement.  The Company must maintain, as defined by the agreement, total liquidity of $25,000 and a net worth of at least $125,000, as determined in accordance with the revolving credit facility agreement.  As of June 30, 2014, and December 31, 2013, the Company was in compliance with all financial covenants.  The revolving credit facility also provides for the

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Six Months Ended June 30, 2014
(amounts in thousands, except share data and property counts)

restriction of cash whereby the Company must set aside funds for payment of insurance, property taxes and certain property operating and maintenance expenses associated with properties in the pledged subsidiaries' portfolios.  As of June 30, 2014 and December 31, 2013 the Company had $19,368 and $12,216, respectively, included in escrow deposits associated with the required reserves.  The agreement also contains customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.

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

The Company capitalizes interest for properties undergoing renovation activities.  Capitalized interest totaled $164 and $246, respectively, for the three and six months ended June 30, 2014 and $295 for the three and six months ended June 30, 2013.

Costs incurred in the placement of the Company’s debt are being amortized using the straight-line method over the term of the related debt.  In connection with its revolving credit facility, the Company incurred deferred financing costs of $438 and $1,698, respectively, for the three and six months ended June 30, 2014 and $3,583 for the three and six months ended June 30, 2013.  Amortization of deferred financing costs, recorded as interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss, was $508 and $968, respectively, for the three and six months ended June 30, 2014 and $158 for the three and six months ended June 30, 2013.

Interest Rate Cap Agreements
The variable rate of interest on the revolving credit facility exposes the Company to interest rate risk. The Company seeks to manage this risk through the use of interest rate cap agreements.
As of June 30, 2014, the Company held three interest rate cap agreements with an aggregate notional amount of $245,000, LIBOR caps of 3.00%, and termination dates of May 10, 2016. The first two interest rate cap agreements, with an aggregate notional amount of $170,000, were purchased in the third quarter of 2013, at an aggregate purchase price of $533. On February 5, 2014, the Company entered into an additional interest rate cap agreement with a notional amount of $75,000 at a purchase price of $100. Portions of the purchase prices of the interest rate cap agreements, representing the premiums paid to enter into the contracts, were capitalized as deferred financing costs and are being amortized using the straight-line method over the terms of the related agreements. The Company determined that the interest rate caps qualify for hedge accounting and, therefore, designated the derivatives as cash flow hedges with future changes in fair value recognized through other comprehensive loss (see Note 7). Ineffectiveness is calculated as the amount by which the change in fair value of the derivatives exceeds the change in the fair value of the anticipated cash flows related to the revolving credit facility.
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

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Six Months Ended June 30, 2014
(amounts in thousands, except share data and property counts)

On July 1, 2013, the Company’s Board of Directors authorized the Company to repurchase up to 2,500,000 shares of its common stock through a share repurchase program. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules.  In the six months ended June 30, 2014, 155,657 shares were repurchased by the Company under the program and retired for a total cost of $2,438, at an average purchase price of $15.66.

In the six months ended June 30, 2014, the Company issued, in aggregate, 58,841 shares of restricted common stock to certain officers and personnel of the Manager and the Manager's operating subsidiary. The average estimated fair value of these awards was $16.15 per share, based upon the closing price of the Company's stock on the grant dates. These grants will vest in three equal annual installments commencing on the date of the grant, as long as the individual to whom the grant was made is an employee of the Manager or the Manager's operating subsidiary on the vesting date.

On May 21, 2014, the Company awarded each of its independent directors an equity retainer in the form of an award of restricted stock with a fair market value of $50 through the issuance of 15,995 total shares. This annual equity retainer for such independent directors will vest as to all of such shares on the earlier of (i) the one year anniversary of the date of grant and (ii) the date immediately preceding the date of the Company’s next annual meeting of stockholders, subject in each case, to the independent director’s continued service to the Company through the vesting date.

Common Stock Dividends

The following table presents cash dividends declared by the Company on its common stock since its formation:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share
March 21, 2013	April 1, 2013	April 12, 2013	$0.01
June 20, 2013	July 1, 2013	July 12, 2013	0.01
September 19, 2013	October 1, 2013	October 11, 2013	0.01
December 19, 2013	December 30, 2013	January 10, 2014	0.01
March 13, 2014	March 24, 2014	April 4, 2014	0.03
June 19, 2014	June 30, 2014	July 11, 2014	0.03

Preferred Stock Dividends

The following table presents cash dividends declared by the Company on its 10% cumulative redeemable preferred stock since its formation:

Declaration Date	Payment Date	Cash Dividend per Share
March 21, 2013	April 12, 2013	$31.39
June 26, 2013	June 28, 2013	25.00
September 19, 2013	October 11, 2013	24.72
December 19, 2013	January 10, 2014	24.72
April 2, 2014	April 4, 2014	23.33
June 25, 2014	June 30, 2014	26.94

The March 21, 2013 dividend declaration included amounts relating to the period from the date of the Company's formation through April 12, 2013.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Six Months Ended June 30, 2014
(amounts in thousands, except share data and property counts)

Note 5.  Earnings (Loss) Per Share

The following table presents a reconciliation of net loss attributable to common stockholders and shares used in calculating basic and diluted earnings (loss) per share, or EPS, for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss attributable to controlling interests	$(4,970)	$(6,742)	$(9,335)	$(13,119)
Preferred stock distributions	(25)	(25)	(50)	(50)
Net loss attributable to common stockholders	$(4,995)	$(6,767)	$(9,385)	$(13,169)
Basic and diluted weighted average common shares outstanding	38,465,803	39,318,318	38,504,053	39,250,612
Net loss per common share - basic and diluted	$(0.13)	$(0.18)	$(0.24)	$(0.34)

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

As additional purchase price consideration in the Company's formation transactions, the Company was required to make additional payments to Two Harbors and the prior members of the Provident Entities, equal to 50% of the advisory management fee payable to the Manager, during the first year after the Offering (before adjustment for any property management fees received by our Manager’s operating subsidiary). These payments reduced the amount owed to the Manager on a dollar-for-dollar basis and thus had no net impact on expenditures of the Company.

During the three and six months ended June 30, 2014, the Company expensed $2,169 and $4,370, respectively, in advisory management fees net of the reduction for the 5% property management fee described below. During the three months ended June 30, 2013, the Company expensed $2,578 in advisory management fees, of which $1,198, $1,016, and $364 were payable to the Manager, Two Harbors and the prior members of the Provident Entities, respectively. During the six months ended June 30, 2013, the Company expensed $5,430 in advisory management fees, of which $2,552, $2,119, and $759 were payable to the Manager, Two Harbors and the prior members of the Provident Entities, respectively.

As of June 30, 2014, the Company had $2,169 outstanding related to the advisory management fee and reflected in amounts due to the manager and affiliates on the condensed consolidated balance sheets. As of December 31, 2013, the Company had $1,181 outstanding and reflected in amounts due to the manager and affiliates and $998 in amounts due to previous owners on the condensed consolidated balance sheets related to advisory fees expensed in the prior year.

The Company also reimbursed the Manager for certain general and administrative expenses, primarily related to employee compensation and certain office costs. Direct and allocated costs incurred by the Manager on behalf of the Company totaled $2,360 and $3,699 for the three and six months ended June 30, 2014, respectively, and $1,009 and $1,819 for the three and six months ended June 30, 2013, respectively. As of June 30, 2014 and December 31, 2013, the Company owed $481 and

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Six Months Ended June 30, 2014
(amounts in thousands, except share data and property counts)

$1,480, respectively, for these costs which are included in amounts due to the manager and affiliates on the condensed consolidated balance sheets.

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

During the three and six months ended June 30, 2014, the Company incurred property management expense of $2,427 and $5,386, respectively. These amounts included direct expense reimbursements of $1,423 and $3,403, respectively, and the 5% property management fee of $80 and $191, respectively. The remaining amounts in property management fees of $924 and $1,792, respectively, were incurred to reimburse our Manager’s operating subsidiary for direct property management type expenses such as stock compensation to employees dedicated to property management and payments due directly to third-party property managers. In addition, the Company incurred charges with the Manager’s operating subsidiary of $159 and $388, respectively, in acquisitions and renovation fees, which the Company capitalized as part of property acquisition and renovation costs and $0 and $11, respectively, for leasing services, which are reflected as other assets and are being amortized over the life of the leases (typically one year or less).

During the three and six months ended June 30, 2013, the Company incurred property management expense of $3,067 and $5,498, respectively. These amounts included direct expense reimbursements of $2,372 and $4,280, respectively, and the 5% property management fee of $181 and $327, respectively. The remaining amounts in property management fees of $514 and $891, respectively, were incurred to reimburse our Manager's operating subsidiary for expenses payable to third-party property managers and direct property management type expenses such as stock compensation to employees dedicated to property management. In addition, the Company incurred charges with the Manager's operating subsidiary of $1,329 and $2,643, respectively, in acquisitions and renovation fees, which the Company capitalized as part of property acquisition and renovation costs and $68 and $100, respectively, for leasing services, which are reflected as other assets and amortized over the life of the leases.

As of June 30, 2014 and December 31, 2013, the Company owed $0 and $4,205, respectively, for these services which are included in amounts due to the manager and affiliates on the condensed consolidated balance sheets.

In June 2014, the Manager's operating subsidiary acquired the Company's third-party property manager in Tampa, who provided services exclusively to the Company, for $775. No significant assets or liabilities were acquired or assumed as part of the transaction and the payment was recorded as a one-time general and administrative expense.

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
Six Months Ended June 30, 2014
(amounts in thousands, except share data and property counts)

Recurring Fair Value

The Company uses interest rate cap agreements to manage its exposure to interest rate risk (refer to Note 3). The interest rate cap agreements are valued using models developed by the respective counterparty that use as their basis readily observable market parameters (such as forward yield curves).

The following tables provide a summary of the aggregate fair value measurements for the interest rate cap agreements and the location within the condensed consolidated balance sheets at June 30, 2014 and December 31, 2013, respectively:

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	June 30, 2014	Quoted Prices (Unadjusted) for Identical Assets/Liabilities (Level 1)	Quoted Prices for Similar Assets and Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Caps (Cash Flow Hedges)	Other Assets	$43	$—	$43	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	December 31, 2013	Quoted Prices (Unadjusted) for Identical Assets/Liabilities (Level 1)	Quoted Prices for Similar Assets and Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Caps (Cash Flow Hedges)	Other Assets	$214	$—	$214	$—

The following table provides a summary of the effect of cash flow hedges on the Company's condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2014:

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss on Derivative	Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Interest Rate Caps	$(223)	Interest Expense	—	N/A	—

As of June 30, 2014 and December 31, 2013 there were $499 and $276, respectively, in deferred losses in accumulated other comprehensive loss related to interest rate cap agreements. The Company expects to recognize $96 in interest expense during the twelve months ending June 30, 2015, which will be reclassified out of accumulated other comprehensive loss in accordance with the amortization schedules established upon designation of the interest rate caps as cash flow hedges.

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
Six Months Ended June 30, 2014
(amounts in thousands, except share data and property counts)

Fair Value of Other Financial Instruments

In accordance with ASC 820, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the condensed consolidated balance sheets, for which fair value can be estimated.  The following describes the Company’s methods for estimating the fair value for financial instruments. Descriptions are not provided for those items that have zero balances as of June 30, 2014.

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

•
The Company’s 10% cumulative redeemable preferred stock had a fair value which approximates its liquidation value at June 30, 2014 and December 31, 2013.  The Company categorizes the fair value measurement of this instrument as Level 2.

Note 8.  Commitments and Contingencies

Concentrations

As of June 30, 2014, approximately 57% of the Company’s properties were located in Phoenix, AZ, Tampa, FL, and Atlanta, GA, which exposes the Company to greater economic risks than if the Company owned a more geographically dispersed portfolio.

Resident Security Deposits

As of June 30, 2014, the Company had $8,029 in resident security deposits. Security deposits are refundable, net of any outstanding charges and fees, upon expiration of the underlying lease.

Earnest Deposits

Escrow deposits include non-refundable cash or earnest deposits for the purchase of properties. As of June 30, 2014, the Company had earnest deposits for property purchases of $243. As of June 30, 2014, for properties acquired through individual broker transactions which involve submitting a purchase offer, the Company had offers accepted to purchase residential properties for an aggregate amount of $11,144. However, not all of these properties are certain to be acquired because properties may fall out of escrow through the closing process for various reasons and the escrow deposits may be lost. Lost escrow deposits are included in other on the condensed consolidated statements of operations and comprehensive loss.

Legal and Regulatory

From time to time, the Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of the Company's business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company's condensed consolidated financial statements and, therefore, no accrual has been recorded as of June 30, 2014.

Note 9.  Subsequent Events

Securitization Transaction
Silver Bay announced on July 31, 2014 that it priced its previously disclosed securitization transaction. The transaction involves the issuance and sale of single-family rental pass-through certificates that represent beneficial ownership interests in a loan secured by 3,089 single-family properties sold to one of its affiliates. The Company has agreed to sell approximately

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Six Months Ended June 30, 2014
(amounts in thousands, except share data and property counts)

$312,000 of certificates with a blended effective interest rate of LIBOR plus 1.92%. The securitization transaction is expected to close on or about August 12, 2014.
The certificates will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The certificates will be offered and sold in the United States in accordance with Rule 144A.
Internalization Transaction
Silver Bay announced on August 4, 2014 that it has entered into a contribution agreement to acquire the Manager in exchange for 2,231,511 common units of the Operating Partnership, which are redeemable for cash or, at Silver Bay's election, a number of the Company's common shares on a one-for-one basis that represents approximately 5.8% of the outstanding capital stock of Silver Bay as of June 30, 2014. Following such transaction, Silver Bay will own all material assets and intellectual property rights of the Manager currently used in the conduct of its business and will be managed by officers and employees who currently work for the Manager and who are expected to become employees of Silver Bay or a subsidiary thereof as a result of the internalization.
The contribution agreement includes a net worth adjustment, payable in cash, in the event that the closing net worth of the Manager is greater or less than zero dollars after making an adjustment to exclude any liabilities for accrued bonus compensation payable to the chief executive officer and personnel providing data analytics directly supporting the investment function of the Company. The Manager will receive management fees under the advisory management agreement and property management and acquisition services agreement through September 30, 2014, regardless of when the transaction closes. The Manager will continue to receive expense reimbursement under the existing management agreements through the closing date and, from September 30, 2014 through the closing date, will receive expense reimbursement for the compensation of Silver Bay’s chief executive officer and personnel providing data analytics directly supporting the investment function. The contribution agreement can be terminated by the mutual agreement of the members of the Manager, the Operating Partnership and Silver Bay before or after stockholder approval and can be terminated by Silver Bay or the members of the Manager if the internalization has not been approved by the Company's stockholders on or before December 31, 2014. If the contribution agreement is terminated, Silver Bay will continue to pay the management fees and expense reimbursement under the existing management agreements.
This transaction remains subject to approval of the Company’s stockholders. Although an agreement has been reached, there is no assurance that the stockholders will approve the transaction or that the internalization will be completed.

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

Overview

We are an externally-managed Maryland corporation focused on the acquisition, renovation, leasing, and management of single-family properties in select markets in the United States. Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We generate virtually all of our revenue by leasing our portfolio of single-family properties. As of June 30, 2014, we owned 5,987 single-family properties, excluding properties held for sale, in Arizona, California, Florida, Georgia, Nevada, North Carolina, Ohio and Texas, 90.5% of which were leased.

We are externally managed by PRCM Real Estate Advisers LLC, or our Manager. We rely on our Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business as we have no employees of our own. Our Manager is a joint venture of an affiliate of Pine River Capital Management L.P, or Pine River, and Provident Real Estate Advisors LLC, or Provident.

We announced recently that we entered into an agreement to acquire our Manager and internalize our management, however, there can be no assurance that such transaction will be consummated. See Part II, Item 5 Other Information in this Form 10-Q for more information regarding this transaction.

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

Silver Bay Realty Trust Corp. was incorporated in Maryland in June 2012. Silver Bay Realty Trust Corp. conducts its business and owns all of its properties through Silver Bay Operating Partnership L.P., or the Operating Partnership, a Delaware limited partnership. Silver Bay Realty Trust Corp.’s wholly owned subsidiary, Silver Bay Management LLC, or the General Partner, is the sole general partner of the Operating Partnership. Silver Bay Realty Trust Corp. has no material assets or liabilities other than its investment in the Operating Partnership. As of June 30, 2014, Silver Bay Realty Trust Corp. owned, through a combination of direct and indirect interests, 100.0% of the partnership interests in the Operating Partnership. Except as otherwise required by the context, references to the “Company,” “Silver Bay,” “we,” “us” and “our” refer collectively to Silver Bay Realty Trust Corp., the Operating Partnership and the direct and indirect subsidiaries of each.

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

Property Portfolio

Our real estate investments consist of single-family properties in select markets. As of June 30, 2014, we owned 5,987 single-family properties, excluding properties held for sale, in the following markets:

Market	Number of Properties (1)	Aggregate Cost Basis (2) (thousands)	Average Cost Basis Per Property (thousands)	Average Age (in years) (3)	Average Square Footage
Phoenix	1,424	$200,058	$140	25.2	1,636
Atlanta	1,040	129,864	125	17.7	2,006
Tampa	926	132,311	143	24.4	1,656
Northern CA(4)	384	72,161	188	45.4	1,401
Dallas	309	39,546	128	21.3	1,636
Las Vegas	290	40,984	141	17.7	1,719
Columbus	283	32,101	113	36.7	1,416
Orlando	268	39,099	146	26.1	1,616
Southeast FL(5)	241	46,785	194	38.7	1,584
Jacksonville	224	27,942	125	27.9	1,531
Tucson	209	17,252	83	41.0	1,330
Southern CA(6)	156	23,572	151	44.0	1,346
Charlotte	130	17,090	131	12.8	1,980
Houston	103	11,429	111	30.7	1,674
Totals	5,987	$830,194	$139	26.6	1,665

(1)	Total properties exclude properties held for sale or sold by our TRS and any properties previously acquired in purchases that have been subsequently rescinded or vacated.

(2)
Aggregate cost includes all capitalized costs, determined in accordance with GAAP, incurred through June 30, 2014 for the acquisition, stabilization, and significant post-stabilization renovation of properties, including land, building, possession costs and renovation costs. Aggregate cost includes $4.9 million in capital improvements, incurred from our formation through June 30, 2014, made to properties that had been previously renovated, but does not include accumulated depreciation.

(3)
As of June 30, 2014, approximately 14% of our properties were less than 10 years old, 29% were between 10 and 20 years old, 18% were between 20 and 30 years old, 18% were between 30 and 40 years old, 9% were between 40 and 50 years old, and 12% were more than 50 years old. Average age is an annual calculation.

(4)	Northern California market currently consists of Contra Costa, Napa and Solano counties.

(5)	Southeast Florida market currently consists of Miami-Dade, Broward and Palm Beach counties.

(6)	Southern California market currently consists of Riverside and San Bernardino counties.

Recent Highlights of 2014

In June 2014, our Manager's operating subsidiary acquired our third-party property manager in the Tampa market increasing the number of properties internally managed to 65.4%.

Stabilized occupancy remained relatively unchanged from March 31, 2014 at 94.7%, due to a high-percentage of renewals on expiring leases and continued leasing momentum in our Columbus and Atlanta markets. Stabilized occupancy in Columbus increased to 92.5% from 79.6% at March 31, 2014.

Funds From Operations, or FFO, was $1.4 million, or $0.04 per share, in the second quarter of 2014, as compared to $2.1 million, or $0.05 per share, in the first quarter of 2014. Core Funds From Operations, or Core FFO, increased 11.9% to $3.0 million, or $0.08 per share, in the second quarter of 2014, as compared to $2.7 million, or $0.06 per share, in the first quarter of 2014.

In June 2014, we declared a $0.03 per share dividend on our common stock.

At June 30, 2014, we had cash of $36.4 million and $125.4 million available under our revolving credit facility.

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

Industry and Market Outlook

The housing market environment in our markets remains attractive for single-family property acquisitions and rentals. Pricing for housing in certain of our markets remains attractive and demand for housing is growing. At the same time, we continue to face competition for new properties and residents from local operators and institutional managers.

Housing prices across all of our core markets have appreciated over the past twelve months. Despite these gains, we believe housing in certain of our markets continues to provide attractive acquisition opportunities and remains inexpensive relative to replacement cost and affordability metrics.

MSA Home Price Appreciation (“HPA”)(1)
Source: CoreLogic as of May 2014

Market	HPA (Peak to Trough)(2)	HPA (Peak to Current)	HPA (Prior 12 months)	HPA (Prior 3 months)
Phoenix, AZ	-53%	-30%	9%	2%
Tucson, AZ	-43%	-31%	7%	2%
Northern CA (3)	-60%	-38%	24%	4%
Southern CA (4)	-53%	-32%	18%	4%
Jacksonville, FL	-41%	-29%	5%	5%
Orlando, FL	-55%	-37%	11%	4%
Southeast FL (5)	-53%	-37%	11%	4%
Tampa, FL	-48%	-35%	8%	4%
Atlanta, GA	-34%	-10%	12%	6%
Charlotte, NC	-17%	5%	7%	4%
Las Vegas, NV	-60%	-40%	13%	3%
Columbus, OH	-18%	-5%	8%	6%
Dallas, TX	-14%	7%	9%	4%
Houston, TX	-13%	14%	13%	6%
National	-33%	-13%	9%	4%

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

Acquisitions

Our Manager’s ability to identify and acquire, on our behalf, single-family properties that meet our investment criteria will be affected by home prices in our markets, the inventory of properties available through our acquisition channels, competition for our target assets, and our capital available for investment. We acquired 244 properties at an average purchase price of $112,000 in the three months ended June 30, 2014. As of June 30, 2014, for properties acquired through individual broker transactions which involve submitting a purchase offer, we had offers accepted to purchase 79 additional properties for an aggregate amount of $11.1 million. We intend to continue acquisitions in select markets in 2014 subject to the availability of additional debt or equity capital, among other factors.

Stabilization, Renovation and Leasing

Before an acquired property becomes an income producing asset, we must possess, renovate, market and lease the property.  We refer to this process as property stabilization. We consider a property stabilized at the earlier of (i) its first authorized occupancy or (ii) 90 days after the renovations for such property are complete regardless of whether the property is leased. Properties acquired with in-place leases are considered stabilized even though such properties may require future renovation to meet our standards and may have existing residents who would not otherwise meet our resident screening requirements. The time to stabilize a newly acquired property can vary significantly among properties for several reasons, including the property’s acquisition channel, the age and condition of the property, whether the property was vacant when acquired, local demand for our properties, our marketing techniques, and the size of our available inventory of rent ready properties. During the three months ended June 30, 2014, we stabilized 129 properties.

The following table summarizes the stabilized and leasing status of our properties as of June 30, 2014:

Market	Number of Properties	Number of Stabilized Properties	Properties Leased	Properties Vacant	Aggregate Portfolio Occupancy Rate	Stabilized Occupancy Rate	Average Monthly Rent (1)
Phoenix	1,424	1,424	1,364	60	95.8%	95.8%	$1,036
Atlanta	1,040	1,004	925	115	88.9%	92.1%	1,159
Tampa	926	925	871	55	94.1%	94.2%	1,233
Northern CA	384	384	374	10	97.4%	97.4%	1,503
Dallas	309	265	255	54	82.5%	96.2%	1,266
Las Vegas	290	290	282	8	97.2%	97.2%	1,145
Columbus	283	279	258	25	91.2%	92.5%	1,033
Orlando	268	225	222	46	82.8%	98.7%	1,237
Southeast FL	241	176	168	73	69.7%	95.5%	1,722
Jacksonville	224	153	143	81	63.8%	93.5%	1,110
Tucson	209	209	199	10	95.2%	95.2%	837
Southern CA	156	155	148	8	94.9%	95.5%	1,161
Charlotte	130	129	110	20	84.6%	85.3%	1,164
Houston	103	101	97	6	94.2%	96.0%	1,196
Totals	5,987	5,719	5,416	571	90.5%	94.7%	$1,170

(1)
Average monthly rent for leased properties was calculated as the average of the contracted monthly rent for all leased properties as of June 30, 2014 and reflects rent concessions amortized over the life of the related lease.

Stabilized occupancy remained consistent at 94.7% as of June 30, 2014 compared to 94.8% as of March 31, 2014. The slight decrease in the stabilized occupancy percentage was a function of the timing of move-outs on scheduled lease expirations, specifically in the Tampa market, off-set by continued leasing momentum in the Columbus and Atlanta markets. The Columbus market has experienced sustained leasing momentum since our Manager's operating subsidiary internalized management of the market in December 2013. This improved leasing activity resulted in stabilized occupancy increasing to 92.5% as of June 30, 2014 from 53.9% as of December 31, 2013 in Columbus.

In the quarter ended June 30, 2014, 466 properties turned over. This turnover number includes move-outs, evictions and lease breaks on our stabilized portfolio but excludes evictions of unauthorized residents at time of acquisition. Quarterly turnover for the three months ended June 30, 2014 was 8.1%. Quarterly turnover represents the number of properties turned over in the period divided by the number of properties in stabilized status during the period (i.e., 5,719 properties for the three months ended June 30, 2014). The total number of properties with lease expirations in the three months ended June 30, 2014 was 1,079, including properties with month-to-month occupancy in the period. Of these properties, 323 properties turned over (implying a 29.9% turnover rate).

Results of Operations

The following are our results of operations (unaudited) for the three and six months ended June 30, 2014 and 2013 and the three months ended March 31, 2014:

					Three Months Ended March 31,	Sequential Quarter Comparison
Selected Financial Data (unaudited)	Three Months Ended June 30,		Six Months Ended June 30,			Three Months Ended June 30, 2014 vs March 31, 2014
(amounts in thousands except share data)	2014	2013	2014	2013	2014	$ Change	% Change
Revenue:
Rental income	$18,789	$10,325	$36,460	$17,621	$17,671	$1,118	6.3%
Other income	363	392	823	777	460	(97)	(21.1)%
Total revenue	19,152	10,717	37,283	18,398	18,131	1,021	5.6%

Expenses:
Property operating and maintenance	4,140	2,642	7,750	4,344	3,610	530	14.7%
Real estate taxes	2,793	1,712	5,279	3,132	2,486	307	12.3%
Homeowners’ association fees	355	280	659	561	304	51	16.8%
Property management	2,427	3,067	5,386	5,498	2,959	(532)	(18.0)%
Depreciation and amortization	6,228	4,860	12,373	8,378	6,145	83	1.4%
Advisory management fee - affiliates	2,169	2,578	4,370	5,430	2,201	(32)	(1.5)%
General and administrative	3,417	1,949	5,470	3,477	2,053	1,364	66.4%
Interest expense	2,642	158	4,969	158	2,327	315	13.5%
Other	(49)	217	362	548	411	(460)	(111.9)%
Total expenses	24,122	17,463	46,618	31,526	22,496	1,626	7.2%
Net loss	(4,970)	(6,746)	(9,335)	(13,128)	(4,365)	(605)	13.9%

Net loss attributable to noncontrolling interests - Operating Partnership	—	4	—	9	—	—	—%
Net loss attributable to controlling interests	(4,970)	(6,742)	(9,335)	(13,119)	(4,365)	(605)	13.9%
Preferred stock distributions	(25)	(25)	(50)	(50)	(25)	—	—
Net loss attributable to common stockholders	$(4,995)	$(6,767)	$(9,385)	$(13,169)	$(4,390)	$(605)	13.8%

Loss per share - basic and diluted:
Net loss attributable to common shares	$(0.13)	$(0.18)	$(0.24)	$(0.34)	$(0.11)	$(0.02)	18.2%
Weighted average common shares outstanding	38,465,803	39,318,318	38,504,053	39,250,612	38,542,728	(76,925)	(0.2)%

Other Data (1):
Net operating income	$9,658	$3,727	$18,881	$5,961	$9,223	$435	4.7%
Net operating income as a percentage of total revenue	50.4%	34.8%	50.6%	32.4%	50.9%

Funds from operations	$1,410	$(1,935)	$3,485	$(4,468)	$2,075	$(665)	(32.0)%
Core FFO	$2,973	$(1,243)	$5,629	$(3,420)	$2,656	$317	11.9%
FFO per common share - basic and diluted	$0.04	$(0.04)	$0.09	$(0.11)	$0.05
Core FFO per common share - basic and diluted	$0.08	$(0.03)	$0.14	$(0.09)	$0.06

(1)
NOI, FFO and Core FFO are non-GAAP financial measures we believe, when considered with the financial statements determined in accordance with GAAP, are helpful to investors in understanding our performance as a REIT. Reconciliations of NOI, FFO, and Core FFO to net loss and net loss attributable to common stockholders prepared in accordance with GAAP, respectively, are found in this Item 2 under the headings "Net Operating Income" and "Funds From Operations and Core Funds From Operations".

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

Total revenue increased $1.0 million, or 5.6%, in the second quarter of 2014 on a sequential quarter basis. Total revenue increased $8.4 million and $18.9 million in the three and six months ended June 30, 2014, respectively, over the prior year periods. These increases are due primarily to the increase in the number of properties leased in the three and six months ended June 30, 2014 as compared to prior periods. We owned 5,416 leased properties as of June 30, 2014 as compared to 5,300 and 3,610 leased properties as of March 31, 2014 and June 30, 2013, respectively. We achieved an average monthly rent for leased properties in our total portfolio of $1,170 and $1,163 as of the end of the second quarter of 2014 and first quarter of 2014, respectively.

Expenses

Property Operating and Maintenance Expenses.  Property operating and maintenance expenses increased $530,000, or 14.7%, in the second quarter of 2014 on a sequential quarter basis and increased $1.5 million and $3.4 million for the three and six months ended June 30, 2014 over the prior year periods.  Included in property operating and maintenance expenses are property insurance, bad debt, utilities and landscape maintenance on market ready properties not leased, repairs and maintenance, and expenses associated with resident turnover. The increase in these expenses on a sequential quarter basis was due to an increase in repairs and maintenance and turn costs. The increase in repairs and maintenance costs was due to seasonal factors and the increase in turn costs was driven by a higher volume of scheduled lease expirations in the second quarter than in the first quarter. These sequential quarter increases were partially off-set by a decrease in market ready costs driven by continued leasing of our existing inventory. The increase in these expenses from the prior year periods are attributable to the significant increases in the number of properties owned, leased and turned in the three and six months ended June 30, 2014, as compared to the prior year periods.

Real Estate Taxes.  Real estate taxes are expensed once a property is market ready for the first time.  Real estate taxes increased $307,000, or 12.3%, in the second quarter of 2014 on a sequential quarter basis and increased $1.1 million and $2.1 million, respectively, for the three and six months ended June 30, 2014 over the prior year periods. The increase in real estate tax expense on a sequential quarter basis is due primarily to increases in estimated property assessed values or tax rates in certain of our markets and to a lesser extent, a slightly higher base of in-service properties. The increase in real estate taxes from the prior year periods are attributable to the significant increase in the number of properties owned and in-service in the three and six months ended June 30, 2014 as compared to the prior year periods and increased property tax rates driven, in part, by appreciation of the property values of our homes.

Property Management.  We utilize a hybrid approach for property management, using our Manager’s operating subsidiary’s internal teams in Phoenix, Atlanta, Southeast Florida and Columbus and third-party property managers in all our other markets. During June 2014, our Manager's operating subsidiary acquired our third-party property manager in the Tampa market which provided services exclusively to us prior to acquisition. Upon internalization of Tampa, 65.4% of our properties are internally managed. Rather than compensating our Manager’s operating subsidiary with commissions or fees based on rental income, we reimburse all costs and expenses of our Manager’s operating subsidiary incurred on our behalf.  In addition to these costs, we pay a property management fee to our Manager’s operating subsidiary equal to 5% of certain compensation and overhead costs incurred as a result of providing services to us, which reduces the advisory management fee paid to our Manager by the same amount. Third-party property management arrangements include fees based on a percentage of rental income and other fees collected from our residents and, in some cases, fees for renovation oversight and leasing activities.

Property management expense decreased $532,000, or 18.0%, in the second quarter of 2014 on a sequential quarter basis, primarily due to decreases in certain personnel related costs and software implementation costs, partially off-set by an increase in fees to third-party property managers driven by increases in occupancy in third-party managed markets. Property management expense decreased $640,000 and $112,000, respectively, for the three and six months ended June 30, 2014, over the prior year periods for the same reasons as the sequential quarter change.

Depreciation and Amortization.  Depreciation and amortization includes depreciation on real estate assets placed in-service and amortization of deferred lease fees and in-place leases.  Depreciation and amortization increased $83,000, or 1.4%, on a sequential quarter basis, primarily as a result of an increase in the number of properties being depreciated in the second quarter of 2014. Depreciation and amortization increased $1.4 million and $4.0 million, respectively, for the three and six months ended June 30, 2014 over the prior year periods, primarily as a result of the increased number of properties placed in service.

Advisory Management Fee.  We rely on our Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business because we have no employees of our own.  We announced recently that we entered into an agreement to acquire our Manager and internalize our management, however, there can be no assurance that such transaction will be consummated. See Part II, Item 5 Other Information in this Form 10-Q for more information regarding this transaction. We pay our Manager a quarterly advisory management fee equal to 0.375% (a 1.5% annual rate) of our average fully diluted market capitalization during the preceding quarter, less the 5% property management fee paid to our Manager’s operating subsidiary.

Advisory management fees decreased $32,000, or 1.5%, in the second quarter of 2014 on a sequential quarter basis as a result of a decrease in our stock price and a reduction in the average number of shares outstanding in the second quarter of 2014. Advisory management fees decreased $409,000 and $1.1 million, respectively, in the three and six months ended June 30, 2014 from the prior year periods primarily as a result of the decline in our stock price and, to a lesser extent, a reduction in the average number of shares outstanding. Of the $5.4 million in advisory fees incurred in the six months ended June 30, 2013, $2.1 million and $759,000 were payable to Two Harbors and the prior members of the Provident Entities, respectively, as additional consideration related to the Formation Transactions.

General and Administrative Expense.   General and administrative expenses include those costs related to being a public company and costs incurred under the advisory management agreement with our Manager. Under the advisory management agreement, we pay all costs and expenses of our Manager incurred in the operation of its business, including all costs and expenses of running the company, all compensation costs (other than for our Chief Executive Officer and personnel providing data analytics directly supporting the investment function), and all costs under the shared services and facilities agreement between our Manager and Pine River. General and administrative expense increased $1.4 million, or 66.4%, in the second quarter of 2014 on a sequential quarter basis. Included in general and administrative expense for the second quarter of 2014 is a one-time expense of $775,000 paid by our Manager's operating subsidiary, which we reimbursed, to acquire our third-party property manager in the Tampa market who provided services exclusively to us prior to acquisition. In addition, the sequential quarter change reflects an increase in non-capitalizable costs related to our proposed asset securitization for personnel and other matters. General and administrative expense increased $1.5 million and $2.0 million, respectively, for the three and six months ended June 30, 2014 over the prior year period, primarily due to the same reasons as the sequential quarter change, as well as increased reimbursement obligations to our Manager for compensation and other professional fees.

Interest Expense.  Interest expense includes interest incurred on the outstanding balance of our revolving credit facility, an unused line fee on the undrawn amount of the revolving credit facility and amortization of deferred financing costs, net of certain amounts capitalized for properties undergoing renovation activities.  Interest expense increased $315,000 or 13.5% on a sequential quarter basis as a result of the increase in the amount outstanding on the revolving credit facility, partially offset by an increase in the amount of interest capitalized for the quarter, driven by an increase in the number of properties acquired and subject to renovation.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which creates a new Topic, Accounting Standards Codification Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard is effective for interim or annual periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. Early adoption of this standard is not allowed. We are currently evaluating the impact the adoption of Topic 606 will have on our financial statements.

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

Our liquidity and capital resources as of June 30, 2014 consisted of cash of $36.4 million, escrow deposits of $34.3 million, and $125.4 million available under our revolving credit facility.  Escrow deposits primarily include refundable and non-refundable cash and earnest money on deposit with the Manager's operating subsidiary and certain third-party property managers for property purchases and renovation costs, earnest money deposits, and at times, monies held with certain municipalities for property purchases.  Escrow deposits also include cash held in reserve at financial institutions, as required by our revolving credit facility, of $19.4 million at June 30, 2014.  As of June 30, 2014, for properties acquired through individual broker transactions that involve submitting a purchase offer, we had offers accepted to purchase residential properties for an aggregate amount of $11.1 million; however not all of these properties are certain to be acquired because certain properties may fall out of escrow through the closing process for various reasons.

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

At June 30, 2014, there was $224.6 million outstanding under the facility and $125.4 million available for borrowing.  We are able to draw up to 55% of the aggregate value of the eligible properties in the borrowing subsidiaries’ portfolios based on the lesser of (a) the value of the properties or (b) the original purchase price plus certain renovation and other capitalized costs of the properties.  Proceeds from the revolving credit facility may be used for the acquisition, financing, and renovation of properties, and other general purposes.

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

We enter into interest rate cap agreements to manage interest rate risk associated with our revolving credit facility. As of June 30, 2014, we have three interest rate cap agreements with an aggregate notional amount of $245.0 million and LIBOR caps of 3.00%.

We announced on July 31, 2014 the pricing of our previously disclosed securitization transaction. The transaction involves the issuance and sale of single-family rental pass-through certificates that represent beneficial ownership interests in a loan secured by 3,089 single-family properties sold to one of our affiliates.   We agreed to sell approximately $312.0 million of certificates, with a blended effective interest rate of LIBOR plus 1.92%.  This transaction is intended to reduce our cost of capital over the long term and provide funds for additional acquisitions of single-family properties and other general corporate purposes.  Concurrent with the close of the securitization transaction, we expect to use a portion of the proceeds to pay down our existing revolving credit facility as well as reduce the current size of the revolving credit facility to $200.0 million.  The reduction in the size of the revolving credit facility will result in the write-off of a portion of our deferred financing costs, and the pay-down of the outstanding balance of the revolving credit facility will trigger ineffectiveness in certain of our interest rate cap agreements, both of which will be recognized as interest expense in the period in which these transactions occur.

Operating Activities

Net cash used by operating activities in the six months ended June 30, 2014 was $8.3 million compared to cash used by operating activities of $2.2 million for the six months ended June 30, 2013.  Our operating cash flows during 2014 were affected by our net loss, additional reserves provided under the revolving credit facility, additional escrow cash on hand with our property managers for operations, and payments to related parties, offset partially by the depreciation and amortization add back.  Our operating cash flows during 2013 were affected by our net loss and reserves under our credit facility, offset partially by the depreciation and amortization add back and an increase in related party payables.

Investing Activities

Net cash used in investing activities in the six months ended June 30, 2014 was $52.9 million and was primarily the result of our acquisition and renovation of newly acquired properties. We used $40.8 million for property acquisitions and another $14.9 million on capital improvements, of which $12.6 million was attributable to our initial renovation of properties, which includes properties purchased in a bulk purchase that have been renovated for the first time, and $2.3 million was attributable to capital improvements to properties that had been previously renovated.

The average renovation cost per property was approximately $28,000 or 25% of the purchase price for all properties placed in service since our Predecessor commenced operations through June 30, 2014, including properties acquired with an in-place lease but excluding properties acquired from the prior members of the Provident Entities. These renovation costs include capitalized expenditures for renovations, property taxes, homeowners’ association dues, interest, costs required to gain possession of the property and other capitalized expenditures until the property is ready for its intended use.

Net cash used in investing activities in the six months ended June 30, 2013 was $295.6 million and was primarily the result of our acquisition and renovation of newly acquired properties. We used $251.6 million for property acquisitions and another $52.2 million on capital improvements, of which $51.7 million was attributable to our initial renovation of properties which includes properties purchased in a bulk purchase that have been renovated for the first time and $574,000 was attributable to capital improvements to properties that had been previously renovated.

The acquisition of properties involves the outlay of capital beyond payment of the purchase price, including payments for property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, and property taxes or homeowners’ association dues in arrears, along with capitalized interest on properties purchased since our credit facility was obtained. Typically, these costs are capitalized as components of the purchase price of the acquired asset. We also make significant capital expenditures to renovate and maintain our properties to Silver Bay standards. Our ultimate success depends in part on our ability to make prudent, cost-effective decisions measured over the long term with respect to these expenditures.

Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2014 was $53.9 million and was primarily attributable to proceeds from our revolving credit facility of $60.1 million, reduced by repurchases of our common stock of $2.4 million, deferred financing costs of $1.7 million and dividends paid of $1.6 million. We used the proceeds from our revolving credit facility to invest in residential properties and for other general corporate purposes.  In comparison, cash provided by financing activities in the six months ended June 30, 2013 was $109.2 million, primarily attributable to proceeds from our credit facility and to a lesser extent the net proceeds from the exercise of the underwriters' overallotment option in our initial public offering of $34.4 million reduced by deferred financing fees of $3.6 million and $450,000 of dividends paid.

We have an obligation to pay dividends on our outstanding 10% cumulative redeemable preferred stock with a $1.0 million aggregate liquidation preference in preference to dividends paid on our common stock.

We have elected to be treated as a REIT for U.S. federal income tax purposes. As a REIT, under U.S. federal income tax law we are required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income. Subject to the requirements of the Maryland General Corporation Law, we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our board of directors, which in the aggregate approximately equal our REIT taxable income in the relevant year. On June 19, 2014, our board of directors declared $1.2 million in common stock dividends, which were paid on July 11, 2014.
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

Aggregate Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from certain contractual obligations, as of June 30, 2014 (in thousands):

(in thousands)	Total	Less than One Year	One to Three Years
Purchase Obligations (1)	$11,144	$11,144	$—
Debt Obligations (2)	242,979	10,010	232,969
Total	$254,123	$21,154	$232,969

(1)
Reflects accepted offers on purchase contracts for properties acquired through individual broker transactions that involve submitting a purchase offer. Not all of these properties are certain to be acquired as properties may fall out of escrow through the closing process for various reasons.

(2)
Reflects amounts outstanding under our revolving credit facility and estimated interest payments. The interest payment component, which includes amounts accrued as of June 30, 2014, was estimated based on the amount outstanding on the revolving credit facility at June 30, 2014, the interest rate in effect at June 30, 2014 of 4.0%, the unused line fee of 0.5% on the undrawn portion of the revolving credit facility, and a May 10, 2016 maturity date.

Net Operating Income

We define net operating income, or NOI, as total revenue less property operating and maintenance, real estate taxes, homeowners’ association fees, property management expenses, and certain other non-cash or unrelated non-operating expenses. NOI excludes depreciation and amortization, advisory management fees, general and administrative expenses, interest expense, and other expenses. Additionally, NOI excludes the 5% property management fee because it more closely represents additional advisory management fee, non-cash share based property management stock compensation, expensed acquisition fees and costs, and certain other property management costs.

We consider NOI to be a meaningful financial measure when considered with the financial statements determined in accordance with U.S. GAAP. We believe NOI is helpful to investors in understanding the core performance of our real estate operations.

The following is a reconciliation of our NOI to net loss as determined in accordance with GAAP for the three and six months ended June 30, 2014 and 2013 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(4,970)	$(6,746)	$(9,335)	$(13,128)
Depreciation and amortization	6,228	4,860	12,373	8,378
Advisory management fee - affiliates	2,169	2,578	4,370	5,430
General and administrative	3,417	1,949	5,470	3,477
Interest expense	2,642	158	4,969	158
Other	(49)	217	362	548
Property operating and maintenance add back:
Market ready costs prior to initial lease	55	—	144	—
Property management add backs:
5% property management fee	80	181	191	327
Acquisition fees and costs expensed	—	173	60	241
System implementation costs	—	290	124	290
Other	86	67	153	240
Total property management add backs	166	711	528	1,098
Net operating income	$9,658	$3,727	$18,881	$5,961
Net operating income as a percentage of total revenue	50.4%	34.8%	50.6%	32.4%

NOI should not be considered an alternative to net loss or net cash flows from operating activities, as determined in accordance with GAAP, as indications of our performance or as measures of liquidity. Not all REITs compute the same non-GAAP measure. Accordingly, there can be no assurance that our basis for computing this non-GAAP measure is comparable with that of other REITs.
Funds From Operations and Core Funds From Operations

Funds From Operations, or FFO, is a non-GAAP financial measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets.  The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss), computed in accordance with GAAP, excluding gains or losses from sales of, and impairment losses recognized with respect to, depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated on the same basis to determine FFO. We calculate FFO attributable to common stockholders (diluted) by subtracting, if dilutive, redemption or repurchase related preferred stock issuance costs and dividends on preferred stock and adding back dividends/distributions on dilutive preferred securities and premiums or discounts on preferred stock redemptions or repurchases.

Core Funds From Operations, or Core FFO, is a non-GAAP financial measure that we use as a supplemental measure of our performance. We believe that Core FFO is further helpful to investors as it provides a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We adjust FFO for expensed acquisition fees and costs, certain fees and expenses related to our ongoing securitization transaction, total non-cash share based stock compensation, and certain other costs to arrive at Core FFO.

FFO and Core FFO should not be considered alternatives to net income (loss) or net cash flows from operating activities, as determined in accordance with GAAP, as indications of our performance or as measures of liquidity. These non-GAAP measures are not necessarily indicative of cash available to fund future cash needs. In addition, although we use these non-GAAP measures for comparability in assessing our performance against other REITs, not all REITs compute the same non-GAAP measures. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs. This is due in part to the differences in capitalization policies used by different companies and the significant effect these capitalization policies have on FFO and Core FFO.  Real estate costs which are accounted for as capital improvements are added to the carrying value of the property and depreciated over time, whereas real estate costs that are expenses are accounted for as a current period expense.  This affects FFO and Core FFO because costs that are accounted for as expenses reduce FFO and Core FFO.  Conversely, real estate costs associated with assets that are capitalized and then subsequently depreciated are added back to net income to calculate FFO and Core FFO.

The following table sets forth a reconciliation of the Company’s net loss attributable to common stockholders as determined in accordance with GAAP and its calculations of FFO and Core FFO for the three and six months ended June 30, 2014 and 2013. Also presented is information regarding the weighted-average number of shares of our common stock outstanding used for the basic and diluted computation per share (amounts in thousands, except share and per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss attributable to common stockholders	$(4,995)	$(6,767)	$(9,385)	$(13,169)
Noncontrolling interests - Operating Partnership	—	(4)	—	(9)
Preferred distributions	25	25	50	50
Depreciation and amortization	6,228	4,860	12,373	8,378
Other	152	(49)	447	282
Funds from operations	$1,410	$(1,935)	$3,485	$(4,468)

Adjustments:
Acquisition fees and costs expensed and other (1)	775	173	835	241
Securitization fees and costs expensed (2)	474	—	584	—
Non-cash stock compensation	259	229	457	517
Market ready costs prior to initial lease	55	—	144	—
System implementation costs	—	290	124	290
Core funds from operations	2,973	(1,243)	5,629	(3,420)

Weighted average shares outstanding (3)	38,465,803	39,318,318	38,504,053	39,250,612
FFO per common share - basic and diluted (4)	$0.04	$(0.04)	$0.09	$(0.11)
Core FFO per common share - basic and diluted (4)	$0.08	$(0.03)	$0.14	$(0.09)

(1)	Includes a one-time expense in the three and six months ended June 30, 2014 to acquire our third-party property manager in our Tampa market.

(2)	Represents non-capitalizable costs related to our proposed asset securitization for personnel and other matters.

(3)
A total of 27,459 common units were outstanding at June 30, 2013, but have been excluded from the calculation of FFO and Core FFO per common share - basic and diluted, as their inclusion would not be dilutive.

(4)
FFO and Core FFO per common share - basic and diluted are calculated on a basis consistent with earnings (loss) per share, by removing the adjustments for preferred distributions and the portion of net income (loss) attributable to noncontrolling interests.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Our future revenue, cash flows and fair values relevant to certain financial instruments are dependent upon prevailing market interest rates. The outstanding debt under our revolving credit facility has a variable interest rate. We are therefore most vulnerable to changes in short-term LIBOR interest rates. For a discussion of our borrowing activity in the six months ended June 30, 2014, see Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

There have been no material changes in our interest rate market risk during the six months ended June 30, 2014. For additional information on our interest rate market risk, refer to Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our net income and FFO may decrease in the near term as a result of the Internalization.
We will expense all cash and non-cash costs involved in the acquisition of our Manager and internalization of our management, or the Internalization. As a result, our net income and FFO will decrease in the period in which the Internalization closes, driven predominately by the non-cash charge related to the issuance of common units and, to a lesser extent, for liabilities assumed and other transaction related costs. We expect the Internalization to be accretive to net income and FFO per share because the savings from the reduction in management fees will more than offset the dilutive issuance of common units in our Operating Partnership and any increased personnel and other expenses beginning in the quarter following closing. However, if the expenses we assume as a result of the Internalization are higher than we anticipate, our net income per share and FFO per share would be adversely affected.
We may not be able to hire the Pine River employees who are currently managing our business and operations and may not adequately replace Pine River personnel who dedicate only a portion of their time to Silver Bay.
We expect to hire certain employees of Pine River in connection with the Internalization. The contribution agreement we entered to effect the Internalization provides that Pine River will use commercially reasonable efforts to encourage the employees who currently provide dedicated services to Silver Bay to become employees of Silver Bay following the closing of the Internalization, including our Chief Executive Officer and Chief Financial Officer; however, these employees have not yet been offered employment and may not decide to accept employment with Silver Bay. If we need to recruit and hire additional personnel, there may be delays in doing so, the compensation to such employees may be higher, and there could be disruptions to our business.
In addition to having employees who provide dedicated services to us, Pine River has certain employees and partners who provide services to us as needed. We do not expect to hire any of these people, which includes Mr. O’Brien, our General Counsel and Secretary who will resign on or before the closing of the Internalization. Instead, we will need to find others to provide the services currently performed by these resources. If we need to recruit and hire additional personnel to replace these resources, there may be delays in doing so, the compensation to such employees may be higher, and there could be disruptions to our business.
We may not manage the Internalization effectively.
The Internalization could be a time consuming and costly process. If we fail to plan and manage the Internalization efficiently and effectively, our ability to manage our properties and business may be adversely affected and we may not realize anticipated cost savings benefits.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

In the second quarter of 2014, we borrowed an aggregate amount of $26.4 million under our revolving credit facility described elsewhere in this Quarterly Report on Form 10-Q.

On August 4, 2014, we announced that we entered into a contribution agreement to acquire our Manager in exchange for 2,231,511 common units of Silver Bay Operating Partnership L.P., or the Operating Partnership, which are redeemable for cash or, at our election, a number of our common shares on a one-for-one basis that represent approximately 5.8% of our outstanding capital stock as of June 30, 2014. Following such a transaction, we will own all material assets and intellectual property rights of our Manager currently used in the conduct of its business and will be managed by officers and employees who currently work for our Manager and who we expect to become our employees as a result of the internalization.
The contribution agreement includes a net worth adjustment, payable in cash, in the event that the closing net worth of our Manager is greater or less than zero dollars after making an adjustment to exclude any liabilities for accrued bonus compensation payable to our chief executive officer and personnel providing data analytics directly supporting the investment function of the Company. Our Manager will receive management fees under the advisory management agreement and property management and acquisition services agreement through September 30, 2014, regardless of when the transaction closes. Our Manager will continue to receive expense reimbursement under the management agreements through the closing date and, from September 30, 2014 through the closing, will receive expense reimbursement for the compensation of our chief executive officer and personnel providing data analytics directly supporting the investment function. The contribution agreement can be terminated by the mutual agreement of the members of our Manager, the Operating Partnership and us before or after stockholder approval and can be terminated by the members of our Manager or us if the internalization has not been approved by our stockholders on or before December 31, 2014. If the contribution agreement is terminated, we will continue to pay the management fees and expense reimbursement under the existing management agreements.
This transaction remains subject to approval of our stockholders. Although an agreement has been reached, there is no assurance that our stockholders will approve the transaction or that the internalization will be completed.
Item 6.  Exhibits

(a)	The attached Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BAY REALTY TRUST CORP.

Date: August 7, 2014	By:	/s/ David N. Miller
David N. Miller President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2014	By:	/s/ Christine Battist
Christine Battist Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
2.1	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., and Two Harbors Operating Company LLC, dated December 4, 2012.	S-11/A	333-183838	2.1	December 12, 2012
2.2	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Polar Cactus LLC, dated December 4, 2012.	S-11/A	333-183838	2.2	December 12, 2012
2.3	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Polar Cactus II LLC, dated December 4, 2012.	S-11/A	333-183838	2.3	December 12, 2012
2.4	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Cool Willow LLC, dated December 4, 2012.	S-11/A	333-183838	2.4	December 12, 2012
2.5	Agreement and Plan of Merger by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., SB RESI I Merger Sub LLC and Provident Residential Real Estate Fund LLC, dated December 4, 2012.	S-11/A	333-183838	2.5	December 12, 2012
2.6	Agreement and Plan of Merger by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., SB RESI II Merger Sub LLC and Resi II LLC.	S-11/A	333-183838	2.6	December 12, 2012
2.7	Representation, Warranty and Indemnification Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and Provident Real Estate Advisors LLC, dated December 4, 2012.	S-11/A	333-183838	2.7	December 12, 2012
3.1	Articles of Amendment and Restatement of Silver Bay Realty Trust Corp.	10-K	001-35760	3.1	March 1, 2013
3.2	Amended and Restated Bylaws of Silver Bay Realty Trust Corp.	S-11/A	333-183838	3.5	October 17, 2012
3.3	Articles Supplementary for Cumulative Redeemable Preferred Stock of Silver Bay Trust Corp.	10-K	001-35760	3.3	March 1, 2013
4.1	Specimen Common Stock Certificate of Silver Bay Realty Trust Corp.	S-11/A	333-183838	3.5	November 23, 2012
4.2	Instruments defining the rights of holders of securities: See Articles VI and VII of our Articles of Amendment and Restatement.	10-K	001-35760	4.2	March 1, 2013
4.3	Instruments defining the rights of holders of securities: See Article VII of our Amended and Restated Bylaws.	S-11/A	333-183838	3.5	October 17, 2012
4.4	Instruments defining the rights of holders of securities: See Article Second of our Articles Supplementary.	10-K	001-35760	4.4	March 1, 2013
10.1	Third Amendment to Revolving Credit Agreement dated May 1, 2014 among the property owners party thereto, each as borrower, Silver Bay Operating Partnership L.P., as master property manager, SB Financing Trust Owner LLC, as borrower representative, and Bank of America, National Association as agent on behalf of the lenders.	10-Q	001-35760	10.2	May 8, 2014
10.2	Property Management Agreement between Silver Bay Operating Partnership L.P. and Silver Bay Property Corp. dated May 10, 2014.

10.3	Property Management Agreement between Silver Bay Operating Partnership L.P. and Silver Bay Property Corp. dated May 10, 2014.
10.4	Amendment to Limited Partnership Agreement and Continuation of Business between Silver Bay Operating Partnership L.P., Silver Bay Management LLC and Silver Bay Realty Trust Corp.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

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