Form 10-Q
period 2014-09-30
Silver Bay Realty Trust Corp.
filed 2014-11-06
CIK 1557255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
Commission File Number 001-37560

SILVER BAY REALTY TRUST CORP.
(Exact name of registrant as specified in its charter)

Maryland	90-0867250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3300 Fernbrook Lane North, Suite 210 Plymouth, Minnesota	55447
(Address of principal executive offices)	(Zip Code)
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

As of November 3, 2014, there were 37,370,918 shares of common stock, par value $0.01 per share, outstanding.

SILVER BAY REALTY TRUST CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed or implied in any forward-looking statement. We are not able to predict all of the factors that may affect future results. For a discussion of these and other factors that could cause our actual results to differ materially from any forward-looking statements, see the discussion on risk factors in Item 1A, "Risk Factors", and in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this Quarterly Report on Form 10-Q and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission (the "SEC"). These risks, contingencies, and uncertainties include:

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

•	Our ability to maintain rents at levels that are sufficient to keep pace with rising costs of operations;

•	Lease defaults by our residents;

•	Our ability to contain renovation, maintenance, marketing, and other operating costs for our properties;

•	Our ability to continue to build our operational expertise and to establish our platform and processes related to residential management;

•	Our dependence on key personnel to carry out our business and investment strategies and our ability to hire and retain skilled managerial, investment, financial, and operational personnel;

•	The performance of third-party vendors and service providers including third-party acquisition and management professionals, maintenance providers, leasing agents, and property management;

•
Our ability to obtain additional capital or debt financing to expand our portfolio of single-family properties and our ability to repay our debt, including borrowings under our revolving credit facility and securitization loan, and our ability to meet our other obligations under our revolving credit facility and securitization loan;

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

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable laws. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
Silver Bay Realty Trust Corp.
Condensed Consolidated Balance Sheets
(amounts in thousands except share data)

	September 30, 2014 (unaudited)	December 31, 2013
Assets
Investments in real estate:
Land	$155,743	$137,349
Building and improvements	723,050	638,955
	878,793	776,304
Accumulated depreciation	(36,653)	(18,897)
Investments in real estate, net	842,140	757,407
Assets held for sale	2,472	6,382
Cash and cash equivalents	70,314	43,717
Escrow deposits	20,167	24,461
Resident security deposits	8,125	6,848
In-place lease and deferred lease costs, net	666	749
Deferred financing costs, net	12,752	3,225
Other assets	3,793	3,289
Total assets	$960,429	$846,078
Liabilities and Equity
Liabilities:
Securitization loan, net of unamortized discount of $1,462	$310,590	$—
Revolving credit facility	—	164,825
Accounts payable and accrued property expenses	17,411	6,072
Resident prepaid rent and security deposits	9,111	8,357
Amounts due to the manager and affiliates	—	6,866
Amounts due to previous owners	—	998
Total liabilities	337,112	187,118
10% cumulative redeemable preferred stock at liquidation value, $.01 par; 50,000,000 authorized, 1,000 issued and outstanding	1,000	1,000
Equity:
Stockholders’ equity:
Common stock $.01 par; 450,000,000 shares authorized; 37,729,082 and 38,561,468, respectively shares issued and outstanding	376	385
Additional paid-in capital	677,081	689,646
Accumulated other comprehensive loss	(3)	(276)
Cumulative deficit	(89,889)	(31,795)
Total stockholders’ equity	587,565	657,960
Noncontrolling interests - Operating Partnership	34,752	—
Total equity	622,317	657,960
Total liabilities and equity	$960,429	$846,078

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(amounts in thousands except share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Rental income	$19,361	$13,923	$55,821	$31,544
Other income	613	563	1,436	1,340
Total revenue	19,974	14,486	57,257	32,884
Expenses:
Property operating and maintenance	4,787	4,280	12,537	8,624
Real estate taxes	2,732	1,761	8,011	4,893
Homeowners’ association fees	334	286	993	847
Property management	2,421	3,675	7,807	9,173
Depreciation and amortization	6,427	5,683	18,800	14,061
Advisory management fee - affiliates	2,251	2,166	6,621	7,596
Management internalization	39,179	—	39,179	—
General and administrative	2,331	1,866	7,801	5,343
Interest expense	4,221	989	9,190	1,147
Other	161	142	523	690
Total expenses	64,844	20,848	111,462	52,374
Net loss	(44,870)	(6,362)	(54,205)	(19,490)
Net loss attributable to noncontrolling interests - Operating Partnership	—	5	—	14
Net loss attributable to controlling interests	(44,870)	(6,357)	(54,205)	(19,476)
Preferred stock distributions	(25)	(25)	(75)	(75)
Net loss attributable to common stockholders	$(44,895)	$(6,382)	$(54,280)	$(19,551)
Loss per share - basic and diluted:
Net loss attributable to common shares	$(1.17)	$(0.16)	$(1.41)	$(0.50)
Weighted average common shares outstanding	38,315,231	39,095,200	38,440,421	39,198,239
Comprehensive Loss:
Net loss	$(44,870)	$(6,362)	$(54,205)	$(19,490)
Other comprehensive loss:
Change in fair value of interest rate cap derivatives	15	(243)	(208)	(243)
Losses reclassified into earnings from other comprehensive loss	481	—	481	—
Other comprehensive income (loss)	$496	$(243)	$273	$(243)
Comprehensive loss	(44,374)	(6,605)	(53,932)	(19,733)
Less comprehensive loss attributable to noncontrolling interests - Operating Partnership	—	5	—	14
Comprehensive loss attributable to controlling interests	$(44,374)	$(6,600)	$(53,932)	$(19,719)

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp.
Condensed Consolidated Statement of Changes in Equity
(amounts in thousands except share data)
(unaudited)

	Common Stock			Accumulated Other Comprehensive Loss		Total Stockholders’ Equity	Noncontrolling Interests - Operating Partnership
	Shares	Par Value Amount	Additional Paid-In Capital		Cumulative Deficit			Total Equity
Balance at January 1, 2014	38,561,468	$385	$689,646	$(276)	$(31,795)	$657,960	$—	$657,960
Non-cash equity awards, net	66,873	—	716	—	—	716	—	716
Repurchase of common stock	(899,259)	(9)	(14,702)	—	—	(14,711)	—	(14,711)
Dividends declared	—	—	—	—	(3,889)	(3,889)	—	(3,889)
Net loss	—	—	—	—	(54,205)	(54,205)	—	(54,205)
Issuance of common Operating Partnership units in connection with management internalization	—	—	—	—	—	—	36,173	36,173
Other comprehensive loss	—	—	—	(208)	—	(208)	—	(208)
Losses reclassified into earnings from other comprehensive loss	—	—	—	481	—	481	—	481
Adjustment to noncontrolling interests - Operating Partnership	—	—	1,421	—	—	1,421	(1,421)	—
Balance at September 30, 2014	37,729,082	$376	$677,081	$(3)	$(89,889)	$587,565	$34,752	$622,317

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(54,205)	$(19,490)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	18,800	14,061
Non-cash management internalization	36,173	—
Non-cash stock compensation	716	746
Losses reclassified into earnings from other comprehensive loss	481	—
Amortization and write-off of deferred financing costs	2,673	480
Amortization of discount on securitization loan	41	—
Other	1,065	880
Net change in assets and liabilities:
Decrease (increase) in escrow cash for operating activities and debt reserves	5,962	(13,927)
Increase in deferred lease fees and other assets	(1,453)	(924)
Increase in accounts payable, accrued property expenses, and prepaid rent	6,435	3,461
(Decrease) increase in related party payables, net	(7,611)	855
Net cash provided (used) by operating activities	9,077	(13,858)
Cash Flows From Investing Activities:
Purchase of investments in real estate	(79,590)	(257,116)
Capital improvements of investments in real estate	(24,217)	(84,671)
(Increase) decrease in escrow cash for investing activities	(1,587)	10,975
Proceeds from sale of real estate	5,406	4,195
Cash acquired in management internalization	2,067	—
Other	(218)	(252)
Net cash used by investing activities	(98,139)	(326,869)
Cash Flows From Financing Activities:
Proceeds from securitization loan	311,164	—
Payments on securitization loan	(615)	—
Proceeds from revolving credit facility	70,683	144,734
Paydown of revolving credit facility	(235,508)	—
Deferred financing costs paid	(12,201)	(3,965)
Purchase of interest rate cap agreements	(393)	(533)
Repurchase of common stock	(14,711)	(7,790)
Dividends paid	(2,760)	(843)
Proceeds from issuance of common stock, net of offering costs	—	34,513
Net cash provided by financing activities	115,659	166,116
Net change in cash	26,597	(174,611)
Cash and cash equivalents at beginning of period	43,717	228,139
Cash and cash equivalents at end of period	$70,314	$53,528

Silver Bay Realty Trust Corp.
Condensed Consolidated Statements of Cash Flows (continued)
(amounts in thousands)
(unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,475	$1,336
Board of directors stock compensation	$—	$125
Decrease in fair value of interest rate cap agreements	$208	$243
Noncash investing and financing activities:
Common stock and unit dividends declared, but not paid	$1,514	$387
Advisory management fee - additional basis	$—	$1,071
Change in contingent consideration	$—	$222
Capital improvements in accounts payable	$2,352	$2,796
Management internalization transaction:
Issuance of units to noncontrolling interests	$36,173	$—
Cash acquired in management internalization	$2,067	$—
Other net assets and liabilities acquired in management internalization	$(2,067)	$—

See accompanying notes to the condensed consolidated financial statements.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Nine Months Ended September 30, 2014
(amounts in thousands, except share data and property counts)

Note 1.  Organization and Operations

Silver Bay Realty Trust Corp. ("Silver Bay" or the "Company") is a Maryland corporation that focuses on the acquisition, renovation, leasing and management of single-family properties in select markets in the United States.

As of September 30, 2014, the Company owned 6,320 single-family properties, excluding assets held for sale, in Phoenix, AZ, Tucson, AZ, Northern California (currently consisting of Contra Costa, Napa, and Solano counties), Southern California (currently consisting of Riverside and San Bernardino counties), Jacksonville, FL, Orlando, FL, Southeast Florida (currently consisting of Miami-Dade, Broward and Palm Beach counties), Tampa, FL, Atlanta, GA, Charlotte, NC, Las Vegas, NV, Columbus, OH, Dallas, TX, and Houston, TX.

The Company is the continuation of the operations of Silver Bay Property Investment LLC ("the Predecessor"). At the time of its formation, the Predecessor was a wholly owned subsidiary of Two Harbors Investment Corp. ("Two Harbors"). The Predecessor began formal operations in February 2012, when it started acquiring single-family residential rental properties. The Company in its current form was created on December 19, 2012, through a series of formation transactions, which included an initial public offering, the contribution of equity interests in the Predecessor by Two Harbors, and the acquisition of entities (the "Provident Entities") managed by Provident Real Estate Advisors LLC ("Provident"), which owned 881 single-family properties.

In connection with its initial public offering (the "Offering") the Company restructured its ownership to conduct its business through a traditional umbrella partnership ("UPREIT structure") in which substantially all of its assets are held by, and its operations are conducted through, Silver Bay Operating Partnership L.P. (the "Operating Partnership"), a Delaware limited partnership. The Company's wholly owned subsidiary, Silver Bay Management LLC, is the sole general partner of the Operating Partnership. As of September 30, 2014, the Company owned, through a combination of direct and indirect interests, 94.4% of the partnership interests in the Operating Partnership.

The Company has elected to be treated as a real estate investment trust ("REIT") for U.S. federal tax purposes, commencing with, and in connection with the filing of its federal tax return for, its taxable year ended December 31, 2012. As a REIT, the Company will generally not be subject to federal income tax on the taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax at regular corporate rates. Even if it qualifies for taxation as a REIT, the Company may be subject to some federal, state and local taxes on its income or property. In addition, the income of any taxable REIT subsidiary ("TRS") that the Company owns will be subject to taxation at regular corporate rates.

Through September 30, 2014, the Company was externally managed by PRCM Real Estate Advisers LLC (the "Manager"). During this time, the Company relied on the Manager to provide or obtain on its behalf the personnel and services necessary for it to conduct its business as the Company had no employees of its own. On September 30, 2014, the Company closed a transaction to internalize its management (the "Internalization") and now owns all material assets and intellectual property rights of the Manager previously used in the conduct of its business and continues to be managed by officers and employees who worked for the Manager and who became employees of the Company as a result of the Internalization (see Note 6).

Note 2.  Basis of Presentation and Significant Accounting Policies

Consolidation and Basis of Presentation

The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2014 and results of operations for all periods presented have been made.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Nine Months Ended September 30, 2014
(amounts in thousands, except share data and property counts)

The results of operations for the three and nine months ended September 30, 2014, may not be indicative of the results for a full year.

GAAP requires the Company to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The Company consolidates its investment in a VIE when it determines that it is its primary beneficiary. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affects the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary.

The Company identifies the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis. As of September 30, 2014 and December 31, 2013, respectively, the Company had no VIEs.

The accompanying condensed consolidated financial statements include the accounts of the Company and the Operating Partnership. The Company consolidates real estate partnerships and other entities that are not VIEs when it owns, directly or indirectly, a majority voting interest in the entity or is otherwise able to control the entity. All intercompany balances and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP.

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

The properties included in held for sale at September 30, 2014 did not have material leasing operations under the Company’s ownership.

For the three and nine months ended September 30, 2014, the Company recognized $197 and $591, respectively, in impairment charges and $84 and $31, respectively, in net gain on sales of assets, along with certain operating costs on properties held for sale. For the three and nine months ended September 30, 2013, the Company recognized $206 and $518, respectively, in impairment charges and $156 and $185, respectively, in net gain on sales of assets, along with certain operating costs on properties held for sale. These items are classified as other in the condensed consolidated statements of operations and comprehensive loss.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Nine Months Ended September 30, 2014
(amounts in thousands, except share data and property counts)

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

At September 30, 2014, and December 31, 2013, the Company had $619 and $665, respectively, in gross rent receivables, and $77 and $228, respectively, in allowances for doubtful accounts classified as other assets on the condensed consolidated balance sheets.

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (the "JOBS Act") the Company meets the definition of an “emerging growth company.” The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised U.S. accounting standards pursuant to Section 107(b) of the JOBS Act. As a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern, which amends ASC 205 to provide guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for interim or annual periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

Note 3.  Debt

Securitization Loan

On August 12, 2014, the Company completed a securitization transaction in which it received gross proceeds of $311,164, net of an original issue discount of $1,503 and before issuance costs and reserves described below (the "Securitization Transaction"). The Securitization Transaction involved the issuance and sale of single-family rental pass-through certificates that represent beneficial ownership interests in a loan secured by 3,084 single-family properties (the "Securitization Properties"). In the Securitization Transaction, the Company sold $312,667 of pass-through certificates, with a blended effective interest rate of the London Interbank Offered Rate ("LIBOR") plus 1.92%. The certificates were offered and sold under Rule 144A and Regulation S under the Securities Act of 1933, as amended.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Nine Months Ended September 30, 2014
(amounts in thousands, except share data and property counts)

As part of the Securitization Transaction, one of the Company's wholly-owned subsidiaries (the "Borrower") entered into a loan agreement (the "Securitization Loan"). The Securitization Loan has an initial term of two years, with three, 12-month extension options, resulting in a fully extended maturity date of September 9, 2019, and bears interest at a blended effective interest rate of LIBOR plus 1.92%, inclusive of the amortization of the original issue discount (described below), plus monthly servicing fees of 0.1355%. In connection with entering into the loan, the Company recorded $311,164 as securitization loan in the accompanying condensed consolidated balance sheets. The original issue discount (the difference between the $312,667 balance of certificates sold and the gross proceeds of $311,164) will be accreted and recognized to interest expense through the fully extended maturity date of September 9, 2019. In the three and nine months ended September 30, 2014, the Company incurred gross interest expense of $914, excluding amortization of the discount and deferred financing costs and before the effect of capitalizing interest related to property renovations. As of September 30, 2014, the loan had a weighted-average interest rate of 2.11%, which is inclusive of the monthly servicing fees, but excludes amortization of the discount.

All amounts outstanding under the Securitization Loan are secured by first priority mortgages on the Securitization Properties in addition to the equity interests in, and certain assets of, the Borrower. The amounts outstanding under the Securitization Loan and certain obligations contained therein are guaranteed by the Operating Partnership only in the case of certain bad acts (including bankruptcy) as outlined in the transaction documents. The Borrower and its immediate parent company are separate legal entities, but continue to be reported in the Company’s consolidated financial statements.  As long as the Securitization Loan is outstanding, the assets of the Borrower and its immediate parent are not available to satisfy the debts and obligations of the Company or its other consolidated subsidiaries and the liabilities of the Borrower and its immediate parent are not liabilities of the Company or its other consolidated subsidiaries.  The Company is permitted to receive distributions from the Borrower out of unrestricted cash as long as the Borrower is current with all payments and in compliance with all other obligations under the Securitization Loan.

The Securitization Loan provides for the restriction of cash whereby the Company must set aside funds for payment of property taxes, capital expenditures and other reserves associated with the Securitization Properties.  As of September 30, 2014, the Company had $3,593 included in escrow deposits associated with the required reserves.  The Securitization Loan does not contractually restrict the Company's ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. The Securitization Loan documents require the Company to maintain certain covenants, including a minimum debt yield on the Securitization Properties, and contain customary events of default for a loan of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.

The Company used $235,160 of the Securitization Loan proceeds to pay down the full balance of the Company's revolving credit facility (described below). Simultaneously, the Company reduced the size of the revolving credit facility from $350,000 to $200,000. As a result, the Company wrote off $1,058 of deferred financing fees and reclassified $480 from accumulated other comprehensive loss to interest expense due to hedge ineffectiveness in the associated interest rate cap agreements. The remaining proceeds will be used for working capital and other corporate purposes, including the acquisition, financing and renovation of properties.

Revolving Credit Facility

Certain of the Company's subsidiaries have a revolving credit facility with a syndicate of banks. On January 16, 2014, the revolving credit facility was amended to increase the borrowing capacity to $350,000 from $200,000. As noted above, in connection with the closing of the securitization transaction on August 12, 2014, the borrowing capacity of the revolving credit facility was reduced to $200,000 as of such date. The Company is able to draw up to 55% of the aggregate value of the eligible properties based on the lesser of (a) the third-party broker price opinion value or (b) the original purchase price plus certain renovation and other capitalized costs of the properties.  The revolving credit facility matures on May 10, 2016 and bears interest at a varying rate of LIBOR plus 3.50% subject to a LIBOR floor of 0.5%.  The Company is also required to pay a monthly fee on the unused portion of the revolving credit facility at a rate of 0.5% per annum, which began to accrue 90 days following the closing of the revolving credit facility. The revolving credit facility may be used for the acquisition, financing, and renovation of properties and other general purposes. As of September 30, 2014 and December 31, 2013, $0 and $164,825, respectively, was outstanding under the revolving credit facility. The weighted average interest rate on the revolving credit facility as of and for the three and nine months ended September 30, 2014 and September 30, 2013, was 4.0%. In the three and nine months ended September 30, 2014, the Company incurred $1,302 and $5,549, respectively, in gross interest expense on the revolving credit facility, excluding amortization of deferred financing costs and before the effect of capitalizing interest related

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Nine Months Ended September 30, 2014
(amounts in thousands, except share data and property counts)

to property renovations. In the three and nine months ended September 30, 2013, the Company incurred $1,209 and $1,504, respectively, in gross interest expense on the revolving credit facility, excluding amortization of deferred financing costs and before the effect of capitalizing interest related to property renovations.

All amounts outstanding under the revolving credit facility are collateralized by the equity interests and assets of certain of the Company’s subsidiaries ("pledged subsidiaries"), which exclude the Securitization Properties. The amounts outstanding under the revolving credit facility and certain obligations contained therein are guaranteed by the Company and the Operating Partnership only in the case of certain bad acts (including bankruptcy) and up to $20,000 for completion of certain property renovations, as outlined in the credit documents.

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

The revolving credit facility does not contractually restrict the Company’s ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. For example, in the final year of the revolving credit facility, all cash generated by the properties in the pledged subsidiaries must be used to pay down the principal amount outstanding under the revolving credit facility.  The revolving credit facility requires the Company to meet certain quarterly financial tests pertaining to net worth, total liquidity, debt yield and debt service coverage ratios, as defined by the agreement.  The Company must maintain, as defined by the agreement, total liquidity of $25,000 and a net worth of at least $125,000, as determined in accordance with the revolving credit facility agreement.  As of September 30, 2014, and December 31, 2013, the Company was in compliance with all financial covenants.  The revolving credit facility also provides for the restriction of cash whereby the Company must set aside funds for payment of insurance, property taxes and certain property operating and maintenance expenses associated with properties in the pledged subsidiaries' portfolios.  As of September 30, 2014 and December 31, 2013, the Company had $5,498 and $12,216, respectively, included in escrow deposits associated with the required reserves.  The agreement also contains customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.

Deferred Financing Costs

Costs incurred in the placement of the Company’s debt are being amortized using the straight-line method, which approximates the effective interest method, over the terms of the related debt. Amortization of deferred financing costs is recorded as interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

In connection with its Securitization Loan, the Company incurred deferred financing costs of $11,018 for the three and nine months ended September 30, 2014. The costs are being amortized through September 9, 2019, the fully extended maturity date of the Securitization Loan. Amortization of the deferred financing costs was $302 for the three and nine months ended September 30, 2014. The Company also incurred certain non-capitalizable costs related to the Securitization Transaction of $217 and $801 for the three and nine months ended September 30, 2014 related to personnel and other matters.

In connection with its revolving credit facility, the Company incurred deferred financing costs of $28 and $1,726, respectively, for the three and nine months ended September 30, 2014 and $382 and $3,965, respectively, for the three and nine months ended September 30, 2013.  Amortization of the deferred financing costs was $345 and $1,313, respectively, for the three and nine months ended September 30, 2014 and $322 and $480, respectively, for the three and nine months ended September 30, 2013.

Interest Rate Cap Agreements
The variable rate of interest on the Company's debt exposes the Company to interest rate risk. The Company seeks to manage this risk through the use of interest rate cap agreements.
As of September 30, 2014, the Company held four interest rate cap agreements, including three interest rate cap agreements with an aggregate notional amount of $245,000 LIBOR caps of 3.00%, and termination dates of May 10, 2016 associated with the revolving credit facility, and one interest rate cap with a notional amount of $312,667, a LIBOR cap of

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Nine Months Ended September 30, 2014
(amounts in thousands, except share data and property counts)

3.1085%, and a termination date of September 15, 2016 associated with the Securitization Loan. The first two interest rate cap agreements, with an aggregate notional amount of $170,000, were purchased in the third quarter of 2013, at an aggregate purchase price of $533. On February 5, 2014, the Company entered into a third interest rate cap agreement with a notional amount of $75,000 at a purchase price of $100. On August 6, 2014, the Company entered into the interest rate cap agreement associated with the Securitization Loan at a purchase price of $293. Portions of the purchase prices of the interest rate cap agreements, representing the premiums paid to enter into the contracts, were capitalized as deferred financing costs and are being amortized using the straight-line method over the terms of the related agreements. The Company determined that the interest rate caps qualify for hedge accounting and, therefore, designated the derivatives as cash flow hedges with future changes in fair value recognized through other comprehensive loss (see Note 7). Ineffectiveness is calculated as the amount by which the change in fair value of the derivatives exceeds the change in the fair value of the anticipated cash flows related to the revolving credit facility.
In connection with the pay-down of the revolving credit facility on August 12, 2014, the Company de-designated the interest rate cap agreements associated with the revolving credit facility as cash flow hedges and reclassified the balance of deferred losses, associated with the three interest rate cap agreements, in accumulated other comprehensive loss to earnings.
Capitalized Interest

The Company capitalizes interest for properties undergoing renovation activities.  Capitalized interest totaled $251 and $497, respectively, for the three and nine months ended September 30, 2014 and $542 and $837, respectively, for the three and nine months ended September 30, 2013.

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

On July 1, 2013, the Company’s Board of Directors authorized the Company to repurchase up to 2,500,000 shares of its common stock through a share repurchase program. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable SEC rules.  In the nine months ended September 30, 2014, 899,175 shares were repurchased by the Company under the program and retired for a total cost of $14,711, at an average purchase price of $16.36.

In the nine months ended September 30, 2014, the Company issued, in aggregate, 59,154 shares of restricted common stock to certain officers and personnel of the Manager and the Manager's operating subsidiary. The average estimated fair value of these awards was $16.15 per share, based upon the closing price of the Company's stock on the grant dates. These awards will vest in three equal annual installments commencing on the date of the grant, as long as the individual to whom the award was made is an employee of the Company, the Manager or the Manager's operating subsidiary on the vesting date. Until the Internalization on September 30, 2014, the Company measured awards to employees of the Manager and the Manager's operating subsidiary at each reporting date based on the price of the Company's stock as of period end, in accordance with Codification Topic Equity ("ASC 505"). On the date of the Internalization, the employees of the Manager and the Manager's operating subsidiary became employees of the Company and the Company remeasured the awards to the respective employees as of such date in accordance with Codification Topic Compensation - Stock Compensation ("ASC 718"). The respective awards will not be subsequently remeasured and future awards to employees will be measured based on the price of the Company's stock as of the date of grant in accordance with ASC 718. All awards will continue to be amortized ratably over the applicable service periods.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Nine Months Ended September 30, 2014
(amounts in thousands, except share data and property counts)

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

On September 30, 2014, the Company issued 2,231,511 common units of the Operating Partnership to acquire the Manager (see Note 6). The equity positions of the holders of the common units of the Operating Partnership are collectively referred to as the "noncontrolling interests - Operating Partnership" and are reported on the condensed consolidated balance sheets within equity, separately from the Company's equity. The carrying value of the noncontrolling interests - Operating Partnership is allocated based on the number of noncontrolling interests - Operating Partnership units in total in proportion to the number of noncontrolling interests - Operating Partnership units in total plus the number of outstanding shares of the Company's common stock.

Common Stock Dividends

The following table presents cash dividends declared by the Company on its common stock since its formation:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share
March 21, 2013	April 1, 2013	April 12, 2013	$0.01
June 20, 2013	July 1, 2013	July 12, 2013	0.01
September 19, 2013	October 1, 2013	October 11, 2013	0.01
December 19, 2013	December 30, 2013	January 10, 2014	0.01
March 13, 2014	March 24, 2014	April 4, 2014	0.03
June 19, 2014	June 30, 2014	July 11, 2014	0.03
September 4, 2014	September 22, 2014	October 3, 2014	0.04

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Nine Months Ended September 30, 2014
(amounts in thousands, except share data and property counts)

Preferred Stock Dividends

The following table presents cash dividends declared by the Company on its 10% cumulative redeemable preferred stock since its formation:

Declaration Date	Payment Date	Cash Dividend per Share
March 21, 2013	April 12, 2013	$31.39
June 26, 2013	June 28, 2013	25.00
September 19, 2013	October 11, 2013	24.72
January 1, 2014	January 10, 2014	24.72
April 2, 2014	April 4, 2014	23.33
June 25, 2014	June 30, 2014	26.94
October 3, 2014	October 3, 2014	22.78

The March 21, 2013 dividend declaration included amounts relating to the period from the date of the Company's formation through April 12, 2013.

Note 5.  Earnings (Loss) Per Share

The following table presents a reconciliation of net loss attributable to common stockholders and shares used in calculating basic and diluted earnings (loss) per share ("EPS") for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss attributable to controlling interests	$(44,870)	$(6,357)	$(54,205)	$(19,476)
Preferred stock distributions	(25)	(25)	(75)	(75)
Net loss attributable to common stockholders	$(44,895)	$(6,382)	$(54,280)	$(19,551)
Basic and diluted weighted average common shares outstanding	38,315,231	39,095,200	38,440,421	39,198,239
Net loss per common share - basic and diluted	$(1.17)	$(0.16)	$(1.41)	$(0.50)

A total of 2,231,511 and 27,459 common units were outstanding at September 30, 2014 and September 30, 2013, respectively, but have been excluded from the calculations of diluted EPS as their inclusion would not be dilutive.

Note 6.  Related Party Transactions

Management Internalization Transaction

On September 30, 2014, the Company closed the Internalization after receiving the required stockholder approval for the transaction. The Internalization was completed under the terms of a contribution agreement (the "Contribution Agreement") among the Company, Pine River Domestic Management L.P., Provident, the Manager, and the Operating Partnership, pursuant to which the Company acquired the Manager in exchange for 2,231,511 common units of the Operating Partnership. These common units are redeemable for cash or, at the Company's election, the Company's common shares on a one-for-one basis.
The Contribution Agreement included a net worth adjustment, payable in cash, in the event that the closing net worth of the Manager was greater or less than $0 after making an adjustment to exclude any liabilities for accrued bonus compensation payable to the Chief Executive Officer and personnel providing data analytics directly supporting the investment function of the Company. The Company settled the net worth adjustment on September 30, 2014 based on estimated amounts. The net worth adjustment is expected to be finalized in the fourth quarter of 2014 and any payment is expected to be de

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Nine Months Ended September 30, 2014
(amounts in thousands, except share data and property counts)

minimis. As a result of this transaction, as of September 30, 2014, the Company will no longer pay fees or expense reimbursements to the Manager or the Manager's operating subsidiary.
The Company recognized $39,179 in the third quarter of 2014 in connection with the Internalization, which is recorded as management internalization expense in the accompanying condensed consolidated statements of operations and comprehensive loss. The Internalization expense primarily consists of the issuance of the 2,231,511 common units of the Operating Partnership with a fair value of $36,173, based on the stock price on the date of closing of $16.21. The issuance of the common units was recognized as a one-time expense as it represented the cost of terminating the advisory management fee agreement. The remaining amounts in management internalization were attributable to transaction fees and expenses, and the assumption of certain liabilities in connection with the transaction. The Company acquired cash of $2,067 and other net liabilities of $2,067 in the transaction.

Upon Internalization, the Company assumed net operating losses of the Manager's operating subsidiary of $1,508, which expire through 2032. The Company recorded a deferred tax asset of $623, which is fully offset by a valuation allowance due to the uncertainty in forecasting future taxable income of this entity. The Company plans to elect to have this new entity be treated for tax purposes as a taxable REIT subsidiary.

Advisory Management Agreement

Prior to the Internalization, the Company and the Manager maintained an advisory management agreement whereby the Manager designed and implemented the Company’s business strategy and administered its business activities and day-to-day operations, subject to oversight by the Company’s board of directors.  In exchange for these services, the Manager earned a fee equal to 1.5% per annum, or 0.375% per quarter, of the Company’s daily average fully diluted market capitalization, as defined by the management agreement, calculated and payable quarterly in arrears. The fee was reduced for the 5% property management fee (described below) received by the Manager’s operating subsidiary or its affiliates under the property management and acquisition services agreement. The Company also reimbursed the Manager for all expenses incurred on its behalf or otherwise in connection with the operation of its business, other than compensation for the Chief Executive Officer and personnel providing data analytics directly supporting the investment function.

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

During the three and nine months ended September 30, 2014, the Company expensed $2,251 and $6,621, respectively, in advisory management fees, net of the reduction for the 5% property management fee described below. During the three months ended September 30, 2013, the Company expensed $2,166 in advisory management fees, of which $982, $872, and $312 were payable to the Manager, Two Harbors and the prior members of the Provident Entities, respectively. During the nine months ended September 30, 2013, the Company expensed $7,596 in advisory management fees, of which $3,534, $2,991, and $1,071 were payable to the Manager, Two Harbors and the prior members of the Provident Entities, respectively.

As of September 30, 2014, the Company had settled the final advisory management fee payable and had $0 outstanding related to the advisory management fee. As of December 31, 2013, the Company had $1,181 outstanding and reflected in amounts due to the Manager and affiliates and $998 in amounts due to previous owners on the condensed consolidated balance sheets related to advisory fees expensed in the prior year.

The Company also reimbursed the Manager for certain general and administrative expenses, primarily related to employee compensation and certain office costs. Direct and allocated costs incurred by the Manager on behalf of the Company totaled $1,777 and $5,476 for the three and nine months ended September 30, 2014, respectively, and $978 and $2,797 for the three and nine months ended September 30, 2013, respectively. As of September 30, 2014 and December 31, 2013, the Company owed $0 and $1,480, respectively, for these costs which are included in amounts due to the Manager and affiliates on the condensed consolidated balance sheets.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Nine Months Ended September 30, 2014
(amounts in thousands, except share data and property counts)

Property Management and Acquisition Services Agreement

The Company and the Manager’s operating subsidiary maintain a property management and acquisition services agreement pursuant to which the Manager’s operating subsidiary acquires and manages single-family properties on the Company’s behalf. For these services, the Company reimburses the Manager’s operating subsidiary for all direct expenses incurred in the operation of its business, including the compensation of its employees. The Manager’s operating subsidiary also receives a property management fee equal to 5% of certain costs and expenses incurred by it in the operation of its business that are reimbursed by the Company. Prior to the Internalization, this 5% property management fee reduced the advisory management fee paid to the Manager on a dollar-for-dollar basis. Upon Internalization, the Manager's operating subsidiary performing these services was acquired.

During the three and nine months ended September 30, 2014, the Company incurred property management expense of $2,421 and $7,807, respectively. These amounts included direct expense reimbursements of $1,717 and $5,120, respectively, and the 5% property management fee of $97 and $288, respectively. The remaining amounts in property management fees of $607 and $2,399, respectively, were incurred to reimburse the Manager’s operating subsidiary for direct property management type expenses such as stock compensation to employees dedicated to property management and payments due directly to third-party property managers. In addition, the Company incurred charges with the Manager’s operating subsidiary of $220 and $608, respectively, in acquisitions and renovation fees, which the Company capitalized as part of property acquisition and renovation costs and $0 and $11, respectively, for leasing services, which are reflected as other assets and are being amortized over the life of the leases (typically one year or less).

During the three and nine months ended September 30, 2013, the Company incurred property management expense of $3,675 and $9,173, respectively. These amounts included direct expense reimbursements of $2,803 and $7,083, respectively, and the 5% property management fee of $202 and $529, respectively. The remaining amounts in property management fees of $670 and $1,561, respectively, were incurred to reimburse the Manager's operating subsidiary for expenses payable to third-party property managers and direct property management type expenses such as stock compensation to employees dedicated to property management. In addition, the Company incurred charges with the Manager's operating subsidiary of $1,209 and $3,852, respectively, in acquisitions and renovation fees, which the Company capitalized as part of property acquisition and renovation costs and $70 and $170, respectively, for leasing services, which are reflected as other assets and amortized over the life of the leases.

As of September 30, 2014 and December 31, 2013, the Company owed $0 and $4,205, respectively, for these services which are included in amounts due to the Manager and affiliates on the condensed consolidated balance sheets.

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

The following tables provide a summary of the aggregate fair value measurements for the interest rate cap agreements and the location within the condensed consolidated balance sheets at September 30, 2014 and December 31, 2013, respectively:

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	September 30, 2014	Quoted Prices (Unadjusted) for Identical Assets/Liabilities (Level 1)	Quoted Prices for Similar Assets and Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Caps (cash flow hedges)	Other Assets	$141	$—	$141	$—
Interest Rate Caps (not designated as hedging instruments)	Other Assets	42	—	42	—
Total		$183	$—	$183	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	December 31, 2013	Quoted Prices (Unadjusted) for Identical Assets/Liabilities (Level 1)	Quoted Prices for Similar Assets and Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Caps (cash flow hedges)	Other Assets	$214	$—	$214	$—

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Nine Months Ended September 30, 2014
(amounts in thousands, except share data and property counts)

The following table provides a summary of the effect of cash flow hedges on the Company's condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2014:

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss on Derivative	Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Interest Rate Caps	$(208)	Interest Expense	$(1)	Interest Expense	$(480)

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Nine Months Ended September 30, 2014
(amounts in thousands, except share data and property counts)

The following table provides a summary of the effect of cash flow hedges on the Company's condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2013:

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss on Derivative	Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Interest Rate Caps	$(243)	Interest Expense	$—	N/A	$—

As of September 30, 2014 and December 31, 2013, there were $3 and $276, respectively, in deferred losses in accumulated other comprehensive loss related to interest rate cap agreements. The Company expects to recognize $1 in interest expense during the twelve months ending September 30, 2015, pertaining only to the interest rate cap agreement associated with the Securitization Loan, which will be reclassified out of accumulated other comprehensive loss in accordance with the amortization schedule established upon designation of the interest rate cap as a cash flow hedge. All deferred losses in accumulated other comprehensive loss pertaining to the three interest rate caps associated with the revolving credit facility were recognized to income in the third quarter of 2014, in connection with the pay down of the revolving credit facility.

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

Fair Value of Other Financial Instruments

In accordance with ASC 820, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the condensed consolidated balance sheets, for which fair value can be estimated.  The following describes the Company’s methods for estimating the fair value for financial instruments. Descriptions are not provided for those items that have zero balances as of September 30, 2014.

•
Cash and cash equivalents, escrow deposits, resident prepaid rent and security deposits, resident rent receivable (included in other assets), accounts payable, and accrued property expenses have carrying values which approximate fair value because of the short-term nature of these instruments.  The Company categorizes the fair value measurement of these assets and liabilities as Level 1.

•
The Company’s Securitization Loan and revolving credit facility have floating interest rates based on an index plus a spread and the credit spreads are consistent with those demanded in the market for facilities with similar risk and maturities. Accordingly, the interest rates on these borrowings are at market and thus the carrying values of the debt approximate fair value. The Company categorizes the fair value measurement of these liabilities as Level 2.

•
The Company’s 10% cumulative redeemable preferred stock had a fair value which approximates its liquidation value at September 30, 2014 and December 31, 2013.  The Company categorizes the fair value measurement of this instrument as Level 2.

Note 8.  Commitments and Contingencies

Concentrations

As of September 30, 2014, approximately 54% of the Company’s properties were located in Phoenix, AZ, Tampa, FL, and Atlanta, GA, which exposes the Company to greater economic risks than if the Company owned a more geographically dispersed portfolio.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Nine Months Ended September 30, 2014
(amounts in thousands, except share data and property counts)

Resident Security Deposits

As of September 30, 2014, the Company had $8,125 in resident security deposits. Security deposits are refundable, net of any outstanding charges and fees, upon expiration of the underlying lease.

Earnest Deposits

Escrow deposits include non-refundable cash or earnest deposits for the purchase of properties. As of September 30, 2014, the Company had earnest deposits for property purchases of $1,364. As of September 30, 2014, for properties acquired through individual broker transactions which involve submitting a purchase offer, the Company had offers accepted to purchase residential properties for an aggregate amount of $25,816. However, not all of these properties are certain to be acquired because properties may fall out of escrow through the closing process for various reasons and the escrow deposits may be lost. Lost escrow deposits are included in other on the condensed consolidated statements of operations and comprehensive loss.

Operating Leases

Upon Internalization, the Company assumed certain commitments that were previously that of the Manager or the Manager’s operating subsidiary.   The Company leases certain office facilities under operating leases, some of which include rent payment escalation clauses, with lease terms ranging from one to five years.  In addition to minimum lease payments, some of the Company's office facility leases require payment of a proportionate share of fees and taxes and building operating expenses.

A schedule of future minimum lease payments under non-cancelable operating leases for the twelve months ending September 30, in the respective years, is as follows:

2015	$482
2016	407
2017	151
2018	155
2019	146
Total	$1,341

Legal and Regulatory

From time to time, the Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of the Company's business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company's condensed consolidated financial statements and, therefore, no accrual has been recorded as of September 30, 2014.

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

Overview

We are an internally-managed Maryland corporation focused on the acquisition, renovation, leasing, and management of single-family properties in select markets in the United States. Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We generate virtually all of our revenue by leasing our portfolio of single-family properties. As of September 30, 2014, we owned 6,320 single-family properties, excluding properties held for sale and had 163 properties under contract, in Arizona, California, Florida, Georgia, Nevada, North Carolina, Ohio and Texas.

Through September 30, 2014, we were externally managed by PRCM Real Estate Advisers LLC (the "Manager"). During this time, we relied on the Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business as we had no employees of our own. On September 30, 2014, we closed the previously announced transaction to internalize our management (the "Internalization") and now own all material assets and intellectual property rights of the Manager previously used in the conduct of its business and continue to be managed by officers and employees who worked for the Manager and became our employees as a result of the Internalization.

We have elected to be treated as a real estate investment trust ("REIT") for U.S. federal tax purposes, commencing with, and in connection with the filing of our federal tax return for, our taxable year ended December 31, 2012. As a REIT, we generally are not subject to federal income tax on the taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state and local taxes on our income or property.  In addition, the income of any taxable REIT subsidiary ("TRS") that we own will be subject to taxation at regular corporate rates.

Silver Bay Realty Trust Corp. was incorporated in Maryland in June 2012. Silver Bay Realty Trust Corp. conducts its business and owns all of its properties through Silver Bay Operating Partnership L.P. (the "Operating Partnership"), a Delaware limited partnership. Silver Bay Realty Trust Corp.’s wholly owned subsidiary, Silver Bay Management LLC (the "General Partner") is the sole general partner of the Operating Partnership. Silver Bay Realty Trust Corp. has no material assets or liabilities other than its investment in the Operating Partnership. As of September 30, 2014, Silver Bay Realty Trust Corp. owned, through a combination of direct and indirect interests, 94.4% of the partnership interests in the Operating Partnership. Except as otherwise required by the context, references to the “Company,” “Silver Bay,” “we,” “us” and “our” refer collectively to Silver Bay Realty Trust Corp., the Operating Partnership and the direct and indirect subsidiaries of each.

Management Internalization Transaction
On September 30, 2014, we closed the Internalization after receiving the required stockholder approval for the transaction. The Internalization was completed under the terms of a contribution agreement (the “Contribution Agreement”) among Silver Bay, Pine River Domestic Management L.P. ("Pine River"), Provident Real Estate Advisors LLC ("Provident"), the Manager, and the Operating Partnership, pursuant to which we acquired the Manager in exchange for 2,231,511 common units of the Operating Partnership. These common units are redeemable for cash or, at our election, a number of our common shares on a one-for-one basis. We incurred $39.2 million of expenses during the three and nine months ended September 30, 2014 in connection with the Internalization.  These costs primarily relate to the issuance of common units at $36.2 million, and to a lesser extent, certain transaction fees and expenses and the assumption of certain liabilities in connection with the transaction.
The Contribution Agreement included a net worth adjustment, payable in cash, in the event that the closing net worth of the Manager was greater or less than $0 after making an adjustment to exclude any liabilities for accrued bonus compensation payable to our Chief Executive Officer and personnel providing data analytics directly supporting our investment function. We settled this net worth adjustment on September 30, 2014 based upon estimated amounts. The net worth adjustment is expected to be finalized in the fourth quarter of 2014 and any related payments are expected to be de minimis.

The Manager received management fees and expense reimbursement under the advisory management agreement and property management and acquisition services agreement through September 30, 2014.
Property Portfolio

Our real estate investments consist of single-family properties in select markets. As of September 30, 2014, we owned 6,320 single-family properties, excluding properties held for sale, in the following markets:

Market	Number of Properties (1)	Aggregate Cost Basis (2) (thousands)	Average Cost Basis Per Property (thousands)	Average Age (in years) (3)	Average Square Footage
Phoenix	1,424	$200,812	$141	25.2	1,636
Atlanta	1,087	135,599	125	17.7	1,990
Tampa	926	132,655	143	24.4	1,656
Dallas	386	50,029	130	21.7	1,651
Northern CA (4)	384	72,404	189	45.4	1,401
Jacksonville	324	41,056	127	26.7	1,528
Southeast FL (5)	296	56,791	192	40.8	1,565
Las Vegas	291	41,308	142	17.7	1,717
Orlando	290	42,480	146	26.1	1,589
Columbus	284	32,587	115	36.6	1,414
Tucson	209	17,295	83	41.0	1,330
Southern CA (6)	156	23,652	152	44.0	1,346
Charlotte	145	18,794	130	12.7	1,938
Houston	118	13,331	113	29.9	1,659
Totals	6,320	$878,793	$139	26.6	1,659

(1)	Total properties exclude properties held for sale or sold by our TRS and any properties previously acquired in purchases that have been subsequently rescinded or vacated.

(2)
Aggregate cost includes all capitalized costs, determined in accordance with GAAP, incurred through September 30, 2014 for the acquisition, stabilization, and significant post-stabilization renovation of properties, including land, building, possession costs and renovation costs. Aggregate cost includes $6.6 million in capital improvements, incurred from our formation through September 30, 2014, made to properties that had been previously renovated, but does not include accumulated depreciation.

(3)
As of September 30, 2014, approximately 14% of our properties were less than 10 years old, 29% were between 10 and 20 years old, 18% were between 20 and 30 years old, 18% were between 30 and 40 years old, 9% were between 40 and 50 years old, and 12% were more than 50 years old. Average age is an annual calculation.

(4)	Northern California market currently consists of Contra Costa, Napa and Solano counties.

(5)	Southeast Florida market currently consists of Miami-Dade, Broward and Palm Beach counties.

(6)	Southern California market currently consists of Riverside and San Bernardino counties.

Recent Highlights of 2014

In September 2014, we closed the Internalization, in exchange for 2,231,511 common units of the Operating Partnership with a fair value of $36.2 million.

In August 2014, we completed a securitization transaction in which we sold $312.7 million of certificates, with a blended effective interest rate of LIBOR plus 1.92%. We used a portion of the proceeds to pay down the outstanding balance of our revolving credit facility. Simultaneously, we reduced the size of our credit facility from $350.0 million to $200.0 million.

Stabilized occupancy was 93.9% at September 30, 2014.

Funds From Operations ("FFO") was $(38.3) million, or $(1.00) per share, in the third quarter of 2014, as compared to $1.4 million, or $0.04 per share, in the second quarter of 2014. Core Funds From Operations ("Core FFO") in the third quarter of 2014 was comparable to the second quarter of 2014, at $3.0 million, or $0.08 per share. Included in FFO for the third quarter of 2014 was $39.2 million in one-time expense related to the Internalization, which was added back for Core FFO.

In September 2014, we declared a $0.04 per share dividend on our common stock.

At September 30, 2014, we had cash and cash equivalents of $70.3 million and $200.0 million available under our revolving credit facility.

Factors Likely to Affect Silver Bay Results of Operations

Our results of operations and financial condition will be affected by numerous factors, many of which are beyond our control. The key factors we expect to impact our results of operations and financial condition include our pace and costs of acquisitions, the time and costs required to stabilize a newly acquired property and convert the same to rental use, the age of our properties, rental rates, the varying costs of internal and external property management, turn and repairs and maintenance costs, occupancy levels, rates of resident turnover, home price appreciation, changes in homeownership rates, changes in homeowners’ association fees and real estate taxes, our expense ratios and our capital structure.

Industry and Market Outlook

The housing market environment in our markets remains attractive for single-family ownership and rentals. Acquisition pricing for housing in certain of our markets remains attractive and demand for housing is growing or remains strong. At the same time, we continue to face competition for new properties and residents from local operators and institutional managers.

Housing prices across all of our core markets have appreciated over the past twelve months. Despite these gains, we believe housing in certain of our markets continues to provide attractive acquisition opportunities and remains inexpensive relative to replacement cost and affordability metrics.

MSA Home Price Appreciation (“HPA”)(1)
Source: CoreLogic as of August 2014

Market	HPA (Peak to Trough)(2)	HPA (Peak to Current)	HPA (Prior 12 months)	HPA (Prior 3 months)
Phoenix, AZ	-53%	-30%	4%	1%
Tucson, AZ	-43%	-30%	4%	2%
Northern CA (3)	-60%	-36%	15%	3%
Southern CA (4)	-53%	-31%	11%	1%
Jacksonville, FL	-41%	-28%	4%	2%
Orlando, FL	-55%	-36%	6%	2%
Southeast FL (5)	-53%	-35%	8%	2%
Tampa, FL	-48%	-33%	5%	3%
Atlanta, GA	-33%	-7%	9%	3%
Charlotte, NC	-17%	5%	5%	1%
Las Vegas, NV	-60%	-38%	9%	2%
Columbus, OH	-18%	—%	9%	4%
Dallas, TX	-14%	10%	9%	3%
Houston, TX	-13%	15%	11%	2%
National	-32%	-12%	6%	2%

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

(5)	MSA used for Southeast Florida is Fort Lauderdale-Pompano Beach-Deerfield Beach.

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

Acquisitions

Our ability to identify and acquire single-family properties that meet our investment criteria will be affected by home prices in our markets, the inventory of properties available through our acquisition channels, competition for our target assets, and our capital available for investment. We acquired 340 properties at an average purchase price of $113,000 in the three months ended September 30, 2014. As of September 30, 2014, for properties acquired through individual broker transactions which involve submitting a purchase offer, we had offers accepted to purchase 163 additional properties for an aggregate amount of $25.8 million. We intend to continue acquisitions in select markets in 2014 using the proceeds from our securitization transaction and the availability under our revolving credit facility. The pace of our acquisitions beyond 2014 will be subject to the availability of additional debt or equity capital, among other factors.

Stabilization, Renovation and Leasing

Before an acquired property becomes an income producing asset, we must possess, renovate, market and lease the property.  We refer to this process as property stabilization. We consider a property stabilized at the earlier of (i) its first authorized occupancy or (ii) 90 days after the renovations for such property are complete regardless of whether the property is leased. Properties acquired with in-place leases are considered stabilized even though such properties may require future renovation to meet our standards and may have existing residents who would not otherwise meet our resident screening requirements. The time to stabilize a newly acquired property can vary significantly among properties for several reasons, including the property’s acquisition channel, the age and condition of the property, whether the property was vacant when acquired, local demand for our properties, our marketing techniques, and the size of our available inventory of rent ready properties. During the three months ended September 30, 2014, we stabilized 209 properties.

The following table summarizes the stabilized and leasing status of our properties as of September 30, 2014:

Market	Number of Properties	Number of Stabilized Properties	Properties Leased	Properties Vacant	Aggregate Portfolio Occupancy Rate	Stabilized Occupancy Rate	Average Monthly Rent (1)
Phoenix	1,424	1,424	1,347	77	94.6%	94.6%	$1,050
Atlanta	1,087	1,035	955	132	87.9%	92.3%	1,165
Tampa	926	926	854	72	92.2%	92.2%	1,262
Dallas	386	314	296	90	76.7%	94.3%	1,271
Northern CA	384	384	368	16	95.8%	95.8%	1,505
Jacksonville	324	202	189	135	58.3%	93.6%	1,106
Southeast FL	296	216	205	91	69.3%	94.9%	1,693
Las Vegas	291	290	283	8	97.3%	97.6%	1,161
Orlando	290	248	244	46	84.1%	98.4%	1,238
Columbus	284	283	271	13	95.4%	95.8%	1,030
Tucson	209	209	200	9	95.7%	95.7%	838
Southern CA	156	155	143	13	91.7%	92.3%	1,165
Charlotte	145	137	116	29	80.0%	84.7%	1,190
Houston	118	103	95	23	80.5%	92.2%	1,188
Totals	6,320	5,926	5,566	754	88.1%	93.9%	$1,183

(1)
Average monthly rent for leased properties was calculated as the average of the contracted monthly rent for all leased properties as of September 30, 2014 and reflects rent concessions amortized over the life of the related lease.

Stabilized occupancy decreased to 93.9% as of September 30, 2014 compared to 94.7% as of June 30, 2014. The decrease in the stabilized occupancy percentage was primarily a function of an increased number of scheduled lease expirations occurring during the quarter.

In the quarter ended September 30, 2014, 526 properties turned over. This turnover number includes move-outs, evictions and lease breaks on our stabilized portfolio but excludes evictions of unauthorized residents at time of acquisition. Quarterly turnover for the three months ended September 30, 2014 was 8.9%. Quarterly turnover represents the number of properties turned over in the period divided by the number of properties in stabilized status during the period (i.e., 5,926 properties as of September 30, 2014). The total number of properties with lease expirations in the three months ended September 30, 2014 was 1,720, including properties with month-to-month occupancy in the period. Of these properties, 397 properties turned over (implying a 23.1% turnover rate).

Results of Operations

The following are our results of operations (unaudited) for the three and nine months ended September 30, 2014 and 2013 and the three months ended June 30, 2014:

					Three Months Ended June 30,	Sequential Quarter Comparison
Selected Financial Data (unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,			Three Months Ended September 30, 2014 vs June 30, 2014
(amounts in thousands except share data)	2014	2013	2014	2013	2014	$ Change	% Change
Revenue:
Total revenue	$19,974	$14,486	$57,257	$32,884	$19,152	$822	4.3%

Expenses:
Property operating and maintenance	4,787	4,280	12,537	8,624	4,140	647	15.6%
Real estate taxes	2,732	1,761	8,011	4,893	2,793	(61)	(2.2)%
Homeowners’ association fees	334	286	993	847	355	(21)	(5.9)%
Property management	2,421	3,675	7,807	9,173	2,427	(6)	(0.2)%
Depreciation and amortization	6,427	5,683	18,800	14,061	6,228	199	3.2%
Advisory management fee - affiliates	2,251	2,166	6,621	7,596	2,169	82	3.8%
Management internalization	39,179	—	39,179	—	—	39,179	N/A
General and administrative	2,331	1,866	7,801	5,343	3,417	(1,086)	(31.8)%
Interest expense	4,221	989	9,190	1,147	2,642	1,579	59.8%
Other	161	142	523	690	(49)	210	(428.6)%
Total expenses	64,844	20,848	111,462	52,374	24,122	40,722	168.8%
Net loss	$(44,870)	$(6,362)	$(54,205)	$(19,490)	$(4,970)	$(39,900)	802.8%

Net loss attributable to common stockholders	$(44,895)	$(6,382)	$(54,280)	$(19,551)	$(4,995)	$(39,900)	798.8%

Net loss attributable to common shares - basic and diluted	$(1.17)	$(0.16)	$(1.41)	$(0.50)	$(0.13)	$(1.04)	800.0%

Other Data (1):
Net operating income	$9,973	$5,619	$28,854	$11,580	$9,658	$315	3.3%
Net operating income as a percentage of total revenue	49.9%	38.8%	50.4%	35.2%	50.4%

Funds from operations	$(38,330)	$(628)	$(34,845)	$(5,096)	$1,410	$(39,740)	(2,818)%
Core FFO	$2,995	$473	$8,624	$(2,947)	$2,973	$22	0.7%
FFO per share	$(1.00)	$(0.02)	$(0.91)	$(0.13)	$0.04
Core FFO per share	$0.08	$0.01	$0.22	$(0.08)	$0.08

(1)
NOI, FFO and Core FFO are non-GAAP financial measures we believe, when considered with the financial statements determined in accordance with GAAP, are helpful to investors in understanding our performance as a REIT. Reconciliations of NOI, FFO, and Core FFO to net loss prepared in accordance with GAAP are found in this Item 2 under the headings "Net Operating Income" and "Funds From Operations and Core Funds From Operations".

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

Total revenue increased $822,000, or 4.3%, in the third quarter of 2014 on a sequential quarter basis. Total revenue increased $5.5 million and $24.4 million in the three and nine months ended September 30, 2014, respectively, over the prior year periods. These increases were due primarily to the increase in the number of properties leased in the three and nine months ended September 30, 2014 as compared to prior periods. We owned 5,566 leased properties as of September 30, 2014 as compared to 5,416 and 4,521 leased properties as of June 30, 2014 and September 30, 2013, respectively. We achieved an average monthly rent for leased properties in our total portfolio of $1,183 and $1,170 as of the end of the third quarter of 2014 and second quarter of 2014, respectively.

Expenses

Property Operating and Maintenance Expenses.  Property operating and maintenance expenses increased $647,000, or 15.6%, in the third quarter of 2014 on a sequential quarter basis and increased $507,000 and $3.9 million for the three and nine months ended September 30, 2014 over the prior year periods.  Included in property operating and maintenance expenses are property insurance, bad debt, utilities and landscape maintenance on market ready properties not leased, repairs and maintenance, and expenses associated with resident turnover. The increase in these expenses on a sequential quarter basis was primarily due to an increase in turn costs, which was driven by a higher volume of scheduled lease expirations in the third quarter than in the second quarter. The increase in these expenses from the prior year periods are attributable to the significant increases in the number of properties owned, leased and turned in the three and nine months ended September 30, 2014, as compared to the prior year periods.

Real Estate Taxes.  Real estate taxes are expensed once a property is market ready for the first time.  Real estate taxes decreased $61,000, or 2.2%, in the third quarter of 2014 on a sequential quarter basis and increased $971,000 and $3.1 million, respectively, for the three and nine months ended September 30, 2014 over the prior year periods. The decrease in real estate tax expense on a sequential quarter basis is due primarily to the receipt of final tax bills in certain of our markets, which were lower than our estimates. The increase in real estate taxes from the prior year periods is attributable to the significant increase in the number of properties owned and in-service in the three and nine months ended September 30, 2014 as compared to the prior year periods and increased property tax rates driven, in part, by appreciation of the property values of our homes in certain markets.

Property Management.  We utilize a hybrid approach for property management, using internal teams in Phoenix, Atlanta, Southeast Florida, Columbus, Tampa (as of July 2014), and Southern California (as of August 2014), which markets contain 66.0% of our portfolio. We use third-party property managers in our other markets. Prior to the Internalization, rather than compensating the Manager’s operating subsidiary with commissions or fees based on rental income, we reimbursed all costs and expenses of the Manager’s operating subsidiary incurred on our behalf.  In addition to these costs, we paid a property management fee to the Manager’s operating subsidiary equal to 5% of certain compensation and overhead costs incurred as a result of providing services to us, which reduced the advisory management fee paid to the Manager by the same amount. Following the Internalization, we will incur these property management costs directly. Third-party property management arrangements include fees based on a percentage of rental income and other fees collected from our residents and, in some cases, fees for renovation oversight and leasing activities.

Property management expenses in the third quarter of 2014 were comparable with the second quarter of 2014 at $2.4 million. Property management expense decreased $1.3 million and $1.4 million, respectively, for the three and nine months ended September 30, 2014, over the prior year periods due to decreases in certain personnel related costs and software implementation costs.

Depreciation and Amortization.  Depreciation and amortization includes depreciation on real estate assets placed in-service and amortization of deferred lease fees and in-place leases.  Depreciation and amortization increased $199,000, or 3.2%, on a sequential quarter basis, primarily as a result of an increase in the number of properties being depreciated in the third quarter of 2014. Depreciation and amortization increased $744,000 and $4.7 million, respectively, for the three and nine months ended September 30, 2014 over the prior year periods, primarily as a result of the increased number of properties placed in service.

Advisory Management Fee. Prior to the Internalization, we relied on the Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business because we had no employees of our own.  Under the previous arrangement, we paid the Manager a quarterly advisory management fee equal to 0.375% (a 1.5% annual rate) of our average fully diluted market capitalization during the preceding quarter, less the 5% property management fee paid to the Manager’s operating subsidiary. Beginning in the fourth quarter of 2014, we will no longer incur the advisory management fee and, as described below, general and administrative expenses will increase related to personnel expenses and other expenses previously borne by the Manager.

Advisory management fees increased $82,000, or 3.8%, in the third quarter of 2014 on a sequential quarter basis as a result of an increase in our stock price, off-set partially by a reduction in the average number of shares outstanding in the third quarter of 2014. Advisory management fees increased $85,000 and decreased $1.0 million, respectively, in the three and nine months ended September 30, 2014 from the prior year periods primarily due to movements in our stock price. Of the $7.6 million in advisory fees incurred in the nine months ended September 30, 2013, $3.0 million and $1.1 million were payable to Two Harbors Investment Corp. and the prior members of certain entities acquired by us from Provident (the "Provident Entities"), respectively, as additional consideration related to our formation transactions.

Management Internalization.  We incurred $39.2 million of expenses during the three and nine months ended September 30, 2014 in connection with the Internalization. These costs primarily relate to the issuance of 2,231,511 common units of the Operating Partnership at $36.2 million, and to a lesser extent, certain transaction fees and expenses and the assumption of certain liabilities in connection with the transaction.

General and Administrative Expense. General and administrative expenses include those costs related to being a public company and costs incurred under the advisory management agreement with the Manager through the date of Internalization on September 30, 2014. Under the advisory management agreement, we paid all costs and expenses of the Manager incurred in the operation of its business, including all costs and expenses of running the company, all compensation costs (other than for our Chief Executive Officer and personnel providing data analytics directly supporting the investment function), and all costs under the shared services and facilities agreement between the Manager and Pine River.

General and administrative expense decreased $1.1 million, or 31.8%, in the third quarter of 2014 on a sequential quarter basis. Included in general and administrative expense for the second quarter of 2014 was a one-time expense of $775,000 paid by the Manager's operating subsidiary, which we reimbursed, to acquire our third-party property manager in the Tampa market who provided services exclusively to us prior to acquisition. In addition, the sequential quarter change reflects less non-capitalizable costs related to our securitization transaction for personnel and other matters than in the second quarter of 2014. General and administrative expense increased $465,000 and $2.5 million, respectively, for the three and nine months ended September 30, 2014 over the prior year period, primarily due to increased reimbursement obligations to the Manager for compensation, non-capitalizable costs related to our securitization transaction, and the one-time expense to acquire our third-party property manager in the Tampa market incurred in the second quarter of 2014.

As described above, beginning in the fourth quarter of 2014, general and administrative expense will include certain amounts previously borne by the Manager for the compensation of our Chief Executive Officer and personnel providing data analytics directly supporting the investment function and certain other costs.

Interest Expense.  Interest expense primarily consists of interest incurred on the outstanding balance of our debt, an unused line fee on the undrawn amount of the revolving credit facility, and amortization of deferred financing costs, net of certain amounts capitalized for properties undergoing renovation activities.  Interest expense increased $1.6 million or 59.8% on a sequential quarter basis primarily as a result of charges associated with the commitment reduction and pay-down of our revolving credit facility, using proceeds from our recent securitization transaction, including a $1.1 million write-off of deferred financing fees and a $480,000 reclassification from accumulated other comprehensive income due to ineffectiveness in the associated interest rate cap agreements.

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

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (the "JOBS Act") we meet the definition of an “emerging growth company.” We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. As a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern, which amends ASC 205 to provide guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for interim or annual periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

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

Our liquidity and capital resources as of September 30, 2014 consisted of cash and cash equivalents of $70.3 million, escrow deposits of $20.2 million, and $200.0 million available under our revolving credit facility.  Escrow deposits primarily include refundable and non-refundable cash and earnest money on deposit with certain third-party property managers for property purchases and renovation costs, earnest money deposits, and at times, monies held with certain municipalities for property purchases.  Escrow deposits also include cash held in reserve at financial institutions, as required by our debt agreements, of $9.1 million at September 30, 2014.  As of September 30, 2014, for properties acquired through individual broker transactions that involve submitting a purchase offer, we had offers accepted to purchase residential properties for an aggregate amount of $25.8 million; however not all of these properties are certain to be acquired because certain properties may fall out of escrow through the closing process for various reasons.

We believe the cash flows from operations together with current cash and funds available under our revolving credit facility will be sufficient to fund the anticipated needs of our operations, fund any existing contractual obligations to purchase properties and renovate our portfolio of properties in 2014.  We may also opportunistically utilize the capital markets to raise additional capital, including through the issuance of debt and equity securities (including the issuance of common units in the Operating Partnership) and securitizations in the future, but there can be no assurance that we will be able to access adequate liquidity sources on favorable terms or at all.

Securitization Loan

On August 12, 2014, we completed a securitization transaction in which we received gross proceeds of $311.2 million, net of an issue discount of $1.5 million and before issuance costs and reserves (the "Securitization Transaction"). The Securitization Transaction involved the issuance and sale of single-family rental pass-through certificates that represent beneficial ownership interests in a loan secured by 3,084 single-family properties (the "Securitization Properties") sold to one of our affiliates from our portfolio. In the Securitization Transaction, we sold approximately $312.7 million of certificates, with a blended effective interest rate of the London Interbank Offered Rate ("LIBOR") plus 1.92%.

As part of the Securitization Transaction, one of our subsidiaries (the "Borrower") entered into a loan agreement described below (the "Securitization Loan"). The Securitization Loan was subsequently deposited into a trust in exchange for the pass-through certificates. The pass-through certificates represent the entire beneficial interest in the trust and were sold in a private offering through the placement agents retained for the transaction. The certificates were offered and sold under Rule 144A and Regulation S under the Securities Act of 1933, as amended.

The Securitization Loan has an initial term of two years, with three, 12-month extension options, resulting in a fully extended maturity date of September 9, 2019, and bears interest at a blended effective interest rate of LIBOR plus 1.92%, plus monthly servicing fees of 0.1355%.

All amounts outstanding under the Securitization Loan are secured by first priority mortgages on the Securitization Properties in addition to the equity interests in, and certain assets of, the Borrower. The amounts outstanding under the Securitization Loan and certain obligations contained therein are guaranteed by the Operating Partnership only in the case of certain bad acts (including bankruptcy) as outlined in the transaction documents.

The Securitization Loan does not contractually restrict our ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. The Securitization Loan documents require us to maintain certain covenants, including a minimum debt yield on the Securitization Properties, and contain customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.

We used $235.2 million of the proceeds from the securitization to pay down the full balance of our revolving credit facility during the third quarter of 2014. Simultaneously, we reduced the size of our revolving credit facility from $350.0 million to $200.0 million. As a result, we wrote off $1.1 million of deferred financing fees and reclassed $480,000 from accumulated other comprehensive loss to interest expense due to hedge ineffectiveness in the associated credit facility interest rate cap agreements during the third quarter of 2014. The remaining proceeds may be used for working capital and other corporate purposes, including the acquisition, financing and renovation of properties.

Revolving Credit Facility

Certain of our subsidiaries currently have a $200.0 million revolving credit facility with Bank of America, National Association and JPMorgan Chase Bank, National Association. The revolving credit facility matures in May 2016 and bears interest at a varying rate of LIBOR plus 3.50% subject to a LIBOR floor of 0.5%.

At September 30, 2014, there was $0 outstanding under the facility and $200.0 million available for borrowing.  We are able to draw up to 55% of the aggregate value of the eligible properties in the borrowing subsidiaries’ portfolios based on the lesser of (a) the value of the properties or (b) the original purchase price plus certain renovation and other capitalized costs of the properties.  Proceeds from the revolving credit facility may be used for the acquisition, financing, and renovation of properties, and other general purposes.

All amounts outstanding under the revolving credit facility are collateralized by the equity interests and assets of certain of our subsidiaries ("pledged subsidiaries"). The amounts outstanding under the revolving credit facility and certain obligations contained therein are guaranteed by Silver Bay Realty Trust Corp. and the Operating Partnership only in the case of certain bad acts (including bankruptcy) and up to $20.0 million for completion of certain property renovations, as outlined in the credit documents. The pledged subsidiaries are required to pay a monthly fee in connection with the revolving credit facility based upon the unused portion of the facility, certain fees assessed in connection with establishing the facility and other fees specified in the revolving credit facility documents.

The revolving credit facility does not contractually restrict our ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. For example, in the final year of the revolving credit facility, all cash generated by the properties in the pledged subsidiaries must be used to pay down the principal amount outstanding under the revolving credit facility. As of September 30, 2014, there were 2,278 properties pledged in the revolving credit facility. The revolving credit facility documents require us to meet certain quarterly financial tests pertaining to total liquidity and net worth and contain customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.  We must maintain total liquidity of $25.0 million and a net worth of at least $125.0 million, as determined in accordance with our revolving credit facility, at all times.

Interest Rate Cap Agreements

We enter into interest rate cap agreements to manage interest rate risk associated with our variable rate debt. As of September 30, 2014, we have three interest rate cap agreements at LIBOR of 3.00% with an aggregate notional amount of $245.0 million to hedge interest rate risk associated with our revolving credit facility and one interest rate cap agreement at LIBOR of 3.11% with a notional amount of $312.7 million to hedge interest rate risk associated with our Securitization Loan.

Operating Activities

Net cash provided by operating activities in the nine months ended September 30, 2014 was $9.1 million compared to cash used by operating activities of $13.9 million for the nine months ended September 30, 2013.  Our operating cash flows during 2014 were driven by an increase in our portfolio of cash-generating properties and the release of certain cash reserves associated with the pay-down of our revolving credit facility. Our operating cash flows during 2013 were affected by our costs exceeding revenues while our operations were in ramp-up and the establishment of cash reserves associated with draws on our revolving credit facility.

Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2014 was $98.1 million and was primarily the result of our acquisition and renovation of newly acquired properties. We used $79.6 million for property acquisitions and another $24.2 million on capital improvements of which $20.2 million was attributable to our initial renovation of properties, which includes properties purchased in a bulk purchase that have been renovated for the first time, and $4.0 million was attributable to capital improvements to properties that had been previously renovated.

The average renovation cost per property was approximately $28,000 or 25% of the purchase price for all properties placed in service since our Predecessor commenced operations through September 30, 2014, including properties acquired with an in-place lease but excluding properties acquired from the prior members of the Provident Entities. These renovation costs include capitalized expenditures for renovations, property taxes, homeowners’ association dues, interest, costs required to gain possession of the property and other capitalized expenditures until the property is ready for its intended use.

Net cash used in investing activities in the nine months ended September 30, 2013 was $326.9 million and was primarily the result of our acquisition and renovation of newly acquired properties. We used $257.1 million for property acquisitions and another $84.7 million on capital improvements, of which $83.2 million was attributable to our initial renovation of properties which includes properties purchased in a bulk purchase that have been renovated for the first time and $1.5 million was attributable to capital improvements to properties that had been previously renovated.

The acquisition of properties involves the outlay of capital beyond payment of the purchase price, including payments for property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, and property taxes or homeowners’ association dues in arrears, along with capitalized interest on properties purchased since we obtained debt in May 2013. Typically, these costs are capitalized as components of the purchase price of the acquired asset. We also make significant capital expenditures to renovate and maintain our properties to Silver Bay standards. Our ultimate success depends in part on our ability to make prudent, cost-effective decisions measured over the long term with respect to these expenditures.

Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2014 was $115.7 million and was primarily attributable to proceeds from our Securitization Transaction of $311.2 million and $70.7 million in proceeds from our revolving credit facility, reduced by re-payments of our revolving credit facility of $235.5 million, repurchases of our common stock of $14.7 million, deferred financing costs of $12.2 million and dividends paid of $2.8 million. In addition to the pay-down of our revolving credit facility, we used the proceeds from our Securitization Transaction to repurchase common stock, invest in residential properties and for other general corporate purposes.  Cash provided by financing activities in the nine months ended September 30, 2013 was $166.1 million, primarily attributable to proceeds from our revolving credit facility and to a lesser extent the net proceeds from the exercise of the underwriters' overallotment option in our initial public offering of $34.5 million reduced by repurchases of our common stock of $7.8 million, deferred financing fees of $4.0 million and $843,000 of dividends paid.

We have an obligation to pay dividends on our outstanding 10% cumulative redeemable preferred stock with a $1.0 million aggregate liquidation preference in preference to dividends paid on our common stock.

We have elected to be treated as a REIT for U.S. federal income tax purposes. As a REIT, under U.S. federal income tax law we are required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income. Subject to the requirements of the Maryland General Corporation Law, we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our board of directors, which in the aggregate approximately equal our REIT taxable income in the relevant year. On September 4, 2014, our board of directors declared $1.5 million in common stock dividends, which were paid on October 3, 2014.

The 2,231,511 common units issued by the Operating Partnership in connection with the Internalization may be redeemed for cash or, at our election, a number of our common shares on a one-for-one basis beginning on September 30, 2015. To the extent that we redeem the common units for cash, our liquidity will decrease.

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

Aggregate Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from certain contractual obligations, as of September 30, 2014 (amounts in thousands):

	Total	Less than One Year	One to Three Years	Three to Five Years
Purchase obligations (1)	$25,816	$25,816	$—	$—
Long-term debt obligations (2)	347,577	8,616	13,965	324,996
Operating lease obligations (3)	1,341	482	558	301
Total	$374,734	$34,914	$14,523	$325,297

(1)
Reflects accepted offers on purchase contracts for properties acquired through individual broker transactions that involve submitting a purchase offer. Not all of these properties are certain to be acquired as properties may fall out of escrow through the closing process for various reasons.

(2)
Includes estimated interest payments on the respective debt based on amounts outstanding as of September 30, 2014. The revolving credit facility has a maturity date of May 10, 2016. The Securitization Loan has an initial maturity date of September 9, 2016 and three, 12-month extension options resulting in a fully extended maturity date of September 9, 2019; this analysis assumes our exercise of the three extension options.

(3)	Includes operating leases for corporate and market offices.

Net Operating Income

We define net operating income ("NOI") as total revenue less property operating and maintenance, real estate taxes, homeowners’ association fees, property management expenses, and certain other non-cash or unrelated non-operating expenses. NOI excludes depreciation and amortization, advisory management fees, management internalization, general and administrative expenses, interest expense, and other expenses. Additionally, NOI excludes the 5% property management fee payable prior to the Internalization because it more closely represents additional advisory management fee, non-cash share based property management stock compensation, expensed acquisition fees and costs, and certain other property management costs.

We consider NOI to be a meaningful financial measure when considered with the financial statements determined in accordance with U.S. GAAP. We believe NOI is helpful to investors in understanding the core performance of our real estate operations.

The following is a reconciliation of our NOI to net loss as determined in accordance with GAAP for the three and nine months ended September 30, 2014 and 2013 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(44,870)	$(6,362)	$(54,205)	$(19,490)
Depreciation and amortization	6,427	5,683	18,800	14,061
Advisory management fee - affiliates	2,251	2,166	6,621	7,596
Management internalization	39,179	—	39,179	—
General and administrative	2,331	1,866	7,801	5,343
Interest expense	4,221	989	9,190	1,147
Other	161	142	523	690
Property operating and maintenance add back:
Market ready costs prior to initial lease	76	—	220	—
Property management add backs:
5% property management fee	97	202	288	529
Acquisition fees and costs expensed	—	469	60	710
System implementation costs	15	403	139	693
Other	85	61	238	301
Total property management add backs	197	1,135	725	2,233
Net operating income	$9,973	$5,619	$28,854	$11,580
Net operating income as a percentage of total revenue	49.9%	38.8%	50.4%	35.2%
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

Funds From Operations and Core Funds From Operations

Funds From Operations ("FFO") is a non-GAAP financial measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets.  The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss), computed in accordance with GAAP, excluding gains or losses from sales of, and impairment losses recognized with respect to, depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated on the same basis to determine FFO.

Core Funds From Operations ("Core FFO") is a non-GAAP financial measure that we use as a supplemental measure of our performance. We believe that Core FFO is further helpful to investors as it provides a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We adjust FFO for expensed acquisition fees and costs, certain fees and expenses related to our Securitization Transaction, total non-cash share based stock compensation, costs associated with the Internalization, non-cash expenses associated with our commitment reduction and pay-down of the revolving credit facility, and certain other costs to arrive at Core FFO.

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

FFO and Core FFO are calculated on a gross basis and as such, do not reflect adjustments for the noncontrolling interests - Operating Partnership.

The following table sets forth a reconciliation of our net loss as determined in accordance with GAAP and our calculations of FFO and Core FFO for the three and nine months ended September 30, 2014 and 2013. Also presented is information regarding the weighted-average number of shares of our common stock and common units of the Operating Partnership outstanding used for the computation of FFO and Core FFO per share (amounts in thousands, except share and per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss (1)	$(44,870)	$(6,362)	$(54,205)	$(19,490)
Depreciation and amortization	6,427	5,683	18,800	14,061
Other	113	51	560	333
Funds from operations	(38,330)	(628)	(34,845)	(5,096)

Adjustments:
Acquisition fees and costs expensed and other (2)	—	469	835	710
Securitization fees and costs expensed (3)	217	—	801	—
Non-cash stock compensation	259	229	716	746
Market ready costs prior to initial lease	76	—	220	—
System implementation costs	15	403	139	693
Management internalization (1)	39,179	—	39,179	—
Write-off of deferred financing fees	1,058	—	1,058	—
Ineffectiveness of interest rate cap agreements	480	—	480	—
Amortization of discount on securitization loan	41	—	41	—
Core funds from operations	$2,995	$473	$8,624	$(2,947)

FFO	$(38,330)	$(628)	$(34,845)	$(5,096)
Preferred stock distributions	(25)	(25)	(75)	(75)
FFO available to common shares and units	$(38,355)	$(653)	$(34,920)	$(5,171)

Core FFO	$2,995	$473	$8,624	$(2,947)
Preferred stock distributions	(25)	(25)	(75)	(75)
Core FFO available to common shares and units	$2,970	$448	$8,549	$(3,022)

Weighted average common shares and units outstanding (4)	38,339,487	39,122,659	38,448,595	39,225,698
FFO per share	$(1.00)	$(0.02)	$(0.91)	$(0.13)
Core FFO per share	$0.08	$0.01	$0.22	$(0.08)

(1)
Includes cost to internalize the Manager of $39.2 million, primarily related to issuance of common units of the Operating Partnership and to a lesser extent, certain transaction costs and assumption of certain liabilities during the three and nine months ended September 30, 2014.

(2)	Includes a one-time expense of $775 in the nine months ended September 30, 2014 to acquire our third-party property manager in our Tampa market.

(3)	Represents non-capitalizable costs related to our Securitization Transaction for personnel and other matters.

(4)	Represents the weighted average of common shares and common units in the Operating Partnership outstanding for the periods presented.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Our future revenue, cash flows and fair values relevant to certain financial instruments are dependent upon prevailing market interest rates. Our Securitization Loan and revolving credit facility have variable rates of interest. We are therefore most vulnerable to changes in short-term LIBOR interest rates. On August 12, 2014, we completed a Securitization Transaction in which we received gross proceeds of $311.2 million, net of an original issue discount of $1.5 million (refer to Note 3 of the condensed consolidated financial statements). The Securitization Loan has a fully extended maturity date of September 9, 2019 and bears interest at a blended effective interest rate of LIBOR plus 1.92%, inclusive of the amortization of the discount, plus monthly servicing fees of 0.1355%. We have hedged our exposure to increases in the one-month LIBOR rate by entering into an interest rate cap agreement which caps the benchmark rate at 3.11% on the Securitization Loan. We do not use derivatives for trading or speculative purposes.

On August 12, 2014, we used a portion of the proceeds from the Securitization Loan to pay down the full outstanding balance of our revolving credit facility. Simultaneously, we reduced the size of the revolving credit facility from $350.0 million to $200.0 million. As of September 30, 2014, there was $0 outstanding on the revolving credit facility and therefore the revolving credit facility is excluded from the quantitative analysis below. Our exposure to interest rate risk on the revolving credit facility will be subject to future borrowing activity. Refer to Note 3 of the condensed consolidated financial statements for further details on the revolving credit facility and the interest rate cap agreements used to hedge such debt.

At September 30, 2014, the balance of our Securitization Loan subject to interest payments was $312.1 million, which includes the discount. If the LIBOR rate of interest permanently increased by 21 basis points (a 10% increase from our weighted average interest rate as of September 30, 2014), the increase in interest payments on the Securitization Loan would decrease future cash flows by approximately $657,000 per annum. The decrease to future earnings would be dependent on the capitalization of interest related to renovation activities, but would be expected to be less than $657,000 per annum. These amounts were determined by considering the impact of hypothetical interest rates on our Securitization Loan. This analysis does not consider the effects of the changes in overall economic activity that could exist in such an environment and assumes no changes in our financial structure.

We cannot predict with certainty the effect of adverse changes in interest rates on our Securitization Loan and, therefore, our exposure to market risk, nor can we provide any assurance that long-term debt will be available at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

There have been no other material changes to our market risk during the nine months ended September 30, 2014. For additional information on our market risk, refer to Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed under the heading “Item 1A. Risk Factors” in both our Annual Report on Form 10-K for the year ended December 31, 2013 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
On September 30, 2014, in connection with the Internalization, the Operating Partnership issued an aggregate of 2,231,511 common units to Pine River and Provident in exchange for all membership interests in the Manager. The aggregate amount of consideration received by Silver Bay in the transaction was estimated as $36.2 million, based on the closing price of our stock on the day of the closing of the Internalization or $35.6 million, based on the closing per share value of Silver Bay’s common stock of $15.96 as of July 21, 2014, which was the last full trading day prior to the public announcement that Silver Bay was in advanced discussions concerning the Internalization. The issuance of such common units was effected in reliance upon exemptions from registration provided by Section (a)(2) of the Securities Act. The common units are redeemable for cash or, at our election, a number of our common shares on a one-for-one basis.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2014 - July 31, 2014	—	—	—	1,593,575
August 1, 2014 - August 31, 2014	193,950	$16.3227	193,950	1,399,625
September 1, 2014 - September 30, 2014	549,568	16.5748	549,568	850,057
Total	743,518	$16.5090	743,518	850,057

(1)	Includes commissions

(2)
These shares were repurchased and retired under the Company’s share repurchase program announced on July 1, 2013, pursuant to which the Company is authorized to repurchase up to 2,500,000 shares of its common stock.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

In the third quarter of 2014, we borrowed an aggregate amount of $10.6 million under our revolving credit facility described elsewhere in this Quarterly Report on Form 10-Q.

Item 6.  Exhibits

(a)	The attached Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BAY REALTY TRUST CORP.

Date: November 6, 2014	By:	/s/ David N. Miller
David N. Miller President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2014	By:	/s/ Christine Battist
Christine Battist Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
2.1	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., and Two Harbors Operating Company LLC, dated December 4, 2012.	S-11/A	333-183838	2.1	December 12, 2012
2.2	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Polar Cactus LLC, dated December 4, 2012.	S-11/A	333-183838	2.2	December 12, 2012
2.3	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Polar Cactus II LLC, dated December 4, 2012.	S-11/A	333-183838	2.3	December 12, 2012
2.4	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Cool Willow LLC, dated December 4, 2012.	S-11/A	333-183838	2.4	December 12, 2012
2.5	Agreement and Plan of Merger by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., SB RESI I Merger Sub LLC and Provident Residential Real Estate Fund LLC, dated December 4, 2012.	S-11/A	333-183838	2.5	December 12, 2012
2.6	Agreement and Plan of Merger by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., SB RESI II Merger Sub LLC and Resi II LLC.	S-11/A	333-183838	2.6	December 12, 2012
2.7	Representation, Warranty and Indemnification Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and Provident Real Estate Advisors LLC, dated December 4, 2012.	S-11/A	333-183838	2.7	December 12, 2012
2.8	Contribution Agreement dated as of August 3, 2014 among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., Pine River Domestic Management L.P., Provident Real Estate Advisors LLC, and PRCM Real Estate Advisers LLC.	8-K	001-35760	2.1	August 4, 2014
3.1	Articles of Amendment and Restatement of Silver Bay Realty Trust Corp.	10-K	001-35760	3.1	March 1, 2013
3.2	Amended and Restated Bylaws of Silver Bay Realty Trust Corp.	S-11/A	333-183838	3.5	October 17, 2012
3.3	Articles Supplementary for Cumulative Redeemable Preferred Stock of Silver Bay Trust Corp.	10-K	001-35760	3.3	March 1, 2013
4.1	Specimen Common Stock Certificate of Silver Bay Realty Trust Corp.	S-11/A	333-183838	3.5	November 23, 2012
4.2	Instruments defining the rights of holders of securities: See Articles VI and VII of our Articles of Amendment and Restatement.	10-K	001-35760	4.2	March 1, 2013
4.3	Instruments defining the rights of holders of securities: See Article VII of our Amended and Restated Bylaws.	S-11/A	333-183838	3.5	October 17, 2012
4.4	Instruments defining the rights of holders of securities: See Article Second of our Articles Supplementary.	10-K	001-35760	4.4	March 1, 2013
10.1	Loan Agreement dated as of August 12, 2014 between SBY 2014-1 Borrower LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender	8-K	001-35760	10.1	August 18, 2014
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document