Form 10-K
period 2014-12-31
Silver Bay Realty Trust Corp.
filed 2015-02-26
CIK 1557255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $587 million based on the closing sale price as reported on the NYSE on June 30, 2014.

As of February 22, 2015, 36,363,319 shares of Common Stock, par value $0.01 per share, of Silver Bay Realty Trust Corp. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the definitive proxy statement to be filed for the registrant’s 2015 Annual Meeting of Stockholders. The registrant intends to file the proxy statement with the Securities and Exchange Commission within 120 days of December 31, 2014.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and its exhibits contain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements may include statements about our projected operating results, our stabilization and renovation rates, our ability to successfully lease and operate acquired properties, including turnover rates, projected operating costs, estimates relating to our ability to make distributions to our stockholders in the future, market trends in our industry, real estate values and prices, and the general economy.

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed or implied in any forward-looking statement. We are not able to predict all of the factors that may affect future results.  For a discussion of these and other factors that could cause our actual results to differ materially from any forward-looking statements, see the discussion on risk factors in Item 1A, “Risk Factors,” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report on Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission ("SEC").  These risks, contingencies, and uncertainties include:

•	Our ability to successfully employ a new and untested business model in a new industry with no proven track record;

•	Failure of closing conditions to be satisfied in connection with the proposed Portfolio Acquisition;

•	Failure to plan and manage the proposed Portfolio Acquisition, including the integration of the properties to be acquired into our systems, effectively and efficiently;

•	The availability of additional properties that meet our criteria and our ability to purchase such properties on favorable terms;

•	Real estate appreciation or depreciation in our target markets and the supply of single-family homes in our target markets;

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

•
Our dependence on key personnel to carry our business and investment strategies and our ability to hire and retain skilled managerial, investment, financial, and operational personnel, and the performance of third-party vendors and service providers, including third-party acquisition and management professionals, maintenance providers, leasing agents, and property management;

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

PART I

Item 1.    Business.

We are an internally-managed Maryland corporation focused on the acquisition, renovation, leasing, and management of single-family properties in select markets in the United States. Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We generate virtually all of our revenue by leasing our portfolio of single-family properties. As of December 31, 2014, we owned 6,779 single-family properties in Arizona, California, Florida, Georgia, Nevada, North Carolina, Ohio, and Texas, excluding properties held for sale, and had 79 properties under contract.

Silver Bay Realty Trust Corp. was incorporated in Maryland in June 2012. Through September 30, 2014, we were externally managed by PRCM Real Estate Advisers LLC (our "Former Manager"). During this time, we relied on our Former Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business as we had no employees of our own. On September 30, 2014, we closed the transaction to internalize our management (the "Internalization") and now own all material assets and intellectual property rights of our Former Manager previously used in the conduct of its business and continue to be managed by officers and employees who worked for our Former Manager and became our employees as a result of the Internalization.

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

Silver Bay Realty Trust Corp. conducts its business and owns all of its properties through Silver Bay Operating Partnership L.P. (the "Operating Partnership"), a Delaware limited partnership. As of December 31, 2014, Silver Bay Realty Trust Corp. owned, through a combination of direct and indirect interests, 94.3% of the partnership interests in the Operating Partnership.  Silver Bay Realty Trust Corp. has no material assets or liabilities other than its investment in the Operating Partnership.  Silver Bay Realty Trust Corp.’s wholly owned subsidiary, Silver Bay Management LLC (the "General Partner") is the sole general partner of the Operating Partnership. Except as otherwise required by the context, references to the “Company,” “Silver Bay,” “we,” “us” and “our” refer collectively to Silver Bay Realty Trust Corp., the Operating Partnership and the direct and indirect subsidiaries of each.

Our principal executive office is located at 3300 Fernbrook Lane North, Suite 210, Plymouth, Minnesota 55447. Our telephone number is (952) 358-4400. Our web address is www.silverbayrealtytrustcorp.com.  Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol “SBY.”

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

Management Overview

 Our approach to management relies on centralization of corporate oversight and certain property management functions. Immediate property management functions for properties are performed at the local level by our local employees or, in some markets, by third-party local property management contractors. As of February 4, 2015, we had 106 employees and managed approximately 80% of our properties directly without the use of third-party property managers in nine markets (Phoenix, Northern and Southern California, Tampa, Southeast Florida, Atlanta, Charlotte, Columbus and Dallas). In markets managed by third parties, our regional asset management personnel oversee the local property managers in their performance of local property management functions. Our centralized platform consists of teams dedicated to (1) acquisitions; (2) renovations; (3) property management; (4) treasury, accounting, legal and corporate matters; and (5) information technology and marketing.

Acquisitions

We employ a top-down selection process in our investment strategy. We start by identifying what we believe are the most attractive markets for developing a single-family rental business by evaluating existing and projected housing dynamics. Housing prices and rental demand are driven in part by macroeconomic and demographic factors. We scrutinize many of these factors, including existing supply of homes, vacancy rates, prior and projected population and household growth, prior and projected migration, regional building activity, mortgage delinquency figures, employment trends, income ratios, and price-to-rent ratios.

Once in a market, we acquire single-family properties through a variety of acquisition channels, including brokers, multiple listing services, short sales, foreclosure auctions, online auctions, and portfolio purchases from institutions or investor groups. We focus on maintaining a disciplined property selection process that incorporates local knowledge to better understand the fundamentals of the housing markets in which we operate and we continually reevaluate the capital allocation among our markets in which we are making acquisitions. Our multi-market and multi-channel investment strategy provides flexibility in deploying capital and enables us to diversify our portfolio, mitigate risk, and avoid overexposure to any single market.

We conduct diligence on and underwrite each property we purchase. As part of the diligence process, our personnel conduct on-site assessments for broker and portfolio-sourced properties and drive-by inspections for auction-sourced properties. We also receive title commitments prior to closing for purchases outside the auction process and use a network of title insurance providers to conduct preliminary title work before purchasing properties through the auction channel. When underwriting a property, our personnel determine the maximum purchase price at which a property would meet our net yield requirements using a model that incorporates factors such as estimated rent, renovation costs, operating expenses, ongoing capital expenditures, and vacancy. Our underwriting assumes that the property will be held for an indefinite period of time and does not reflect an assumed rental growth rate. This maximum price is then compared to the market price, which is determined by local personnel using comparable sales analysis, and reduced to the market price if the market price is less than the net yield based price. For portfolio acquisitions, we assess market pricing using our proprietary automated valuation model designed to assess hundreds of potentially comparable properties and evaluate thousands of data points.

Acquisitions may be financed from various sources, including proceeds from the sale of equity securities, retained cash flow, debt financings, securitizations, or the issuance of common units in the Operating Partnership.

Property Renovation

Most of the properties we acquire require renovation and standardization before they are ready for resident occupancy. We refer to the process of possessing, renovating, marketing, and leasing a property as property stabilization. Our renovation and maintenance approach is generally consistent across our various acquisition channels. We maintain system-wide standards for our properties that are implemented at the local level and directed at increasing attractiveness to potential residents, reducing future maintenance expense, and increasing the long-term value of the property. Currently, our local project management personnel oversee the renovation of all newly-acquired properties in all markets. Historically, we used a mix of employees of our Former Manager and third-party property managers to oversee the work of local contractors engaged to renovate our properties.

Following acquisition of a property, our project managers use Silver Bay’s renovation standards, including any market-specific requirements, to prepare a project scope for initial renovation. Project managers then circulate the project scopes for bid to our approved contractors and vendors. All final bids are centrally approved by construction managers located in our corporate office. Once renovation work commences, local project management personnel oversee its quality of work and timely completion. Following completion of a renovation, our personnel perform a detailed quality control inspection to validate that the agreed-upon work has been completed and to determine that the property is in rent-ready condition.

Operations and Management

General. Our leasing and management strategy seeks to maximize revenue by balancing occupancy and rental rates while minimizing our operating expenses. To meet these objectives, we focus on finding qualified residents and reducing resident turnover by providing quality and consistency in our customer service, maintenance, leasing, and marketing operations. Our approach to management and operations relies on centralization of corporate oversight and certain property management functions. Immediate property management functions for properties are performed at the local level in internally managed markets by our local employees or, in some markets, by third-party property managers.

Marketing. We establish the rental rates at which properties will be offered based on comparable rent analyses conducted by local property managers and reviewed by our regional property managers or chief operating officer. Factors considered in conducting comparable rent analysis include the size, age, condition, bedroom and bath count, and various qualitative factors, such as neighborhood characteristics and access to quality schools, transportation, employment centers and services of the subject home and the comparable properties.

We conduct marketing activities for all internally managed markets from a centralized location to achieve consistency and quality in its advertising. We advertise available properties through yard signage, internet-based services such as Zillow, our website, MLS and local leasing contacts. In markets with third-party property management, local managers use similar advertising channels for properties they manage. We schedule all showings from our centralized marketing location with third-party leasing agents for homes that best suit the prospective resident’s needs. In markets with third-party property management, local managers schedule showings for properties they manage and use a mix of employees or third-party leasing agents.

Lease Applications and Approvals. In markets that are internally managed, we receive lease applications online by means of our website and applications are centrally processed for consistency and efficiency. Through our technology, much of the screening process for prospective residents is automated, which reduces processing time for any lease applicant in internally managed markets. In markets that are managed by third-party managers, a similar process is followed. Our underwriting criteria and leasing standards are used to screen all prospective residents and determine whether to approve or deny any lease application. Third-party property managers follow a similar process when screening for the properties they manage and are provided our screening criteria for use in screening prospective residents. The application and evaluation process in all markets includes obtaining appropriate identification, an evaluation of credit and income, a review of the applicant’s rental history, a background check for criminal activity and income verification. Waivers of any threshold underwriting criteria or leasing standards must be approved centrally in accordance with our policies.

Rent Collection. We have established centralized collections for all internally managed markets and most third-party managed markets. In these markets, residents may pay rent online by Automated Clearing House ("ACH") transfer or by check mailed to a lockbox. Residents who do not pay rent by the end of the grace period are sent a notice and assessed a late fee. Receivables are monitored centrally on a regular basis. If an eviction action becomes necessary, local counsel assists in processing the eviction in compliance with local laws.

Resident Relations and Property Maintenance. As part of our ongoing property management, we conduct routine repairs and maintenance as appropriate and manage resident relations to maximize long-term rental income and cash flows from our properties. We use a centralized call center for resident inquiries and maintenance requests. Residents can also contact us through the resident portal on our website in markets we directly manage. In markets with third-party property management, these third party managers handle repairs and maintenance and resident relations under the oversight of our regional managers.

Renewal and Turnover. We manage the lease renewal process centrally for all markets. Prior to expiration of a lease, local managers receive a list of upcoming lease expirations and use comparable rent analysis to propose an appropriate renewal rate and new rent should the property become vacant. These rates are reviewed and approved by our regional property managers or chief operating officer. If a resident opts not to renew the lease, generally the resident will be allowed to remain in occupancy under a month-to-month tenancy with a rent at, or above, the existing rent.

In the event of turnover, each property is inspected after the resident vacates to determine the necessary scope of repair work, and where applicable, offset the costs of such repairs against resident deposits. We use an extensive move-in and move-out checklist to determine what repairs are necessary in preparation for releasing the properties. Marketing begins immediately in advance of the lease-ready date to minimize the number of days the home is on the market. Third-party property managers use similar processes in the event of a turnover in the markets they manage. Turnover work is processed in a similar manner to an initial renovation with centralized approval of certain high cost turnovers in all markets, oversight of turnover by the local property manager and use of a detailed quality control checklist.

Technology

Technology plays an important role in assisting us to build and manage a portfolio of geographically disperse assets. We have developed and continue to develop a technological infrastructure with tools that:

•	centrally aggregate information from employees and third-party property managers;

•	provide our employees and third-party property managers with tools to facilitate their various roles;

•	screen target properties for acquisition;

•	allow real-time monitoring and management of the portfolio;

•	integrate property management, accounting and asset management systems;

•	enable the residents to interact with us online; and

•	use a secure and scalable cloud-based environment with mobile accessibility.

Portfolio Acquisition

We entered into a real estate sales contract (the "Purchase Agreement") on February 18, 2015 to acquire a portfolio of properties (the "Portfolio Acquisition") owned and operated by The American Home Real Estate Investment Trust, Inc. ("TAH") for approximately $263.0 million in cash. The Portfolio Acquisition involves the acquisition of approximately 2,460 homes primarily located in Atlanta, Charlotte, Tampa and Orlando. The Portfolio Acquisition remains subject to the satisfaction of conditions to close and is targeted to close on April 1, 2015 though that date may be extended as provided in the Purchase Agreement. There can be no guarantee that we will close on all or even a portion of the properties in the Portfolio Acquisition. For additional information, see our Current Report on Form 8-K filed on February 24, 2015.

Internalization of Our Former Manager

Through September 30, 2014, we were externally managed by our Former Manager. During this time, we relied on our Former Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business as we had no employees of our own. On September 30, 2014, we closed the Internalization and now own all material assets and intellectual property rights of our Former Manager previously used in the conduct of its business and continue to be managed by officers and employees who worked for our Former Manager and became our employees as a result of the Internalization.

Our Former Manager was a joint venture between Provident Real Estate Advisors LLC ("Provident"), and an affiliate of Pine River Capital Management L.P. ("Pine River"). The Internalization was effected pursuant to the Contribution Agreement dated August 3, 2014 among Pine River, Provident, our Former Manager and the Operating Partnership (the "Contribution Agreement"). Pursuant to the Contribution Agreement, we acquired all economic interests in our Former Manager in exchange for aggregate consideration of 2,231,511 common units in the Operating Partnership. These common units are redeemable for cash or, at our election, a number of Silver Bay common shares on a one-for-one basis. Of this aggregate consideration, Pine River received 1,487,674 common units and Provident received 743,837 common units, which reflects the parties two-thirds and one-third ownership of our Former Manager prior to the Internalization. Each of Pine River and Provident has agreed not to sell or otherwise transfer the units or common shares issued upon redemption of such common units until 12 months following the closing of the Internalization, except for transfers to affiliates who also agree to be bound by such restrictions. Silver Bay has agreed to file a registration statement with the SEC to register the issuance or resale of the common shares issuable upon redemption of the common units. The initial issuance of the common units to Pine River and Provident was undertaken in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

The Contribution Agreement included a net worth adjustment, payable in cash, in the event that the closing net worth of our Former Manager was greater or less than $0 after making an adjustment to exclude any liabilities for accrued bonus compensation payable to the Chief Executive Officer and personnel providing data analytics directly supporting the investment function of Silver Bay. We settled the net worth adjustment on September 30, 2014 based on estimated amounts. The net worth adjustment was finalized in the fourth quarter of 2014 with a de minimis payment. As a result of this transaction, as of September 30, 2014, we no longer pay fees or expense reimbursements to our Former Manager or our Former Manager's operating subsidiary.

Formation Transactions

In connection with our initial public offering in December 2012, we completed a series of contribution and merger transactions (the "Formation Transactions") through which we acquired an initial portfolio (our "Initial Portfolio") of more than 3,300 single-family properties from Two Harbors Investment Corp. ("Two Harbors"), and the owners of the membership interests of entities managed by Provident (the "Provident Entities") in consideration of 23,917,642 shares of our common stock, 1,000 shares of our 10% cumulative redeemable preferred stock, 27,459 common units in the Operating Partnership and approximately $5.3 million in cash.

Our acquisition of Two Harbors Property Investment LLC (now known as Silver Bay Property Investment LLC) ("Silver Bay Property" or our "Predecessor") accounted for more than 2,400 properties in our Initial Portfolio. Silver Bay Property began acquiring this portfolio of single-family residential properties to rent for income and to hold for investment in the first quarter of 2012. Acquisition of the Provident Entities accounted for 881 properties in our Initial Portfolio. Provident began acquiring, renovating, managing and overseeing the leasing of these single-family properties in 2009, acquiring properties in Arizona, Florida, Georgia and Nevada through the Provident Entities, five private limited liability companies for which Provident served as the managing member.

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

Financing Strategy

To date, we have funded our acquisitions and other capital needs through a mix of equity capital, cash generated by our operations, borrowings under our revolving credit facility and borrowings in connection with our securitization. We entered our current revolving credit facility on May 10, 2013 and amended it on February 18, 2015 to increase the borrowing capacity from $200.0 million to $400.0 million and extend its term. We closed our securitization transaction on August 12, 2014, which involved the sale of $312.7 million of certificates. We continually explore additional capital options available to us, and our decision to pursue such options will be based on our assessment of a variety of factors, including the relative cost of the financing, the impact on our estimated net asset value and cash flow generation, and the available growth opportunities.

Competition

The residential rental market has historically been fragmented in both its ownership and operations.  We face competition from local owners and operators, as well as an emerging class of institutional managers. When acquiring single-family properties, we face competition from individual investors, private pools of capital and other institutional buyers which may increase the prices for properties that we would like to purchase and reduce our ability to achieve our desired portfolio size or expected yields. We also compete for desirable residents against the same entities as well as multifamily lessors. We believe that having an integrated and scalable platform with local market presence and using our wealth of existing in-house expertise provide us competitive advantages.

Seasonality

We believe that our business and related operating results will be impacted by seasonal factors throughout the year. In particular, we have experienced higher levels of resident move-outs during the summer months, which impacts both our rental revenues and related turnover costs. Further, our property operating costs are seasonally impacted in certain markets for expenses such as HVAC repairs during the summer season.

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

Fair Housing Act

The Fair Housing Act ("FHA") its state law counterparts and the regulations promulgated by U.S. Department of Housing and Urban Development and various state agencies, prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women and people securing custody of children under the age of 18) or handicap (disability) and, in some states, on financial capability and other bases. We believe that we are in compliance with the FHA and other regulations.

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

REIT Qualification

We have elected to be taxed as a REIT, commencing with our initial taxable year ended on December 31, 2012. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various requirements under the Internal Revenue Code of 1986, as amended (the "Code") relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels, and the diversity of ownership of our shares. We believe that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that we conduct our operations in a manner that will enable us to meet the requirements for qualification and taxation as a REIT going forward.

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

Employees

As of February 4, 2015, we had 106 full-time employees, which we supplement with temporary and contract resources.

Available Information

Our website address is www.silverbayrealtytrustcorp.com. We make available, free of charge on our website (on the Investor Relations page under “SEC Filings”), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as are filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") as well as our proxy statements with respect to our annual meetings of stockholders, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Exchange Act reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov.

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

Risks Related to Our Business

We are employing a new and untested business model in a new industry with no proven track record, which makes our business difficult to evaluate.

The large-scale single-family rental industry is relatively new in the United States. Until 2012, the single-family rental business consisted primarily of private and individual investors in local markets and was managed individually or by small, local property managers. We were formed on the assumption that a company can acquire and operate single-family properties on a large-scale basis and achieve attractive yields by employing a disciplined approach to acquisitions and renovations, economies of scale in marketing and management, and developing a brand-name presence. Our assumptions are unproven, and if they prove to be incorrect, then we may fail to provide the financial returns that investors hope or expect to receive. No peer companies exist with an established track record from which to predict whether our investment strategy can be implemented successfully over time. While past performance is not indicative of future results, it will be difficult to evaluate our potential future performance without the benefit of established track records from companies implementing a similar investment strategy.

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

Silver Bay Realty Trust Corp. was organized in June 2012 and has a limited operating history. There is no long-term historical financial data available for us, our acquired properties, or other companies in the single-family rental industry to assist investors in assessing our earnings potential or whether we can operate profitably. We cannot assure you that we will be able to operate our business successfully or implement our operating policies and strategies as described in this Annual Report. The results of our operations will depend on many factors, including:

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

We are still building our operational expertise and systems.

We continue to build our operational expertise and to establish our platform and processes related to residential management, including leasing, brand development, tracking, accounting systems, and billing and payment processing. Building operational expertise and establishing a platform are difficult, expensive, and time-consuming tasks, and we can expect problems to arise despite our best efforts. There is a significant risk that operational problems will have an adverse effect upon our financial performance, especially in newer markets.

Our success depends, in part, upon our ability to hire and retain skilled managerial, investment, financial, and operational personnel.

The implementation of our business plan requires that we employ qualified personnel. Competition for skilled managerial, investment, financial, and operational personnel is intense. Several large real estate investors have entered the single-family rental business and we face increased challenges in hiring and retaining personnel. We cannot assure our stockholders that we will be successful in attracting and retaining such skilled personnel. If we are unable to hire and retain qualified personnel as required, our growth and operating results could be adversely affected.

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

We depend on rental income from residents for substantially all of our revenues. As a result, our success depends in large part upon our ability to attract and retain qualified residents for our properties. We face competition for residents from other lessors of single-family properties, apartment buildings and condominium units. The continuing development of apartment buildings and condominium units in many of our target markets increases the supply of housing and exacerbates competition for residents. Many of these competitors may successfully attract residents with better incentives and amenities, which could adversely affect our ability to obtain quality residents and lease our single-family properties on favorable terms or at all. Additionally, some competing housing options may qualify for government subsidies that may make such options more affordable and therefore more attractive than our properties.

If rents and occupancy levels in our markets do not increase sufficiently to keep pace with rising costs of operations, our income and distributable cash will decline.

The success of our business model depends, in part, on conditions in the single-family rental market in our markets. Our asset acquisitions are premised on assumptions about occupancy and rent levels, and if those assumptions prove to be inaccurate, our cash flows and profitability will be reduced. Rental rates and occupancy levels have benefited in recent periods from macro trends affecting the U.S. economy and residential real estate markets in particular, including:

•	a tightening of credit that has made it more difficult to finance home purchases, combined with efforts by consumers generally to reduce their exposure to credit;

•	weak economic and employment conditions that have increased foreclosure rates and made it more difficult for families to remain in their homes that were purchased prior to the housing market downturn;

•	declining real estate values that have challenged the traditional notion that homeownership is a stable investment; and

•	the unprecedented level of vacant housing comprising the real estate owned ("REO") inventory held for sale by banks, government-sponsored entities, and other mortgage lenders or guarantors.

We do not expect these favorable trends to continue indefinitely and some, including each trend specified in the preceding paragraph, have begun to reverse. Eventually, a strengthening of the U.S. economy and job growth, coupled with government programs designed to keep home owners in their homes or other factors, may contribute to a stabilization or reversal of the current trend that favors renting rather than homeownership. In addition, we expect that as investors like us increasingly seek to capitalize on opportunities to purchase undervalued housing assets and convert them to productive uses, the supply of single-family rental properties available for purchase will decrease and the competition for residents may intensify. A softening of the rental market in our target areas would reduce our rental income and profitability.

Our revenue and expenses are not directly correlated, and because a large percentage of our costs and expenses are fixed, we may not be able to adapt our cost structure to offset declines in our revenue.

Many of the expenses associated with our business, such as acquisition costs, renovation and maintenance costs, real estate taxes, homeowners' association ("HOA") fees, personal and property taxes, insurance, utilities, personnel costs and benefits, and other general corporate expenses are fixed and do not necessarily decrease with a reduction in revenue from our business. Our assets are also prone to depreciation and will require a significant amount of ongoing capital expenditures. Our expenses and ongoing capital expenditures will also be affected by inflationary increases and certain of our cost increases may exceed the rate of inflation. By contrast, as described above, our rental income will be affected by many factors beyond our control such as the availability of alternative rental housing and economic conditions in our target markets. In addition, state and local regulations may require us to maintain properties that we own, even if the cost of maintenance is greater than the value of the property or any potential benefit from renting the property. As a result, we may not be able to fully offset rising costs and capital spending by raising rents, which could have a material adverse effect on our results of operations and cash available for distribution.

Poor resident selection and defaults by renters may negatively affect our financial performance and reputation.
Our success depends in large part upon our ability to attract and retain qualified residents. This will depend, in turn, upon our ability to screen applicants, identify qualified residents, and avoid residents who may default. We may not successfully screen applicants, and as a result, we may rent to residents who default on our leases or fail to comply with the terms of the lease or HOA regulations, which may negatively affect our financial performance, reputation, and the quality and value of our properties. For example, residents may default on payment of rent, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, make use of our properties for illegal purposes, damage or make unauthorized structural changes to our properties which may not be fully covered by security deposits or insurance, refuse to leave the property when the lease is terminated, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors or eyesores, fail to comply with HOA regulations, sublet to less desirable individuals in violation of our leases, or permit unauthorized persons to live with them.

In the event of a resident default or bankruptcy, we may experience delays in enforcing our rights as landlord and obtaining possession of the premises and incur legal, maintenance, and other costs in protecting our investment. In addition, we will incur turnover costs associated with re-leasing the properties such as marketing and brokerage commissions, will not collect revenue while the property sits vacant, and may be unable to re-lease the property at the rental rate previously received.

Short-term leases of residential property may expose us to the effects of declining market rents.

Substantially all of our leases are of a duration of less than two years and are one year in the majority of cases. Because these leases permit the residents to leave at the end of the lease term without penalty, our rental revenues may be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves costs such as restoring the properties, marketing costs, and lower occupancy levels. Because we have a limited operating history, we cannot accurately predict our turnover rate or the associated costs we will incur. Moreover, we cannot assure you that our leases will be renewed on equal or better terms or at all. If our residents do not renew their leases or abandon their leases during the lease term, we may experience lower than expected occupancy rates and some homes may remain vacant for extended periods of time.  Extended vacancy terms may apply downward pressure to rental rates as we may accept rental rates below our targets in order to incentivize residents to choose our homes or prevent the value of our homes from becoming impaired as a result of extended vacancy periods.  If either of our occupancy rates or rental rates decreases, our ability to generate positive cash flows may be negatively affected.

We face significant competition for acquisitions of our target properties, which may limit our strategic opportunities and increase the cost to acquire those properties.

We face significant competition for attractive acquisition opportunities in our target markets from other large real estate investors, some of which have greater financial resources and a lower cost of capital than we do. Several REITs and other funds have and continue to deploy, and others may deploy in the near future, significant amounts of capital to purchase single-family homes and may have investment objectives that overlap and compete with ours, including in our target markets. This activity has adversely impacted our level of purchases in certain of our target markets. If our business model or a similar model proves to be successful, we can expect competition to intensify significantly. As a result, the purchase price of potential acquisition properties may be significantly elevated, or we may be unable to acquire properties on desirable terms or at all.

We intend to continue to expand our scale of operations and make acquisitions even if the rental and housing markets are not as favorable as they have been in recent months, which could reduce our yield per share.

Our long-term growth depends on the availability of acquisition opportunities in our target markets at attractive prices. We believe various factors and market conditions have made homes available for purchase at prices that are below replacement cost. Housing prices have begun to increase, and we expect that in the future they will continue to stabilize and return to more normalized levels, and therefore future acquisitions may be more costly. There are many factors that may cause a recovery in the housing market that would result in future acquisitions becoming more expensive and possibly less attractive than past and present opportunities, including:

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

Although we believe there will be benefits to increasing our scale of operations, our acquisition platform and property management operations represent a significant ongoing expense to us. These expenses include, among others, costs associated with establishing and maintaining fully staffed regional brokerage offices, inspections and due diligence, transaction costs, landlord-tenant and legal compliance, and renovating and marketing costs. In addition, we expect that recently acquired properties in the process of stabilization will be unproductive assets generating no revenue for up to six months after acquisition.

We have not adopted and do not expect to adopt a policy of making future acquisitions only if they are accretive to existing yields and distributable cash. We will continue to invest significant resources developing our property management platform and we plan to continue acquiring properties as long as we believe such properties offer an attractive total return opportunity through cash flow generation and asset appreciation. Accordingly, future acquisitions may have lower yield characteristics than our current portfolio and if such future acquisitions are funded through equity issuances, the yield and distributable cash per share will be reduced and the value of our common stock may decline.

We may not be able to effectively manage our growth, which requires significant resources, and failure to do so may have an adverse effect on our business and our financial results may be adversely affected.

We plan to continue to grow our own property portfolio and refine our operations. Our future operating results depend upon our ability to effectively manage this growth, which is dependent, in part, upon our ability to:

•	stabilize and manage an increasing number of properties and resident relationships while maintaining a high level of customer service and building and enhancing our brand;

•	identify and supervise suitable third parties and employees to provide services to our properties;

•	continue to improve our operational and financial controls and reporting procedures and systems; and

•	scale our technology and other infrastructure platforms to adequately service new properties.

We cannot assure you that we will be able to achieve these results or that we may otherwise be able to manage our growth effectively. Any failure to do so may have an adverse effect on our business and financial results.

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

The acquisition of single-family properties on a large scale requires significant capital. To date, our properties have been purchased and renovated with a mix of cash and debt financing under our revolving credit facility and securitization loan. We may be unable to leverage our assets or obtain additional financing to the extent desired. We may also choose to fund our growth by issuing additional equity, which may be dilutive to our stockholders.

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

Our revolving credit facility, securitization loan and any other debt we may incur in the future could expose us to additional risks, adversely affect our operating results, require us to sell properties, and adversely affect our ability to make or sustain distributions to our stockholders and the market price of our common stock.

Our financing strategy contemplates the use of secured or unsecured debt, including our revolving credit facility and securitization loan, to finance long-term growth. Our governing documents contain no limitations on the amount of debt that we may incur. As a result, we may incur substantial debt in the future.

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

If we are not able to generate sufficient cash flow to service our revolving credit facility, securitization loan and other current and future debt obligations, as well as satisfy the REIT distribution requirement, we may need to refinance our debt or raise additional equity. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancing, increases in interest expense could adversely affect our cash flows and, consequently, cash available for distribution to our stockholders. In addition, our revolving credit facility and securitization loan accrue interest at a varying rate based on LIBOR. To the extent this interest rate increases, the cost of our borrowings will increase as well. To the extent we are required to raise additional equity to satisfy such debt, existing stockholders would see their interests diluted. If we are unable to refinance our debt or raise additional equity on acceptable terms, we may be forced to dispose of substantial numbers of properties on disadvantageous terms, potentially resulting in losses.

Our current revolving credit facility and securitization loan requires us to comply with various financial tests, including those relating to total liquidity and net worth. Future debt agreements we may enter into may have similar or additional provisions. In the event that we are unable to satisfy these requirements or are unable to meet repayment obligations relating to our current and any future debt, we will risk losing some or all of our properties that may be pledged to secure our obligations to foreclosure or we may be forced to sell properties at a loss. In addition, our current revolving credit facility and securitization loan documents contain, and we expect future debt agreements will contain, events of default, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness and other events of default customary for these types of agreements. Because credit agreements typically contain cross-default provisions, a default that occurs under any one agreement could allow the lenders under our other agreements to also declare a default.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations and our ability to make distributions to stockholders.

In connection with our revolving credit facility and securitization loan, we have obtained interest rate caps, and subject to complying with the requirements for REIT qualification, we may obtain in the future one or more additional forms of interest rate protection—in the form of swap agreements, interest rate cap contracts or similar agreements—to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our investments at times which may not permit us to receive an attractive return on our investments in order to meet our debt service obligations.

Our dependence upon third parties for key services may harm our operating results or reputation if the third parties fail to perform.

We rely on local, third-party vendors and service providers, including third-party house renovation professionals, maintenance providers, leasing agents, and property management companies in situations where it is cost-effective to do so or if our internal staff is unable to perform these functions. For example, we currently use third-party property managers for approximately 20% of our current properties. We do not have exclusive or long-term contractual relationships with any of these third-party providers, and we can provide no assurance that we will have uninterrupted or unlimited access to their services. Furthermore, selecting, managing, and supervising these third-party service providers requires significant management resources and expertise. Poor performance by third-party service providers, especially those who interact with residents in our properties, will reflect poorly on us and could significantly damage our reputation among desirable residents. If we do not select, manage, and supervise appropriate third parties for these services, our brand and reputation and operating results may suffer. Moreover, notwithstanding our efforts to implement and enforce strong policies and practices regarding service providers, we may not successfully detect and prevent fraud, incompetence, or theft by our third-party service providers, which could expose us to material liability or responsibility for associated damages, fines, or penalties.

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

The pace of residential foreclosures is unpredictable and subject to numerous factors. In recent periods there has been a backlog of foreclosures due to a combination of volume constraints and legal actions, including those brought by the U.S. Department of Justice ("DOJ"), the Department of Housing and Urban Development ("HUD") and State Attorneys General against mortgage servicers alleging wrongful foreclosure practices. Financial institutions have also been subjected to regulatory restrictions and limitations on foreclosure activity by the Federal Deposit Insurance Corporation ("FDIC"). Legal claims brought or threatened by the DOJ, HUD and 49 State Attorneys General against the five largest residential mortgage servicers in the country were settled in 2012. As part of this approximately $25 billion settlement, a portion of the settlement funds will be directed to home owners seeking to avoid foreclosure through mortgage modifications, and servicers are required to adopt specified measures to reduce mortgage obligations in certain situations. It is expected that the settlement will help many home owners avoid foreclosures that would otherwise have occurred in the near term, and with lower monthly payments and mortgage debts, for years to come. It is also foreseeable that other residential mortgage servicing companies that were not among the five included in the initial $25 billion settlement will agree to similar settlements that will further reduce the supply of houses in the process of foreclosure. Further, foreclosed owners and their legal representatives, including some prominent and well-financed legal firms, have brought litigation questioning the validity and finality of foreclosures that have already occurred.

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

Our acquisition strategy predominately targets distressed single-family properties that often involve defaults by home owners on their home loan obligations. For multiple reasons, distressed properties may be in worse physical condition than other similar properties. When a homeowner falls behind on a mortgage, the homeowner may cease to maintain the property in good condition, may vandalize it, or may abandon the property altogether. Vacant and neglected homes are subject to increased risks of vandalism, theft, mold, infestation, general deterioration, illegal occupation, and other maintenance problems that may worsen without appropriate attention and remediation. We generally will not hire independent third-party home inspectors to inspect properties before purchase and will instead rely primarily on our acquisition personnel to conduct detailed interior visual inspections when possible. These factors could cause our renovation costs to significantly exceed estimates, which may adversely affect our operating results.

Certain of our older properties may contain lead-based paint, which we may be required to remove or could expose us to liability, either of which would adversely affect our operating results.

Approximately 39% of the properties we owned as of December 31, 2014 are over 30 years old, and those premises may contain lead-based paint. The existence of lead paint is especially a concern in residential units and can cause health problems, particularly for children. A structure built prior to 1978 may contain lead-based paint and may present a potential exposure to lead; however, structures built after 1978 are not likely to contain lead-based paint. Federal and state laws impose certain disclosure requirements and restrict and regulate renovation activities on housing built before 1978. Violation of these restrictions could result in fines or criminal liability, and we could be subject to liability arising from lawsuits alleging personal injury or related claims. Although we attempt to comply with all such regulations, we have not conducted tests on our properties to determine the presence of lead-based paint and we cannot guarantee that we will not incur any material liabilities as a result of the presence of lead paint in our properties.

A substantial portion of our properties are purchased at auction, where we generally are not able to conduct a thorough inspection before purchasing the properties, and we may not accurately assess the extent of renovations required.

More than 50% of our properties owned as of December 31, 2014 were purchased at auction and we may purchase properties at auction in the future. When we purchase properties at auction, we generally do not have the opportunity to conduct interior inspections and may not be able to access a property to conduct more than the most cursory of exterior inspections. These inspection processes may fail to reveal major defects associated with properties we acquire, which may result in renovation and maintenance costs and time frames that exceed our estimates and negatively affect our financial results and earnings.

Properties acquired through portfolio acquisitions may subject us to the risk of acquiring properties that do not fit our target investment criteria and may be costly or time consuming to divest, which may adversely affect our operating results.

We have acquired and expect to continue to acquire properties purchased as portfolios from other owners of single-family properties, including in the Portfolio Acquisition. To the extent the management and leasing of such properties has not been consistent with our property management and leasing standards, we may be subject to a variety of risks, including risks relating to the condition of the properties, the credit quality and employment stability of the residents, and compliance with applicable laws, among others. In addition, financial and other information provided to us regarding such portfolios during our due diligence may be inaccurate, and we may not discover such inaccuracies until it is too late to seek remedies against such sellers. To the extent we timely pursue such remedies, we may not be able to successfully prevail against the seller in an action seeking damages for such inaccuracies. If we conclude that certain properties purchased in portfolio acquisitions do not fit our target investment criteria, we may decide to sell, rather than renovate and rent, these properties, which could take an extended period of time and may not result in a sale at an attractive price.

The intended benefits of the Portfolio Acquisition may not be realized, which could have a negative impact on our results of operations, financial conditions, the market price of our common stock, and our distributions to our stockholders.
We may be subject to additional risks and may not be able to achieve the anticipated benefits of the Portfolio Acquisition if the transaction is consummated. Upon completion of the Portfolio Acquisition, we will need to integrate the properties and other assets we acquire in the transaction with our existing operations. The Portfolio Acquisition represents the largest acquisition of a property portfolio by us other than our initial portfolio acquisition in connection with our formation in December 2012. We may not be able to accomplish the integration of the properties from the Portfolio Acquisition smoothly, successfully or within the anticipated costs. The diversion of our management’s attention from our current business operations to integration efforts and any difficulties encountered could prevent us from realizing the full benefits anticipated to result from the Portfolio Acquisition and could adversely affect our business and the price of our common stock. Also, we will acquire assets in connection with the Portfolio Acquisition on an "as is" basis with most representations of the seller surviving after the closing of the Portfolio Acquisition for a limited period of time and subject to a liability cap, which limits our future recourse against the seller for breaches of representations, which in turn may expose us to unexpected material losses or expenses in the future.
Additional risks that we could face as a result of the Portfolio Acquisition include, among others:

•	inability to maintain consistent standards, controls, policies and procedures, or realize the anticipated benefits of the acquisition within the anticipated timeframe or at all;

•	inability to effectively monitor and manage our expanded portfolio of properties, retain key employees or attract highly qualified new employees;

•	projections of estimated future revenues, capital expenditures, cost savings or operating metrics that we develop during the due diligence and integration planning process might be inaccurate;

•	the value of acquired assets may decline;

•	unanticipated issues, expenses and liabilities and exposure to any undisclosed or unknown potential liabilities relating to the properties to be acquired; and

•	potential underinsured losses on the properties to be acquired.

We cannot assure you that we would be able to integrate the Portfolio Acquisition without encountering difficulties or that any such difficulties will not have a material adverse effect on us. Failure to realize the intended benefits of the Portfolio Acquisition could have a material adverse effect on our results of operations, financial condition, the market price of our common stock and our distributions to our stockholders.
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

Our properties have infrastructure and appliances of varying ages and conditions. Consequently, we expect that we will routinely retain independent contractors and trade professionals to perform physical repair work, and we will be exposed to all of the risks inherent in property renovation, including potential cost overruns, increases in labor and materials costs, delays by contractors in completing work, delays in the timing of receiving necessary work permits, certificates of occupancy, and poor workmanship. Although we do not expect that renovation difficulties on any individual property will be significant to our overall results, if our assumptions regarding the costs or timing of renovation across our portfolio prove to be materially inaccurate, our operating results and ability to make distributions to our stockholders may be adversely affected.

We may be subject to unknown or contingent liabilities or restrictions related to properties that we acquire for which we may have limited or no recourse.

Assets and entities that we have acquired or may acquire in the future may be subject to unknown or contingent liabilities for which we may have limited or no recourse against the sellers. Unknown or contingent liabilities might include liabilities for or with respect to liens attached to properties, unpaid real estate tax, utilities, or HOA charges for which a subsequent owner remains liable, clean-up or remediation of environmental conditions or code violations, claims of customers, vendors, or other persons dealing with the acquired entities, and tax liabilities. Purchases of single-family properties acquired at auction, in short sales, from lenders, or in portfolio purchases typically involve few or no representations or warranties with respect to the properties and may allow us limited or no recourse against the sellers. Such properties also often have unpaid tax, utility, and HOA liabilities for which we may be obligated but fail to anticipate. As a result, the total amount of costs and expenses that we may incur with respect to liabilities associated with acquired properties and entities may exceed our expectations, which may adversely affect our operating results and financial condition.

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

Our portfolio consists of properties that are geographically concentrated in Arizona, California, Florida, Georgia, Nevada, North Carolina, Ohio, and Texas. As of December 31, 2014, approximately 51% of our properties were concentrated in only three markets — Phoenix, Atlanta, and Tampa. As such, we are susceptible to local economic conditions, other regulations, the supply of and demand for single-family rental properties, and natural disasters in these areas. If there is a downturn in the local economies, an oversupply of or decrease in demand for single-family rental properties in these markets or natural disasters in these geographical areas, our business could be materially adversely affected to a greater extent than if we owned a real estate portfolio that was more geographically diversified. We base an important part of our business plan on our belief that property values and operating fundamentals for single-family properties in most of our markets will improve significantly over the next several years. However, most of our markets experienced substantial economic downturns in recent years and could experience similar or worse economic downturns in the future. We can provide no assurance as to the extent property values and operating fundamentals in these markets will improve, if at all. If these markets experience economic downturn in the future, the value of our properties could decline and our ability to execute our business plan may be adversely affected, which could adversely affect our financial condition, operating results and ability to make distributions to our stockholders.

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

Our title to a property, especially those acquired at auction, may be challenged for a variety of reasons including allegations of defects in the foreclosure process. Title insurance may not prove adequate in these instances. We may continue to acquire a number of our homes on an “as is” basis at auctions or otherwise. When acquiring properties on an “as is” basis, title commitments are often not available prior to purchase, and title reports or title information may not reflect all senior liens, which may increase the possibility of acquiring houses outside predetermined acquisition and price parameters, purchasing residences with title defects and deed restrictions, HOA restrictions on leasing, or purchasing the wrong residence without the benefit of title insurance prior to closing. Although we use various policies, procedures, and practices to assess the state of title prior to purchase, there can be no assurance that these policies and procedures will be completely effective, which could lead to a material if not complete loss on our investment in such properties.

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

Governmental authorities may exercise eminent domain to acquire land on which our properties are built. Any such exercise of eminent domain would allow us to recover only the fair value of the affected property. Our acquisition strategy is premised on the concept that this “fair value” will be substantially less than the intrinsic value of the property for a number of years, and we could effectively have no profit potential from properties acquired by the government through eminent domain. Several cities are also exploring proposals to use eminent domain to acquire mortgages to assist homeowners to remain in their homes, potentially reducing the supply of single-family properties in our markets.

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

Each year, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting. We may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. In addition, any remediation efforts may not enable us to avoid a material weakness in the future. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), for so long as we take advantage of the exemptions contained in the JOBS Act. We will remain an “emerging growth company” for up to five years after our initial public offering, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 31. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, or operating.

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

We may have difficulty selling our real estate investments or may be restricted from selling property, and we may choose to use all or a portion of the net proceeds from a sale of property for other purposes rather than distribute such proceeds to our stockholders.

Real estate investments are relatively illiquid and, as a result, we may have a limited ability to sell our properties. When we sell any of our properties, we may recognize a loss on such sale. We may elect not to distribute any proceeds from the sale of properties to our stockholders. Instead, we may use such proceeds for other purposes, including:

•	purchasing additional properties;

•	repaying debt, if any;

•	buying out interests of any co-venturers or other partners in any joint venture in which we are a party;

•	creating working capital reserves; or

•	making repairs, maintenance or other capital improvements or expenditures to our remaining properties.

Our ability to sell our properties may also be limited by our need to avoid the 100% prohibited transactions tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property. In order to ensure that we avoid such characterization, we may be required to hold our properties for a minimum period of time and comply with certain other requirements in the Code or dispose of our properties through a taxable REIT subsidiary (“TRS”).

Risks Related to the Real Estate Industry

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

The U.S. government, through the Federal Reserve, the FHA and the FDIC, has implemented a number of programs designed to provide home owners with assistance in avoiding residential mortgage loan foreclosures, including the Home Affordable Modification Program, which seeks to provide relief to home owners whose mortgages are in or may be subject to foreclosure, and the Home Affordable Refinance Program, which allows certain borrowers who are underwater on their mortgage but current on their mortgage payments to refinance their loans. Several states, including states in which our current target markets are located, have adopted or are considering similar legislation. These programs and other loss mitigation programs may involve, among other things, the modification or refinancing of mortgage loans or providing home owners with additional relief from loan foreclosures. Such loan modifications and other measures are intended and designed to lead to fewer foreclosures, which will decrease the supply of properties that meet our investment criteria.

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

Additionally, as of the closing of the Internalization, Pine River and Provident received an aggregate of 2,231,511 common units of our Operating Partnership, representing approximately 6.1% of our outstanding common shares as of December 31, 2014 (or 5.7% of fully-diluted shares as of December 31, 2014 assuming issuance and redemption for common shares of the 2,231,511 common units to be received by the Pine River and Provident in the Internalization). These common units (or shares issued on redemption thereof) are subject to a one-year lock-up period, subject to certain exceptions. Following expiration of the lock-up and the filing and effectiveness of a resale registration statement covering the shares that may be issued upon a redemption of common units, these shares will be freely transferable without restriction. The market price of our common stock may decline significantly when the restrictions on resale by Pine River and Provident lapse, especially if either or both were to sell a significant portion of their common stock within a short timeframe. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for our common stock.

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

We cannot assure stockholders that the market price of our common stock will not fluctuate or decline significantly in the future, including as a result of factors unrelated to our operating performance or prospects. Some of the factors that could negatively affect the market price or increase the volatility of our common stock include:

•	our actual or projected operating results, financial condition, cash flows and liquidity or changes in business strategy or prospects;

•	equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;

•	actual or anticipated accounting problems;

•	publication of research reports about us or the real estate industry;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions to or departures of our key personnel;

•	speculation in the press or investment community;

•	our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;

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

Certain provisions of the Maryland General Corporation Law ("MGCL") may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. We are subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting capital stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting capital stock, provided that our board of directors did not approve in advance the transaction by which the stockholders otherwise would have become an interested stockholder) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our board of directors and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding shares of our voting capital stock; and (2) two-thirds of the votes entitled to be cast by holders of voting capital stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super-majority vote requirements do not apply if our common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has by resolution exempted business combinations between us and any other person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person).

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

We established our initial tax basis in the assets received in connection with our formation and initial public offering in part by reference to the trading price of our common stock. The IRS could assert that our initial tax basis is less than the amount determined by us (or is a carryover basis). If the IRS were successful in sustaining such an assertion, this would result in decreased depreciation deductions and increased gain on any asset dispositions, and thus increased taxable income, as compared to the amounts we had originally calculated and reported. This could result in our being required to distribute additional amounts in order to maintain our REIT status and avoid corporate taxes and also could result in our owing interest and penalties.

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

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and we may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

The following table provides a summary of our portfolio of single-family properties as of December 31, 2014:

Market	Number of Properties (1)	Aggregate Cost Basis (2) (thousands)	Average Cost Basis Per Property (thousands)	Average Age (in years) (3)	Average Square Footage
Phoenix	1,424	$201,396	$141	25.2	1,636
Atlanta	1,125	141,425	126	17.5	1,983
Tampa	926	132,789	143	24.4	1,656
Dallas	494	64,934	131	22.1	1,616
Jacksonville	418	54,307	130	25.6	1,527
Northern CA (4)	384	72,514	189	45.4	1,401
Southeast FL (5)	367	69,249	189	42.0	1,499
Orlando	329	48,082	146	26.4	1,557
Las Vegas	291	41,294	142	17.7	1,717
Columbus	284	32,755	115	36.6	1,414
Charlotte	250	34,493	138	12.8	1,815
Tucson	209	17,313	83	41.0	1,330
Southern CA (6)	156	23,703	152	44.0	1,346
Houston	122	14,116	116	30.0	1,653
Totals	6,779	$948,370	$140	26.4	1,649
_______________

(1)	Total properties exclude properties held for sale or sold by our TRS and any properties previously acquired in purchases that have been subsequently rescinded or vacated.

(2)
Aggregate cost includes all capitalized costs, determined in accordance with GAAP, incurred through December 31, 2014 for the acquisition, stabilization, and significant post-stabilization renovation of properties, including land, building, possession costs, and renovation costs.  Aggregate cost includes $8.2 million in capital improvements, incurred from our formation through December 31, 2014, made to properties that had been previously renovated, but does not include accumulated depreciation.

(3)
As of December 31, 2014, approximately 13% of our properties were less than 10 years old, 29% were between 10 and 20 years old, 19% were between 20 and 30 years old, 18% were between 30 and 40 years old, 9% were between 40 and 50 years old, and 12% were more than 50 years old. Average age is an annual calculation.

(4)	Northern California market currently consists of Contra Costa, Napa, and Solano counties.

(5)	Southeast Florida market currently consists of Miami-Dade, Broward, and Palm Beach counties.

(6)	Southern California market currently consists of Riverside and San Bernardino counties.

The following table summarizes the leasing status of our properties as of December 31, 2014:

Market	Number of Properties	Number of Stabilized Properties (1)	Properties Leased	Properties Vacant	Aggregate Portfolio Occupancy Rate	Stabilized Occupancy Rate	Average Monthly Rent (2)	Average Remaining Lease Term (Months) (3)
Phoenix	1,424	1,424	1,341	83	94.2%	94.2%	$1,063	8.2
Atlanta	1,125	1,058	977	148	86.8%	92.3%	1,163	7.8
Tampa	926	926	858	68	92.7%	92.7%	1,280	6.7
Dallas	494	379	350	144	70.9%	92.3%	1,281	7.7
Jacksonville	418	301	266	152	63.6%	88.4%	1,105	8.7
Northern CA	384	384	371	13	96.6%	96.6%	1,514	5.2
Southeast FL	367	265	246	121	67.0%	92.8%	1,687	8.7
Orlando	329	281	278	51	84.5%	98.9%	1,224	7.1
Las Vegas	291	291	280	11	96.2%	96.2%	1,162	6.5
Columbus	284	284	271	13	95.4%	95.4%	1,040	8.1
Charlotte	250	144	124	126	49.6%	86.1%	1,189	5.7
Tucson	209	209	196	13	93.8%	93.8%	835	5.0
Southern CA	156	155	144	12	92.3%	92.9%	1,166	3.7
Houston	122	113	110	12	90.2%	97.3%	1,208	6.5
Totals	6,779	6,214	5,812	967	85.7%	93.5%	$1,194	7.3
_______________

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

(2)
Average monthly rent for leased properties was calculated as the average of the contracted monthly rent for all leased properties as of December 31, 2014 and reflects rent concessions amortized over the life of the related lease.

(3)	Average remaining lease term assumes a remaining term of 30 days for leases in month-to-month status.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NYSE under the symbol “SBY”.  Below is a summary of the high and low prices for our common stock for each quarterly period during calendar years ended December 31, 2014 and December 31, 2013, as reported on the NYSE:

Quarter Ended	High	Low
December 31, 2014	$17.10	$15.96
September 30, 2014	16.89	15.74
June 30, 2014	16.82	14.65
March 31, 2014	16.98	15.31
December 31, 2013	16.34	15.10
September 30, 2013	17.66	15.36
June 30, 2013	21.84	15.54
March 31, 2013	22.40	18.56

Holders

As of February 22, 2015, there were 191 registered holders and approximately 38,000 beneficial owners of our common stock.

Dividends

The following table presents cash dividends declared on our common stock during calendar years ended December 31, 2014 and December 31, 2013:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share
December 18, 2014	December 29, 2014	January 9, 2015	$0.06
September 4, 2014	September 22, 2014	October 3, 2014	0.04
June 19, 2014	June 30, 2014	July 11, 2014	0.03
March 13, 2014	March 24, 2014	April 4, 2014	0.03
December 19, 2013	December 30, 2013	January 10, 2014	0.01
September 19, 2013	October 1, 2013	October 11, 2013	0.01
June 20, 2013	July 1, 2013	July 12, 2013	0.01
March 21, 2013	April 1, 2013	April 12, 2013	0.01

We intend to make quarterly distributions to our common stockholders. U.S. federal income tax law requires that a REIT distribute annually at least 90% of its net taxable income, excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income, including capital gains.

Dividends and other distributions will be authorized by our board of directors in its sole discretion out of funds legally available therefor and will be dependent upon a number of factors, including actual results of operations, restrictions under Maryland law and our financial condition. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” including “Liquidity and Capital Resources,” of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends in 2015 and thereafter.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2014 with respect to shares of our common stock that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding stock awards	Weighted-average exercise price of outstanding stock awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	—	—	715,771
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	715,771

Unregistered Sales of Equity Securities

Pursuant to the Contribution Agreement, we acquired all economic interests in our Former Manager in exchange for aggregate consideration of 2,231,511 common units in the Operating Partnership. These common units are redeemable for cash or, at our election, a number of Silver Bay common shares on a one-for-one basis. Of this aggregate consideration, Pine River received 1,487,674 common units and Provident received 743,837 common units, which reflects the parties two-thirds and one-third ownership of our Former Manager prior to the Internalization. Each of Pine River and Provident has agreed not to sell or otherwise transfer the units or common shares issued upon redemption of such common units until 12 months following the closing of the Internalization, except for transfers to affiliates who also agree to be bound by such restrictions. Silver Bay has agreed to file a registration statement with the Securities and Exchange Commission to register the issuance or resale of the common shares issuable upon redemption of the common units. The initial issuance of the common units to Pine River and Provident was undertaken in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 1, 2013, our board of directors authorized a share repurchase program, which allowed us to repurchase up to 2,500,000 shares of our common stock. On November 25, 2014, our board of directors authorized an increase of 2,500,000 shares to the previously authorized share repurchase program for a total of 5,000,000 shares. Following is repurchase activity for the fourth quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2014 — October 31, 2014	357,953	$16.5038	357,953	492,104
November 1, 2014 — November 30, 2014	376,567	16.4471	376,567	2,615,537
December 1, 2014 — December 31, 2014 (3)	284,057	16.4552	278,444	2,337,093
Total	1,018,577	$16.4693	1,012,964	2,337,093
_______________

(1)	Includes commissions.

(2)	These shares were repurchased under the Company’s share repurchase program, which does not have an expiration date.

(3)	Includes 5,613 shares withheld to settle tax withholding obligations related to the vesting of restricted stock awards at a price of $16.30 per share.

Performance Graph

The following graph compares the stockholders’ cumulative total return, assuming $100 invested at December 14, 2012 (the first day of trading), with all reinvestment of dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard and Poor’s 500 Stock Index (“S&P 500”); and (iii) the stocks included in the MSCI REIT Index.

	Period Ending
Index	12/14/2012	12/31/2012	6/30/2013	12/31/2013	6/30/2014	12/31/2014
Silver Bay Realty Trust Corp.	$100.00	$103.23	$90.89	$87.87	$90.02	$91.89
S&P 500	$100.00	$100.97	$114.93	$133.67	$143.21	$151.97
MSCI REIT Index	$100.00	$103.02	$109.57	$105.56	$124.23	$137.64

Item 6.     Selected Financial Data.

Our selected financial data set forth below should be read in conjunction with our consolidated financial statements and the accompanying notes included under Item 8 of this Annual Report on Form 10-K.

On September 30, 2014, we closed the Internalization. Following such transaction, we no longer incur advisory management fees to our Former Manager and now incur certain expenses, classified as general and administrative, which were previously borne by our Former Manager for the compensation of our Chief Executive Officer and personnel providing data analytics directly supporting the investment function and certain other costs.

Our 2012 consolidated financial results include the results of our Predecessor since it commenced formal operations and the results of the Provident Entities since December 19, 2012, the date we acquired those entities. As a consequence, our financial results for 2012 are not indicative of future performance as they largely reflect the operations of our Predecessor, which began formal operations in February 2012 when it began acquiring single-family properties, and includes only 12 days of results for the more stabilized portfolio of the Provident entities.

	At or for the Years Ended December 31,
(in thousands, except per share and property count data)	2014	2013	2012
Statement of Operations and Comprehensive Loss Data:
Total Revenue	$77,930	$49,593	$3,616
Expenses:
Property operating and maintenance	17,274	12,472	1,868
Real estate taxes	11,042	6,893	1,273
Homeowners’ association fees	1,260	1,129	391
Property management	9,678	11,991	459
Depreciation and amortization	25,623	20,235	2,106
Advisory management fee - affiliates	6,621	9,775	2,159
Management internalization	39,373	—	—
General and administrative	11,079	7,453	881
Interest Expense	12,066	2,911	—
Other	611	1,284	—
Net loss	$(56,697)	$(24,550)	$(5,521)

Per Common Share and Share Information:
Net loss attributable to common shares - basic and diluted (1)	$(1.49)	$(0.63)	$(0.04)
Weighted average common shares outstanding	38,119,971	39,073,994	37,328,213
Dividends declared per common share	$0.16	$0.04	$—

Balance Sheet Data:
Investments in real estate, net	$905,220	$757,407	$418,693
Cash and cash equivalents	49,854	43,717	228,139
Escrow deposits	20,211	24,461	19,727
Total assets	1,002,380	846,078	677,302
Securitization loan	310,665	—	—
Revolving credit facility	67,096	164,825	—
Total liabilities	400,485	187,118	16,889
10% cumulative redeemable preferred stock	1,000	1,000	1,000
Total equity	600,895	657,960	659,413

Other Data:
Non-GAAP Financial Measures:
Net operating income ("NOI") (2)	$39,709	$19,872	$(365)
NOI as a percentage of total revenue	51%	40%	(10)%
Funds from operations ("FFO") (3)	(30,517)	(3,637)	(3,415)
Core FFO (3)	13,565	(905)	(3,377)
FFO per share	(0.79)	(0.10)	(0.09)
Core FFO per share	0.35	(0.03)	(0.09)
Weighted average common shares and units outstanding	38,688,548	39,101,378	37,355,672
Aggregate Portfolio Data:
Total properties owned	6,779	5,642	3,405
Leased properties	5,812	4,973	1,705
Aggregate occupancy percentage	86%	88%	50%
Average monthly rent per leased property	$1,194	$1,160	$1,148
Stabilized Property Data (4):
Stabilized properties owned	6,214	5,365	1,815
Occupancy percentage	94%	93%	94%
_______________

(1)
We calculated the 2012 loss per share only for the period our common stock was outstanding during the year, referred to as the post-formation period.  Prior to our initial public offering and Formation Transactions, we did not have any publicly issued common stock.  The Formation Transactions closed on December 19, 2012, therefore we have defined the post-formation period to be the date of the Formation Transactions through December 31, 2012, or 12 days of activity.

(2)
We define net operating income as total revenue less property operating and maintenance, real estate taxes, homeowners’ association fees, property management expenses, and certain other non-cash or unrelated non-operating expenses. NOI excludes depreciation and amortization, advisory management fees, management internalization, general and administrative expenses, interest expense, and other expenses. Additionally, NOI excludes costs incurred on market ready properties prior to their initial lease, the 5% property management fee payable prior to the Internalization because it more closely represents additional advisory management fee, non-cash share based property management stock compensation, expensed acquisition fees and costs, and certain other property management costs.

NOI is a non-GAAP financial measure that we consider to be meaningful when considered with the financial statements determined in accordance with U.S. GAAP. We believe NOI is helpful to investors in understanding the core performance of our real estate operations. NOI should not be considered an alternative to net loss or net cash flows from operating activities, as determined in accordance with GAAP, as indications of our performance or as measures of liquidity. Although the Company uses this non-GAAP measure for comparability in assessing its performance against other REITs, not all REITs compute this non-GAAP measure in the same manner. Accordingly, there can be no assurance that our basis for computing this non-GAAP measure is comparable with that of other REITs.

A reconciliation of NOI to net loss as determined in accordance with GAAP is located in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net Operating Income,” in this Annual Report on Form 10-K.

(3)
Funds From Operations is a non-GAAP financial measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss), computed in accordance with GAAP, excluding gains or losses from sales of, and impairment losses recognized with respect to, depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated on the same basis to determine FFO.

Core FFO is a non-GAAP financial measure that we use as a supplemental measure of our performance. We believe that Core FFO is further helpful to investors as it provides a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We adjust FFO for expensed acquisition fees and costs, certain fees and expenses related to our Securitization Transaction, total non-cash share based stock compensation, costs associated with the Internalization, non-cash expenses associated with our commitment reduction and pay-down of the revolving credit facility, and certain other costs to arrive at Core FFO.

FFO and Core FFO should not be considered alternatives to net income (loss) or net cash flows from operating activities, as determined in accordance with GAAP, as indications of our performance or as measures of liquidity. These non-GAAP measures are not necessarily indicative of cash available to fund future cash needs. In addition, although we use these non-GAAP measures for comparability in assessing our performance against other REITs, not all REITs compute these non-GAAP measures in the same manner. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs. This is due in part to the differences in capitalization policies used by different companies and the significant effect these capitalization policies have on FFO and Core FFO. Real estate costs which are accounted for as capital improvements are added to the carrying value of the property and depreciated over time, whereas real estate costs that are expenses are accounted for as a current period expense. This affects FFO and Core FFO because costs that are accounted for as expenses reduce FFO and Core FFO. Conversely, real estate costs associated with assets that are capitalized and then subsequently depreciated are excluded from the calculation of FFO and Core FFO.

FFO and Core FFO are calculated on a gross basis and as such, do not reflect adjustments for the noncontrolling interests - Operating Partnership.

A reconciliation of FFO and Core FFO to net loss as determined in accordance with GAAP is located in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds From Operations and Core Funds From Operations,” in this Annual Report on Form 10-K.

(4)
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

Overview

We are an internally-managed Maryland corporation focused on the acquisition, renovation, leasing, and management of single-family properties in select markets in the United States. Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We generate virtually all of our revenue by leasing our portfolio of single-family properties. As of December 31, 2014, we owned 6,779 single-family properties in Arizona, California, Florida, Georgia, Nevada, North Carolina, Ohio, and Texas, excluding properties held for sale, and had 79 properties under contract.

Through September 30, 2014, we were externally managed by PRCM Real Estate Advisers LLC (our "Former Manager"). During this time, we relied on our Former Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business as we had no employees of our own. On September 30, 2014, we closed the previously announced transaction to internalize our management (the "Internalization") and now own all material assets and intellectual property rights of our Former Manager previously used in the conduct of its business and continue to be managed by officers and employees who worked for our Former Manager and became our employees as a result of the Internalization.

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

Silver Bay Realty Trust Corp. was incorporated in Maryland in June 2012. Silver Bay Realty Trust Corp. conducts its business and owns all of its properties through Silver Bay Operating Partnership L.P. (the "Operating Partnership"), a Delaware limited partnership. Silver Bay Realty Trust Corp.’s wholly owned subsidiary, Silver Bay Management LLC (the "General Partner") is the sole general partner of the Operating Partnership. Silver Bay Realty Trust Corp. has no material assets or liabilities other than its investment in the Operating Partnership. As of December 31, 2014, Silver Bay Realty Trust Corp. owned, through a combination of direct and indirect interests, 94.3% of the partnership interests in the Operating Partnership. Except as otherwise required by the context, references to the “Company,” “Silver Bay,” “we,” “us” and “our” refer collectively to Silver Bay Realty Trust Corp., the Operating Partnership and the direct and indirect subsidiaries of each.

Management Internalization Transaction

On September 30, 2014, we closed the Internalization after receiving the required stockholder approval for the transaction. The Internalization was completed under the terms of a contribution agreement (the “Contribution Agreement”) among Silver Bay, Pine River Domestic Management L.P. ("Pine River"), Provident Real Estate Advisors LLC ("Provident"), our Former Manager, and the Operating Partnership, pursuant to which we acquired our Former Manager in exchange for 2,231,511 common units of the Operating Partnership. These common units are redeemable for cash or, at our election, a number of our common shares on a one-for-one basis. We incurred $39.4 million of expenses in the third and fourth quarters of 2014 in connection with the Internalization. These costs primarily relate to the issuance of common units at $36.2 million, and to a lesser extent, certain transaction fees and expenses and the assumption of certain liabilities in connection with the transaction.

The Contribution Agreement included a net worth adjustment, payable in cash, in the event that the closing net worth of our Former Manager was greater or less than $0 after making an adjustment to exclude any liabilities for accrued bonus compensation payable to our Chief Executive Officer and personnel providing data analytics directly supporting our investment function. We settled this net worth adjustment on September 30, 2014 based upon estimated amounts. The net worth adjustment was finalized in the fourth quarter of 2014 through a de minimis payment.

Our Former Manager received management fees and expense reimbursement under the advisory management agreement and property management and acquisition services agreement through September 30, 2014.

Highlights of 2014

•	In September 2014, we closed the Internalization, in exchange for 2,231,511 common units of the Operating Partnership with a fair value of $36.2 million.

•	In August 2014, we completed a securitization transaction in which we sold $312.7 million of certificates, with a blended effective interest rate of LIBOR plus 1.92%.

•
We grew Funds From Operations ("FFO") from $1.5 million, or $0.03 per share, in the fourth quarter of 2013 to $4.3 million, or $0.12 per share, in the fourth quarter of 2014. Core Funds From Operations ("Core FFO") grew from $2.0 million, or $0.05 per share, in the fourth quarter of 2013 to $4.9 million, or $0.13 per share, in the fourth quarter of 2014.

•	In 2014, we expanded our portfolio by 1,137 properties, increasing our gross investment in real estate by $172.1 million to $948.4 million.

•
In 2014, we internalized certain third-party property managers, resulting in the growth of our internal property management platform, as a percentage of all properties owned, from 50.9% at December 31, 2013 to 72.5% at December 31, 2014.

•	In 2014, we grew the dividend on our common stock from $0.01 per share declared in December 2013 to $0.06 per share declared in December 2014.

•	At December 31, 2014, we had cash and cash equivalents of $49.9 million and $132.9 million available under our revolving credit facility.

Property Portfolio

Our investments in real estate consist of single-family properties in select markets. As of December 31, 2014, we owned 6,779 single-family properties, excluding properties held for sale, in the following markets:

Market	Number of Properties (1)	Aggregate Cost Basis (2) (thousands)	Average Cost Basis Per Property (thousands)	Average Age (in years) (3)	Average Square Footage
Phoenix	1,424	$201,396	$141	25.2	1,636
Atlanta	1,125	141,425	126	17.5	1,983
Tampa	926	132,789	143	24.4	1,656
Dallas	494	64,934	131	22.1	1,616
Jacksonville	418	54,307	130	25.6	1,527
Northern CA (4)	384	72,514	189	45.4	1,401
Southeast FL (5)	367	69,249	189	42.0	1,499
Orlando	329	48,082	146	26.4	1,557
Las Vegas	291	41,294	142	17.7	1,717
Columbus	284	32,755	115	36.6	1,414
Charlotte	250	34,493	138	12.8	1,815
Tucson	209	17,313	83	41.0	1,330
Southern CA (6)	156	23,703	152	44.0	1,346
Houston	122	14,116	116	30.0	1,653
Totals	6,779	$948,370	$140	26.4	1,649
_______________

(1)	Total properties exclude properties held for sale or sold by our TRS and any properties previously acquired in purchases that have been subsequently rescinded or vacated.

(2)
Aggregate cost includes all capitalized costs, determined in accordance with GAAP, incurred through December 31, 2014 for the acquisition, stabilization, and significant post-stabilization renovation of properties, including land, building, possession costs and renovation costs.  Aggregate cost includes $8.2 million in capital improvements, incurred from our formation through December 31, 2014, made to properties that had been previously renovated, but does not include accumulated depreciation.

(3)
As of December 31, 2014, approximately 13% of our properties were less than 10 years old, 29% were between 10 and 20 years old, 19% were between 20 and 30 years old, 18% were between 30 and 40 years old, 9% were between 40 and 50 years old, and 12% were more than 50 years old. Average age is an annual calculation.

(4)	Northern California market currently consists of Contra Costa, Napa and Solano counties.

(5)	Southeast Florida market currently consists of Miami-Dade, Broward and Palm Beach counties.

(6)	Southern California market currently consists of Riverside and San Bernardino counties.

Factors likely to affect Silver Bay Results of Operations

Our results of operations and financial condition will be affected by numerous factors, many of which are beyond our control. The key factors we expect to impact our results of operations and financial condition include our pace and costs of acquisitions, the time and costs required to stabilize a newly-acquired property and convert the same to rental use, the age of our properties, rental rates, the varying costs of internal and external property management, seasonality, occupancy levels, rates of resident turnover, home price appreciation, changes in homeownership rates, changes in homeowners’ association fees and real estate taxes, our expense ratios and our capital structure. Certain of these factors are described in greater detail below.

Industry and Market Outlook

The housing market environment in our markets remains attractive for single-family property acquisitions and rentals. Acquisition pricing in certain of our markets remains attractive and demand for housing is growing or remains strong. At the same time, we continue to face competition for new properties and residents from local operators and institutional managers.

Housing prices across all of our core markets have appreciated over the past year. Despite these gains, we believe housing in certain of our markets continues to provide attractive acquisition opportunities and remains inexpensive relative to replacement cost and affordability metrics.

MSA Home Price Appreciation (“HPA”)(1)
Source: CoreLogic as of December 2014

Market	HPA (Peak to Trough) (2)	HPA (Peak to Current)	HPA (prior 12 months)	HPA (Prior 3 months)
Phoenix, AZ	-53%	-30%	3%	0%
Tucson, AZ	-42%	-32%	1%	-1%
Northern CA (3)	-58%	-33%	10%	1%
Southern CA (4)	-53%	-31%	7%	0%
Jacksonville, FL	-40%	-28%	3%	-2%
Orlando, FL	-55%	-37%	4%	0%
Southeast FL (5)	-53%	-35%	5%	1%
Tampa, FL	-48%	-34%	5%	0%
Atlanta, GA	-34%	-9%	6%	-1%
Charlotte, NC	-17%	3%	4%	0%
Las Vegas, NV	-60%	-38%	6%	1%
Columbus, OH	-18%	-3%	6%	-2%
Dallas, TX	-14%	10%	9%	1%
Houston, TX	-13%	15%	10%	1%
National	-32%	-13%	5%	0%
_______________

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

On the demand side, we anticipate continued strong rental demand for single-family homes. While new building activity has increased, it remains below historical averages and we believe substantial under-investment in residential housing over the past seven years will create upward pressure on home prices and rents as demand exceeds supply. We expect this will take time and will be uneven across markets, but we believe pricing will revert to replacement cost over time, which would be favorable to our total return profile.

Acquisitions

Our ability to identify and acquire single-family properties that meet our investment criteria will be affected by home prices in our markets, the inventory of properties available through our acquisition channels, competition for our target assets, and our capital available for investment. We acquired 1,154 properties in 2014 and 460 properties at an average purchase price of $123,000 in the fourth quarter of 2014. As of December 31, 2014, for properties acquired through individual broker transactions which involve submitting a purchase offer, we had offers accepted to purchase 79 additional properties for an aggregate amount of $11.5 million.

The following is a summary of our acquisition activity by quarter for the year ended December 31, 2014:

Quarter Ended,	Acquired properties (1)
March 31, 2014	110
June 30, 2014	244
September 30, 2014	340
December 31, 2014	460
Total	1,154
_______________

(1)
Our acquisitions in 2014 were primarily sourced through brokers, which refers to a purchase of a single property directly from the owner, including REO, short sales, and properties listed on a multiple listing service.

We entered into the Purchase Agreement on February 18, 2015 to acquire a portfolio of properties owned and operated by TAH for approximately $263.0 million in cash. The Portfolio Acquisition involves the acquisition of approximately 2,460 homes primarily located in Atlanta, Charlotte, Tampa and Orlando. The Portfolio Acquisition remains subject to the satisfaction of conditions to close and is targeted to close on April 1, 2015 though that date may be extended as provided in the Purchase Agreement. There can be no guarantee that we will close on all or even a portion of the properties in the Portfolio Acquisition. For additional information, see our Current Report on Form 8-K filed on February 24, 2015.
Stabilization, Renovation, and Leasing

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

We stabilized 289 and 852 properties in the three and twelve months ended December 31, 2014, respectively. Of the properties that were both purchased and stabilized in 2014 (of which there were 592) the average time to stabilization was 87 days, the average time from acquisition to completion of renovation was 50 days and the average time from the completion of renovation until the lease effective date was 43 days. For all properties stabilized in 2014, the average time to stabilization was 144 days, the average time from acquisition to completion of renovation was 99 days and the average time from the completion of renovation until the lease effective date was 54 days. The improvement in stabilization times for those properties acquired in 2014 versus all properties stabilized in 2014, regardless of when purchased, is a function of our 2014 renovation and leasing activity largely matching our acquisition activity. Historically, our acquisition activity outpaced our renovation and leasing activity during our ramp-up, which led to us stabilizing longer held properties, many of which had increased renovation needs or longer times to possession as a result of evictions or challenges to our auction purchases. The sum of the average time from acquisition to completion of renovation and the average time from completion of renovation to lease may not equal the related average time to stabilization for various reasons, including, for example, when properties are stabilized as a result of being renovated for 90 days because the days from acquisition to lease will exceed the days to stabilization for such properties.

The following table summarizes the leasing status of our properties as of December 31, 2014:

Market	Number of Properties	Number of Stabilized Properties	Properties Leased	Properties Vacant	Aggregate Portfolio Occupancy Rate	Stabilized Occupancy Rate	Average Monthly Rent (1)	Average Remaining Lease Term (Months) (2)
Phoenix	1,424	1,424	1,341	83	94.2%	94.2%	$1,063	8.2
Atlanta	1,125	1,058	977	148	86.8%	92.3%	1,163	7.8
Tampa	926	926	858	68	92.7%	92.7%	1,280	6.7
Dallas	494	379	350	144	70.9%	92.3%	1,281	7.7
Jacksonville	418	301	266	152	63.6%	88.4%	1,105	8.7
Northern CA	384	384	371	13	96.6%	96.6%	1,514	5.2
Southeast FL	367	265	246	121	67.0%	92.8%	1,687	8.7
Orlando	329	281	278	51	84.5%	98.9%	1,224	7.1
Las Vegas	291	291	280	11	96.2%	96.2%	1,162	6.5
Columbus	284	284	271	13	95.4%	95.4%	1,040	8.1
Charlotte	250	144	124	126	49.6%	86.1%	1,189	5.7
Tucson	209	209	196	13	93.8%	93.8%	835	5.0
Southern CA	156	155	144	12	92.3%	92.9%	1,166	3.7
Houston	122	113	110	12	90.2%	97.3%	1,208	6.5
Totals	6,779	6,214	5,812	967	85.7%	93.5%	$1,194	7.3
_______________

(1)
Average monthly rent for leased properties was calculated as the average of the contracted monthly rent for all leased properties as of December 31, 2014 and reflects rent concessions amortized over the life of the related lease.

(2)	Average remaining lease term assumes a remaining term of 30 days for leases in month-to-month status.

Stabilized occupancy increased to 93.5% as of December 31, 2014 as compared to 92.7% as of December 31, 2013, primarily as a result of favorable leasing activity in our Columbus and Atlanta markets.

In the quarter ended December 31, 2014, 410 properties turned over. This turnover number includes move-outs, evictions and lease breaks on our stabilized portfolio but excludes evictions of unauthorized residents at time of acquisition. Quarterly turnover for the three months ended December 31, 2014 was 6.6%. Quarterly turnover represents the number of properties turned over in the period divided by the number of properties in stabilized status at period-end (i.e. 6,214 properties as of December 31, 2014). The total number of properties with lease expirations in the three months ended December 31, 2014 was 1,414, including properties with month-to-month occupancy in the period. Of these properties, 276 properties turned over (implying a 19.5% turnover rate).

The following is a summary of our turnover percentage by quarter for the year ended December 31, 2014:

Quarter Ended	Turnover (1)
March 31, 2014	6.6%
June 30, 2014	8.1%
September 30, 2014	8.9%
December 31, 2014	6.6%
Total	30.2%
_______________

(1)	Quarterly turnover percentage represents the number of properties turned over in each respective period divided by the number of properties in stabilized status as of each respective period-end.

Results of Operations

Comparisons to 2012 presented in our financial statements are not representative of a full year of operating activity and are not generally meaningful as our Predecessor did not have substantial operations in 2012. Additionally, our 2012 results included revenue and expenses related to properties owned by the Provident Entities for only 12 days of activity, from December 19, 2012, the date of the Formation Transactions (refer to Note 3 of the consolidated financial statements), through year-end.

The following are our results of operations for the years ended December 31, 2014, 2013 and 2012:

Income Statement Data	Year Ended December 31,
(amounts in thousands)	2014	% of Revenue	2013	% of Revenue	2012	% of Revenue
Revenue:
Total revenue	$77,930	100.0%	$49,593	100.0%	$3,616	100.0%

Expenses:
Property operating and maintenance	17,274	22.2%	12,472	25.1%	1,868	51.7%
Real estate taxes	11,042	14.2%	6,893	13.9%	1,273	35.2%
Homeowners’ association fees	1,260	1.6%	1,129	2.3%	391	10.8%
Property management	9,678	12.4%	11,991	24.2%	459	12.7%
Depreciation and amortization	25,623	32.9%	20,235	40.8%	2,106	58.2%
Advisory management fee - affiliates	6,621	8.5%	9,775	19.7%	2,159	59.7%
Management internalization	39,373	50.5%	—	—%	—	—%
General and administrative	11,079	14.2%	7,453	15.0%	881	24.4%
Interest expense	12,066	15.5%	2,911	5.9%	—	—%
Other	611	0.8%	1,284	2.6%	—	—%
Total expenses	134,627		74,143		9,137
Net loss	$(56,697)		$(24,550)		$(5,521)

Comparison of the Year Ended December 31, 2014 and the Year Ended December 31, 2013

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

Total revenue increased $28.3 million, or 57.1%, in 2014 over the prior year.  This increase was due primarily to the increase in the number of properties leased and secondarily to the increase in average monthly rent at December 31, 2014, as compared to the prior year end.  We owned 5,812 leased properties as of December 31, 2014 as compared to 4,973 as of December 31, 2013.  We achieved an average monthly rent for leased properties in our portfolio of $1,194 as of December 31, 2014 as compared to $1,160 as of December 31, 2013.

Expenses

Property Operating and Maintenance.  Property operating and maintenance expenses increased $4.8 million, or 38.5%, in 2014 over the prior year.  Included in property operating and maintenance expenses are property insurance, bad debt, utilities and landscape maintenance on market ready properties not leased, repairs and maintenance, and expenses associated with resident turnover.  The increase in these expenses from the prior year was due primarily to increased turnover, repair and maintenance and property insurance costs. The increase in turnover costs is attributable to a higher aggregate number of turnovers experienced in our leased portfolio in 2014 resulting from the increased number of leased properties compared to 2013. The increase in repair and maintenance and property insurance costs is primarily attributable to the increase in the number of properties owned and in-service in 2014 as compared to the prior year and to a lesser extent to an increase in coverage of our property insurance required under our securitization loan.

Real Estate Taxes.  Real estate taxes are expensed once a property is placed in service.  Real estate taxes increased $4.1 million, or 60.2%, in 2014 over the prior year. The increase in real estate taxes was attributable to the significant increase in the number of properties owned and in-service in 2014 as compared to 2013, and increased property tax rates driven, in part, by appreciation of the property values of our homes in certain markets.

Property Management. We utilize a hybrid approach for property management. As of December 31, 2014, we used internal teams in Phoenix, Atlanta, Southeast Florida, Columbus, Tampa (effective July 2014), Southern California (effective August 2014), Charlotte (effective October 2014) and Northern California (effective December 2014), which represents 72.5% of our portfolio. We used third-party property managers in our other markets. Prior to the Internalization, rather than compensating our Former Manager’s operating subsidiary with commissions or fees based on rental income, we reimbursed all costs and expenses of our Former Manager’s operating subsidiary incurred on our behalf. In addition to these costs, we paid a property management fee to our Former Manager’s operating subsidiary equal to 5% of certain compensation and overhead costs incurred as a result of providing services to us, which reduced the advisory management fee paid to our Former Manager by the same amount. Following the Internalization, we incur all property management costs directly. Third-party property management arrangements include fees based on a percentage of rental income and other fees collected from our residents and, in some cases, fees for renovation oversight and leasing activities. Beginning in the fourth quarter of 2014, certain personnel related costs previously classified in property management are classified in general and administrative, due to changes in the management structure resulting from the Internalization.

Property management expenses decreased $2.3 million, or 19.3%, in 2014 compared to the prior year, due to decreases in certain personnel related costs and software implementation costs. The decrease in certain personnel related costs from the prior year was partially attributable to the prospective classification of certain costs in general and administrative beginning in the fourth quarter of 2014 as described above. We incurred $675,000 in such reclassified costs in the fourth quarter of 2014.

Depreciation and Amortization.  Depreciation and amortization includes depreciation on real estate assets placed in-service and amortization of deferred lease fees and in-place leases.  Depreciation and amortization increased $5.4 million, or 26.6%, in 2014 compared to the prior year, primarily as a result of an increase in the number of properties being depreciated in 2014 compared to 2013. The sequential year increase was partially offset by a decrease in amortization of in-place leases, as the Provident in-place leases acquired in our Formation Transactions were substantially amortized as of December 31, 2013. Amortization expense for the Provident in-place leases was $29,000 and $2.0 million for 2014 and 2013, respectively.

Advisory Management Fee.  Prior to the Internalization, we relied on our Former Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business because we had no employees of our own. Under the previous arrangement, we paid our Former Manager a quarterly advisory management fee equal to 0.375% (a 1.5% annual rate) of our average fully diluted market capitalization during the preceding quarter, less the 5% property management fee paid to our Former Manager’s operating subsidiary. Beginning in the fourth quarter of 2014, we no longer incur the advisory management fee and, as described below, general and administrative expenses will increase related to certain personnel expenses and certain other expenses previously borne by our Former Manager.

Advisory management fees decreased $3.2 million, or 32.3%, in 2014 compared to 2013, primarily due to the Internalization at the end of the third quarter of 2014, and secondarily due to a decrease in our average stock price and reduction in the average number of shares outstanding in 2014.

Management Internalization. We incurred $39.4 million of expenses during 2014 in connection with the Internalization. These costs primarily relate to the issuance of 2,231,511 common units of the Operating Partnership at $36.2 million, and to a lesser extent, certain transaction fees and expenses and the assumption of certain liabilities in connection with the transaction.

General and Administrative.  General and administrative expenses include those costs related to being a public company, costs incurred under the advisory management agreement with our Former Manager through the date of Internalization on September 30, 2014, certain personnel costs we now incur directly following the Internalization and other expenses associated with our corporate and administrative functions. Under the advisory management agreement, we paid all costs and expenses of our Former Manager incurred in the operation of its business, including all compensation costs (other than for our Chief Executive Officer and personnel providing data analytics directly supporting the investment function). As described above, beginning in the fourth quarter of 2014, general and administrative expense includes certain amounts previously borne by our Former Manager for the compensation of our Chief Executive Officer, personnel providing data analytics directly supporting the investment function and certain other costs, in addition to personnel and operational costs previously classified as property management.

General and administrative expense increased $3.6 million, or 48.7%, in 2014 compared to the prior year, which was primarily attributable to increased personnel and related costs for the reasons described above, non-capitalizable costs related to our securitization transaction for personnel and other matters, and a one-time expense of $775,000 incurred in the second quarter of 2014 to acquire our third-party property manager in the Tampa market.

Interest Expense. Interest expense includes interest incurred on the outstanding balance of our debt, an unused line fee on the undrawn amount of the revolving credit facility, and amortization of deferred financing fees, net of certain amounts capitalized for properties undergoing renovation activities.  Interest expense increased $9.2 million, or three-fold, in 2014 compared to the prior year, which was primarily attributable to a higher average outstanding balance of debt in 2014, as compared to 2013, and amortization of additional financing fees incurred in the securitization transaction. In addition, in the third quarter of 2014 we incurred certain charges associated with the commitment reduction and pay-down of our revolving credit facility, including a $1.1 million write-off of deferred financing fees and a $480,000 reclassification from accumulated other comprehensive income due to ineffectiveness in the associated interest rate cap agreements.

Comparison of the Year Ended December 31, 2013 and the Year Ended December 31, 2012

Revenue

Total revenue for 2013 increased $46.0 million over the prior year. This increase was due primarily to the increase in the number of properties leased at December 31, 2013, as compared to the prior year end. We owned 4,973 leased properties as of December 31, 2013 as compared to 1,705 leased properties as of December 31, 2012.

Expenses

Property Operating and Maintenance. Property operating and maintenance expenses increased $10.6 million in the year ended December 31, 2013, over the prior year, which was attributable to the significant increase in the number of properties owned as of December 31, 2013 as compared to the prior year, as well as the full year of recognition of expenses on properties acquired from the Provident Entities.

Real Estate Taxes. Real estate taxes increased $5.6 million in the year ended December 31, 2013 over the prior year, which was primarily attributable to the increase in the number of properties owned and in-service in 2013 compared to 2012.

Property Management. Property management expense increased $11.5 million in the year ended December 31, 2013 over the prior year due to the growth in our property management platform, inclusive of personnel, system, and office costs, as well as higher fees to third-party property managers corresponding with the increase in leased properties.

Depreciation and Amortization. Depreciation and amortization increased $18.1 million in 2013, as compared to 2012, primarily as a result of the increased number of properties placed in service and amortization of the Provident in-place leases acquired in our Formation Transactions.

Advisory Management Fee. During 2013, we expensed $9.8 million in advisory management fees, net of the 5% property management fee. This included $1.3 million and $3.7 million, respectively, in advisory management fees to the prior members of the Provident Entities and Two Harbors, as additional consideration, and $4.8 million in advisory management fees to our Former Manager.

Prior to the Formation Transactions, advisory management fees incurred by our Predecessor were allocated from Two Harbors to our Predecessor based on 1.5% of contributed capital on an annualized basis and were not generally comparable to the advisory management fees incurred by us in 2013. During 2012, we incurred $2.2 million in advisory management fees, of which $1.8 million was incurred prior to our Formation Transactions and $360,000 was incurred under the new agreement. Of the $360,000 incurred under the new agreement, $49,000 and $136,000 was owed to the prior members of the Provident Entities and Two Harbors, respectively, and $175,000 was due to our Former Manager.

General and Administrative Expense. General and administrative expense increased $6.6 million in 2013 over 2012 as a result of increased reimbursement obligations to our Former Manager for compensation and other expenses in addition to increased public company expenses and professional fees. Prior to our Formation Transactions, Two Harbors allocated certain direct general and administrative expenses (primarily professional fees and travel costs) to us. General and administrative expenses incurred by our Predecessor prior to our Formation Transactions are not generally comparable to those we incurred in 2013.

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

Capitalized Costs

We capitalize certain costs incurred in connection with successful property acquisitions and associated stabilization activities, including tangible property improvements and replacements of existing property components. Included in these capitalized costs are personnel costs associated with time spent by certain personnel in connection with the planning, execution and oversight of all capital additions activities at the property level as well as third party acquisition agreement fees. Indirect costs are allocations of certain department costs, including personnel costs that directly relate to capital additions activities. We also capitalize property taxes, homeowners’ association dues, interest and property insurance during periods in which property stabilization is in progress. We charge to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance, resident turnover costs and general and administrative expenses.

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

Income Taxes

Our financial results are generally not expected to reflect provisions for current or deferred income taxes, except for those taxable benefits or provisions recognized by our taxable REIT subsidiary or by Silver Bay Property Corp. prior to Internalization. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be realized.  A valuation allowance is provided if we believe it is more likely than not that all or some portion of our deferred tax assets will not be realized.  Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change judgment about the ability to realize the related deferred tax asset is included in the provision when such changes occur.

We plan to operate in a manner that will allow us to qualify for taxation as a REIT. As a result of our expected REIT qualification, we do not generally expect to pay U.S. federal corporate level taxes. Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to U.S. federal, state and local income taxes on REIT taxable income. Refer to Note 4 of the consolidated financial statements for further description of our income taxes.

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (the "JOBS Act"), we meet the definition of an “emerging growth company.” We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. As a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, which amends the definition of a discontinued operation in Codification Topic Presentation of Financial Statements (“ASC 205”) to change the criteria for reporting discontinued operations and enhance disclosure requirements. Under ASU No. 2014-08, only disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results should be presented as discontinued operations. ASU No. 2014-08 is effective for interim or annual periods beginning on or after December 14, 2014, with early adoption permitted. We are currently assessing the impact, if any, the guidance will have upon adoption.

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

Our liquidity and capital resources as of December 31, 2014 consisted of cash of $49.9 million, escrow deposits of $20.2 million, and $132.9 million available under our revolving credit facility.  Escrow deposits primarily include refundable and non-refundable cash and earnest money on deposit with certain third party property managers for property purchases and renovation costs, earnest money deposits, and at times, monies held at certain municipalities for property purchases.  Escrow deposits also include cash held in reserve at financial institutions, as required by our debt agreements, of $11.1 million at December 31, 2014.  As of December 31, 2014, for properties acquired through individual broker transactions that involve submitting a purchase offer, we had offers accepted to purchase residential properties for an aggregate amount of $11.5 million; however, not all of these properties are certain to be acquired because properties may fall out of escrow through the closing process for various reasons.

We believe the cash flows from operations together with current cash and funds available under our revolving credit facility will be sufficient to fund the anticipated needs of our operations and fund any existing contractual obligations to purchase properties and renovate our portfolio of properties in 2015.  We may also opportunistically utilize the capital markets to raise additional capital, including through the issuance of debt and equity securities (including the issuance of common units in the Operating Partnership) and securitizations in the future, but there can be no assurance that we will be able to access adequate liquidity sources on favorable terms or at all.

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

The Securitization Loan does not contractually restrict our ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. The Securitization Loan documents require us to maintain certain covenants, including a minimum debt yield on the Securitization Properties, and contain customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, and cross-default with certain other indebtedness.

We used $235.2 million of the proceeds from the securitization to pay down the full balance of our revolving credit facility during the third quarter of 2014. Simultaneously, we reduced the size of our revolving credit facility from $350.0 million to $200.0 million (on January 16, 2014, the revolving credit facility was amended to increase the borrowing capacity from $200.0 million to $350.0 million). As a result, we wrote off $1.1 million of deferred financing fees and reclassed $480,000 from accumulated other comprehensive loss to interest expense due to hedge ineffectiveness in the associated credit facility interest rate cap agreements during the third quarter of 2014.

Revolving Credit Facility

Certain of our subsidiaries have a $200.0 million revolving credit facility with Bank of America, National Association and JPMorgan Chase Bank, National Association.  The revolving credit facility matures in May 2016 and bears interest at a varying rate of LIBOR, plus 3.50% subject to a LIBOR floor of 0.5%.

At December 31, 2014, there was $67.1 million outstanding under the facility and $132.9 million available for borrowing.  We are able to draw up to 55% of the aggregate value of the eligible properties in the borrowing subsidiaries’ portfolios based on the lesser of (a) the value of the properties or (b) the original purchase price plus certain renovation and other capitalized costs of the properties. Proceeds from the revolving credit facility may be used for the acquisition, financing, and renovation of properties, and other general purposes.

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

The revolving credit facility does not contractually restrict our ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. For example, in the final year of the revolving credit facility, all cash generated by the properties in the Pledged Subsidiaries must be used to pay down the principal amount outstanding under the revolving credit facility. As of December 31, 2014, there were 2,281 properties pledged in the revolving credit facility. The revolving credit facility documents require us to meet certain quarterly financial tests pertaining to total liquidity and net worth and contain customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness. We must maintain total liquidity of $25.0 million and a net worth of at least $125.0 million, as determined in accordance with our revolving credit facility, at all times.

On February 18, 2015, we amended and restated our revolving credit facility to increase its borrowing capacity to $400.0 million from $200.0 million. The amended credit facility bears interest at a varying rate of LIBOR plus 300 basis points and is not subject to a LIBOR floor.   The term on the amended revolving credit facility was extended to February 2018 and the advance rate for borrowings was increased to 65% from 55%. We intend to utilize the amended credit facility to fund the Portfolio Acquisition. The remaining proceeds will be used for working capital and other corporate purposes, including the acquisition, financing and renovation of properties.

Interest Rate Cap Agreements

We enter into interest rate cap agreements to manage interest rate risk associated with our variable rate debt. As of December 31, 2014, we had three interest rate cap agreements at LIBOR of 3.00% with an aggregate notional amount of $245.0 million to hedge interest rate risk associated with our revolving credit facility and one interest rate cap agreement at LIBOR of 3.1085% with a notional amount of $312.7 million to hedge interest rate risk associated with our Securitization Loan. All interest rate caps were initially designated as cash flow hedges, however, the three interest rate caps associated with the revolving credit facility were de-designated as cash flow hedges in the third quarter of 2014 in conjunction with the pay-down of the outstanding balance of such facility. In conjunction with the amendment to the revolving credit facility executed on February 18, 2015, we sold the existing interest rate cap agreements associated with such facility for an aggregate sales price of $4,000 and entered into a new interest rate cap agreement with a notional amount of $83.0 million, a LIBOR cap of 3.0% and a termination date of February 17, 2018, at a purchase price of $335,000.

On January 28, 2015, we entered into a forward-starting interest rate cap agreement associated with the Securitization Loan at a purchase price of $1.8 million. The new interest rate cap has an effective date of September 15, 2016, a termination date of September 15, 2019, a notional amount of $200.0 million and a LIBOR cap rate of 3.1085%. We designated the new interest rate cap as a cash flow hedge, as it is management's intent to exercise the renewal options of the Securitization Loan through the fully-extended maturity date in September 2019.

Operating Activities

Net cash provided by operating activities during 2014 was $8.7 million compared to net cash used by operating activities of $15.4 million during 2013 and $5.7 million during 2012.  Our operating cash flows during 2014 were driven by an increase in our portfolio of cash-generating properties. Our operating cash flows during 2013 and 2012 were affected by our costs exceeding revenues while our operations were in ramp-up and the commitment of certain funds to escrow deposits.

We maintain deferred tax assets related to activity in our TRS entities. We periodically review the recoverability of our deferred tax assets to determine whether such assets meet the “more-likely-than-not” recognition criteria.  As of December 31, 2014, we provided a full deferred tax asset valuation allowance of approximately $1.6 million against our deferred tax assets because we believe they do not currently meet the “more-likely-than-not” realizability test.  We will continue to review the recoverability of our deferred tax assets, and based on such periodic reviews, could change the valuation allowance related to our deferred tax assets in the future.

Investing Activities

Net cash used in investing activities during 2014 was $166.9 million and was primarily the result of us executing our acquisition and renovation strategies on newly acquired properties. We used $136.0 million for property acquisitions and another $37.8 million on capital improvements, of which $32.2 million was attributable to our initial renovation of properties, which includes properties purchased in a portfolio purchase that have been renovated for the first time, and $5.6 million was attributable to capital improvements made to properties that had been previously renovated.

The average renovation cost per property was approximately $28,000 or 25% of the purchase price for all properties placed in service since our Predecessor commenced operations through December 31, 2014, including properties acquired with an in-place lease but excluding properties acquired from the prior members of the Provident Entities. These renovation costs include capitalized expenditures for renovations, property taxes, homeowners' association dues, interest, property insurance, costs required to gain possession of the property and other capitalized expenditures until the property is ready for its intended use.

Cash used in investing activities in 2013 and 2012 was $350.9 million and $318.9 million, respectively, and was primarily the result of us executing our acquisition and renovation strategies on newly acquired properties. In 2013 and 2012, we used $265.8 million and $276.7 million, respectively, for property acquisitions. In 2013, we used another $102.1 million on capital improvements, of which $99.5 million was attributable to our initial renovation of properties and $2.6 million was attributable to capital improvements made to properties that had been previously renovated. In 2012, we used $30.5 million on capital improvements.

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

Financing Activities

Net cash provided by financing activities during 2014 was $164.3 million and was primarily attributable to proceeds from our Securitization Transaction of $311.2 million and $137.8 million in proceeds from our revolving credit facility, reduced by re-payments of our revolving credit facility of $235.5 million, repurchases of our common stock of $31.5 million, deferred financing costs of $12.3 million and dividends paid of $4.3 million. In addition to the pay-down of our revolving credit facility, we used the proceeds from our Securitization Transaction to repurchase common stock, invest in residential properties and for other general corporate purposes.

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

Cash provided by financing activities in 2012 was $552.5 million and was primarily attributable to the net proceeds from our initial public offering of $228.5 million and capital contributions of $324.0 million from our Predecessor as part of the Formation Transactions. We used these net proceeds from our offering and capital contributions to invest in residential properties and other general corporate purposes.

We have an obligation to pay dividends on our outstanding 10% cumulative redeemable preferred stock with a $1.0 million aggregate liquidation preference in preference to dividends paid on our common stock.  We declared $98,000 in preferred dividends during 2014.

We have elected to be treated as a REIT for U.S. federal income tax purposes.  As a REIT, under U.S. federal income tax law we are required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income. Subject to the requirements of the Maryland General Corporation Law, we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our board of directors, which in the aggregate approximately equal our REIT taxable income in the relevant year.  On December 18, 2014, our board of directors declared $2.2 million in common stock dividends and $134,000 in distributions on the common units, which were paid on January 9, 2015.

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

Aggregate Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from certain contractual obligations, as of December 31, 2014:

(in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Purchase obligations (1)	$11,513	$11,513	$—	$—	$—
Long-term debt obligations (2)	415,400	10,411	81,667	323,322	—
Operating lease obligations (3)	2,363	615	675	463	610
Total	$429,276	$22,539	$82,342	$323,785	$610
_______________

(1)
Reflects accepted offers on purchase contracts for properties acquired through individual broker transactions that involve submitting a purchase offer. Not all of these properties are certain to be acquired as properties may fall out of escrow through the closing process for various reasons.

(2)
Includes estimated interest payments on the respective debt based on amounts outstanding as of December 31, 2014 and rates in effect as of such date. The revolving credit facility has a maturity date of May 10, 2016. The Securitization Loan has an initial maturity date of September 9, 2016 and three, 12-month extension options resulting in a fully extended maturity date of September 9, 2019; this analysis assumes our exercise of the three extension options, which is management's intent.

(3)	Includes operating leases for corporate and market offices.

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

Net Operating Income

We define net operating income ("NOI") as total revenue less property operating and maintenance, real estate taxes, homeowners’ association fees, property management expenses, and certain other non-cash or unrelated non-operating expenses. NOI excludes depreciation and amortization, advisory management fees, management internalization, general and administrative expenses, interest expense, and other expenses. Additionally, NOI excludes costs incurred on market ready properties prior to their initial lease, the 5% property management fee payable prior to the Internalization because it more closely represents additional advisory management fee, non-cash share based property management stock compensation, expensed acquisition fees and costs, and certain other property management costs.

NOI is a non-GAAP financial measure that we consider to be meaningful when considered with the financial statements determined in accordance with U.S. GAAP. We believe NOI is helpful to investors in understanding the core performance of our real estate operations.

The following is a reconciliation of our NOI to net loss as determined in accordance with GAAP for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Net loss	$(56,697)	$(24,550)	$(5,521)
Depreciation and amortization	25,623	20,235	2,106
Advisory management fee - affiliates	6,621	9,775	2,159
Management internalization	39,373	—	—
General and administrative	11,079	7,453	881
Interest expense	12,066	2,911	—
Other	611	1,284	—
Property operating and maintenance add back:
Market ready costs prior to initial lease	278	—	—
Property management add backs:
5% property management fee	288	645	10
Acquisition fees and costs expensed	60	840	—
System implementation costs	139	971	—
Other	268	308	—
Total property management add backs	755	2,764	10
Net operating income	$39,709	$19,872	$(365)
Net operating income as a percentage of total revenue	51.0%	40.1%	(10.1)%

NOI should not be considered an alternative to net loss or net cash flows from operating activities, as determined in accordance with GAAP, as indications of our performance or as measures of liquidity. Although the Company uses this non-GAAP measure for comparability in assessing its performance against other REITs, not all REITs compute this non-
GAAP measure in the same manner. Accordingly, there can be no assurance that our basis for computing this non-GAAP measure is comparable with that of other REITs.

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

FFO and Core FFO should not be considered alternatives to net income (loss) or net cash flows from operating activities, as determined in accordance with GAAP, as indications of our performance or as measures of liquidity. These non-GAAP measures are not necessarily indicative of cash available to fund future cash needs. In addition, although we use these non-GAAP measures for comparability in assessing our performance against other REITs, not all REITs compute these non-GAAP measures in the same manner. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs. This is due in part to the differences in capitalization policies used by different companies and the significant effect these capitalization policies have on FFO and Core FFO. Real estate costs which are accounted for as capital improvements are added to the carrying value of the property and depreciated over time, whereas real estate costs that are expenses are accounted for as a current period expense. This affects FFO and Core FFO because costs that are accounted for as expenses reduce FFO and Core FFO. Conversely, real estate costs associated with assets that are capitalized and then subsequently depreciated are excluded from the calculation of FFO and Core FFO.

FFO and Core FFO are calculated on a gross basis and as such, do not reflect adjustments for the noncontrolling interests - Operating Partnership.

The following table sets forth a reconciliation of our net loss as determined in accordance with GAAP and our calculations of FFO and Core FFO for the years ended December 31, 2014, 2013 and 2012. Also presented is information regarding the weighted-average number of shares of our common stock and common units of the Operating Partnership outstanding used for the computation of FFO and Core FFO per share (amounts in thousands, except share and per-share amounts):

	Year Ended December 31,
	2014	2013	2012
Net loss (1)	$(56,697)	$(24,550)	$(5,521)
Depreciation and amortization	25,623	20,235	2,106
Other	557	678	—
Funds from operations	(30,517)	(3,637)	(3,415)

Adjustments:
Acquisition fees and costs expensed and other (2)	835	840	—
Securitization fees and costs expensed (3)	801	—	—
Non-cash stock compensation	1,002	921	38
Market ready costs prior to initial lease	278	—	—
System implementation costs	139	971	—
Management internalization (1)	39,373	—	—
Write-off of deferred financing fees	1,058	—	—
Ineffectiveness of interest rate cap agreements	480	—	—
Amortization of discount on securitization loan	116	—	—
Core funds from operations	$13,565	$(905)	$(3,377)

FFO	$(30,517)	$(3,637)	$(3,415)
Preferred stock distributions	(100)	(100)	(3)
FFO available to common shares and units	$(30,617)	$(3,737)	$(3,418)

Core FFO	$13,565	$(905)	$(3,377)
Preferred stock distributions	(100)	(100)	(3)
Core FFO available to common shares and units	$13,465	$(1,005)	$(3,380)

Weighted average common shares and units outstanding (4)	38,688,548	39,101,378	37,355,672
FFO per share	$(0.79)	$(0.10)	$(0.09)
Core FFO per share	$0.35	$(0.03)	$(0.09)
_______________

(1)
Includes cost to internalize our Former Manager of $39.4 million, primarily related to issuance of common units of the Operating Partnership and to a lesser extent, certain transaction costs and assumption of certain liabilities during the year ended December 31, 2014.

(2)	Includes a one-time expense of $775 in the year ended December 31, 2014 to acquire our third-party property manager in our Tampa market.

(3)	Represents non-capitalizable costs related to our Securitization Transaction for personnel and other matters.

(4)	Represents the weighted average of common shares and common units in the Operating Partnership outstanding for the periods presented.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Our future revenue, cash flows and fair values relevant to certain financial instruments are dependent upon prevailing market interest rates. Our Securitization Loan and revolving credit facility have variable rates of interest. We are therefore most vulnerable to changes in short-term LIBOR interest rates. On August 12, 2014, we completed a Securitization Transaction in which we received gross proceeds of $311.2 million, net of an original issue discount of $1.5 million (refer to Note 5 of the consolidated financial statements). The Securitization Loan has an initial term of two years, with three, 12-month extension options, resulting in a fully extended maturity date of September 9, 2019, and bears interest at a blended effective interest rate of LIBOR plus 1.92%, inclusive of the amortization of the original issue discount, plus monthly servicing fees of 0.1355%. In August 2014, we hedged our exposure to increases in the one-month LIBOR rate by entering into an interest rate cap agreement with a notional amount of $312.7 million, which caps the benchmark rate at 3.1085% on the Securitization Loan for the initial two-year term of the loan. We do not use derivatives for trading or speculative purposes.

We also maintain a $200.0 million revolving credit facility, which had an outstanding balance of $67.1 million at December 31, 2014. The revolving credit facility bears interest at a varying rate of LIBOR plus 3.50% subject to a LIBOR floor of 0.5%. We hedge our exposure to increases in the one-month LIBOR rate by entering into interest rate cap agreements, which cap the benchmark rate at 3.00% on the outstanding balance of the revolving credit facility. Refer to Note 5 of the consolidated financial statements for further details on the revolving credit facility and the associated interest rate caps.

The fair value of our financial instruments (including cash and cash equivalents, escrow deposits, resident prepaid rent and security deposits, resident rent receivable, accounts payable and accrued expenses) approximate their carrying values because of their short-term nature.  The fair value of our 10% cumulative redeemable preferred stock approximates its liquidation value.  The fair values of our revolving credit facility and Securitization Loan approximate fair value as the rates are consistent with those demanded in the market for facilities with similar risks and maturities.

At December 31, 2014, we had an outstanding balance on the revolving credit facility of $67.1 million and a balance subject to interest payments on the Securitization Loan of $312.1 million, which includes the discount.  If the one-month LIBOR rate of interest permanently increased to 0.5% (an increase of 33 basis points from the rate of 0.17% at December 31, 2014), the increase in interest payments on our debt would decrease future cash flows by approximately $1.0 million per annum.  The decrease to future earnings would be dependent on the capitalization of interest related to renovation activities, but would be expected to be less than $1.0 million per annum. These amounts were determined by considering the impact of hypothetical interest rates on our debt. This analysis does not consider the effects of the changes in overall economic activity that could exist in such an environment and assumes no changes in our financial structure.

We cannot predict with certainty the effect of adverse changes in interest rates on our Securitization Loan and revolving credit facility and, therefore, our exposure to market risk, nor can we provide any assurance that long-term debt will be available at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

Item 8.    Financial Statements and Supplementary Data.

SILVER BAY REALTY TRUST CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of Silver Bay Realty Trust Corp.

We have audited the accompanying consolidated balance sheets of Silver Bay Realty Trust Corp. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silver Bay Realty Trust Corp. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
February 26, 2015
Minneapolis, Minnesota

Silver Bay Realty Trust Corp.
Consolidated Balance Sheets
(amounts in thousands except share data)

	December 31, 2014	December 31, 2013
Assets
Investments in real estate:
Land	$167,780	$137,349
Building and improvements	780,590	638,955
	948,370	776,304
Accumulated depreciation	(43,150)	(18,897)
Investments in real estate, net	905,220	757,407

Assets held for sale	2,010	6,382
Cash and cash equivalents	49,854	43,717
Escrow deposits	20,211	24,461
Resident security deposits	8,595	6,848
In-place lease and deferred lease costs, net	688	749
Deferred financing costs, net	11,960	3,225
Other assets	3,842	3,289
Total assets	$1,002,380	$846,078

Liabilities and Equity
Liabilities:
Securitization loan, net of unamortized discount of $1,387	$310,665	$—
Revolving credit facility	67,096	164,825
Accounts payable and accrued expenses	13,090	6,072
Resident prepaid rent and security deposits	9,634	8,357
Amounts due to the former manager and affiliates	—	6,866
Amounts due to previous owners	—	998
Total liabilities	400,485	187,118

10% cumulative redeemable preferred stock, $0.01 par; 50,000,000 authorized, 1,000 issued and outstanding	1,000	1,000

Equity:
Stockholders’ equity:
Common stock $0.01 par; 450,000,000 shares authorized; 36,711,694 and 38,561,468, respectively, shares issued and outstanding	366	385
Additional paid-in capital	660,776	689,646
Accumulated other comprehensive loss	(86)	(276)
Cumulative deficit	(94,593)	(31,795)
Total stockholders’ equity	566,463	657,960
Noncontrolling interests - Operating Partnership	34,432	—
Total equity	600,895	657,960
Total liabilities and equity	$1,002,380	$846,078

See accompanying notes to the consolidated financial statements.

Silver Bay Realty Trust Corp.
Consolidated Statements of Operations and Comprehensive Loss
(amounts in thousands except share data)

	Year Ended December 31,
	2014	2013	2012
Revenue:
Rental income	$75,910	$47,953	$3,584
Other income	2,020	1,640	32
Total revenue	77,930	49,593	3,616

Expenses:
Property operating and maintenance	17,274	12,472	1,868
Real estate taxes	11,042	6,893	1,273
Homeowners’ association fees	1,260	1,129	391
Property management	9,678	11,991	459
Depreciation and amortization	25,623	20,235	2,106
Advisory management fee - affiliates	6,621	9,775	2,159
Management internalization	39,373	—	—
General and administrative	11,079	7,453	881
Interest expense	12,066	2,911	—
Other	611	1,284	—
Total expenses	134,627	74,143	9,137
Net loss	(56,697)	(24,550)	(5,521)

Net loss attributable to noncontrolling interests - Operating Partnership	143	17	4
Net loss attributable to controlling interests	(56,554)	(24,533)	(5,517)
Preferred stock distributions	(100)	(100)	(3)
Net loss attributable to common stockholders	$(56,654)	$(24,633)	$(5,520)

Loss per share - basic and diluted (Note 9):
Net loss attributable to common shares	$(1.49)	$(0.63)	$(0.04)
Weighted average common shares outstanding	38,119,971	39,073,994	37,328,213

Comprehensive Loss:
Net loss	$(56,697)	$(24,550)	$(5,521)
Other comprehensive loss:
Change in fair value of interest rate cap agreements	(291)	(276)	—
Losses reclassified into earnings from other comprehensive loss	481	—	—
Other comprehensive income (loss)	$190	$(276)	$—
Comprehensive loss	(56,507)	(24,826)	(5,521)
Less comprehensive loss attributable to noncontrolling interests - Operating Partnership	143	17	4
Comprehensive loss attributable to controlling interests	$(56,364)	$(24,809)	$(5,517)

See accompanying notes to the consolidated financial statements.

Silver Bay Realty Trust Corp.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2014, 2013 and 2012
(amounts in thousands except share data)

	Common Stock
	Shares	Par Value Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Cumulative Deficit	Total Stockholders’ Equity	Noncontrolling Interests - Operating Partnership	Parent Equity	Total Equity
Balance at January 1, 2012	—	$—	$—	$—	$(89)	$(89)	$—	$250	$161
Parent contributions through December 19, 2012	—	—	—	—	—	—	—	321,773	321,773
Net proceeds from Initial Public Offering	13,250,000	133	228,384	—	—	228,517	—	—	228,517
Formation Transactions	23,917,642	239	435,713	—	—	435,952	508	(322,023)	114,437
Non-cash equity awards	160,571	—	—	—	—	—	—	—	—
Other	—	—	49	—	—	49	—	—	49
Net loss	—	—	—	—	(5,520)	(5,520)	(4)	—	(5,524)
Balance at December 31, 2012	37,328,213	372	664,146	—	(5,609)	658,909	504	—	659,413
Net proceeds from sale of common stock	1,987,500	20	34,368	—	—	34,388	—	—	34,388
Non-cash equity awards, net	(23,351)	1	1,062	—	—	1,063	—	—	1,063
Repurchase and retirement of common stock	(758,353)	(8)	(11,752)	—	—	(11,760)	—	—	(11,760)
Dividends declared	—	—	—	—	(1,653)	(1,653)	—	—	(1,653)
Other	—	—	1,335	—	—	1,335	—	—	1,335
Net loss	—	—	—	—	(24,533)	(24,533)	(17)	—	(24,550)
Other comprehensive loss	—	—	—	(276)	—	(276)	—	—	(276)
Conversion of Operating Partnership units into common shares	27,459	—	487	—	—	487	(487)	—	—
Balance at December 31, 2013	38,561,468	385	689,646	(276)	(31,795)	657,960	—	—	657,960
Non-cash equity awards, net	68,062	—	1,002	—	—	1,002	—	—	1,002
Repurchase and retirement of common stock	(1,917,836)	(19)	(31,470)	—	—	(31,489)	—	—	(31,489)
Dividends declared	—	—	—	—	(6,244)	(6,244)	—	—	(6,244)
Net loss	—	—	—	—	(56,554)	(56,554)	(143)	—	(56,697)
Issuance of common Operating Partnership units in connection with management internalization	—	—	—	—	—	—	36,173	—	36,173
Other comprehensive loss	—	—	—	(291)	—	(291)	—	—	(291)
Losses reclassified into earnings from other comprehensive loss	—	—	—	481	—	481	—	—	481
Adjustment to noncontrolling interests - Operating Partnership	—	—	1,598	—	—	1,598	(1,598)	—	—
Balance at December 31, 2014	36,711,694	$366	$660,776	$(86)	$(94,593)	$566,463	$34,432	$—	$600,895

See accompanying notes to the consolidated financial statements.

Silver Bay Realty Trust Corp.
Consolidated Statements of Cash Flows
(amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities:
Net loss	$(56,697)	$(24,550)	$(5,521)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	25,623	20,235	2,106
Non-cash management internalization	36,173	—	—
Non-cash stock compensation	1,002	921	38
Losses reclassified into earnings from other comprehensive loss	481	—	—
Amortization and write-off of deferred financing costs	3,613	815	—
Amortization of discount on securitization loan	116	—	—
Bad debt expense	671	771	27
Other	666	678	—
Net change in assets and liabilities:
Decrease (increase) in escrow cash for operating activities	5,062	(16,111)	(7,318)
(Increase) decrease in deferred lease fees and other assets	(2,184)	779	(2,410)
Increase in accounts payable, accrued property expenses, and prepaid rent	1,799	1,150	3,669
(Decrease) increase in related party payables, net	(7,611)	(39)	3,693
Net cash provided (used) by operating activities	8,714	(15,351)	(5,716)

Cash Flows From Investing Activities:
Purchase of investments in real estate	(136,045)	(265,809)	(276,730)
Capital improvements of investments in real estate	(37,846)	(102,149)	(30,527)
Decrease (increase) in escrow cash for investing activities	(731)	11,377	(11,637)
Proceeds from sale of real estate	5,979	5,939	—
Cash acquired in management internalization	2,069	—	—
Other	(295)	(299)	—
Net cash used by investing activities	(166,869)	(350,941)	(318,894)

Cash Flows From Financing Activities:
Proceeds from securitization loan	311,164	—	—
Payments on securitization loan	(615)	—	—
Proceeds from revolving credit facility	137,779	164,825	—
Paydown of revolving credit facility	(235,508)	—	—
Deferred financing costs paid	(12,348)	(4,040)	—
Purchase of interest rate cap agreements	(393)	(533)	—
Repurchase of common stock	(31,489)	(11,639)	—
Dividends paid	(4,298)	(1,256)	—
Proceeds from issuance of common stock, net of offering costs	—	34,513	228,517
Capital contribution of parent, net	—	—	323,982
Net cash provided by financing activities	164,292	181,870	552,499

Net change in cash and cash equivalents	6,137	(184,422)	227,889
Cash and cash equivalents at beginning of year	43,717	228,139	250
Cash and cash equivalents at end of year	$49,854	$43,717	$228,139

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$7,690	$1,889	$—
Board of directors stock compensation	$—	$125	$—
Decrease in fair value of interest rate cap agreements	$291	$276	$—
Noncash investing and financing activities:
Common stock and unit dividends declared, but not paid	$2,331	$385	$—
Advisory management fee - additional basis	$—	$1,335	$49
Change in contingent consideration	$—	$388	$—
Capital improvements in accounts payable	$1,950	$1,630	$680
Conversion of Operating Partnership units into common shares	$—	$487	$—
Formation transactions	$—	$—	$126,083
Non-cash management internalization transaction:
Issuance of units to noncontrolling interests	$36,173	$—	$—
Other net liabilities acquired in management internalization	$(2,067)	$—	$—

 See accompanying notes to the consolidated financial statements.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

Note 1.   Organization and Operations

Silver Bay Realty Trust Corp. ("Silver Bay" or the "Company"), is a Maryland corporation that focuses on the acquisition, renovation, leasing, and management of single-family properties in select markets in the United States.

As of December 31, 2014, the Company owned 6,779 single-family properties, excluding assets held for sale, in Phoenix, AZ, Tucson, AZ, Northern California (currently consisting of Contra Costa, Napa, and Solano counties), Southern California (currently consisting of Riverside and San Bernardino counties), Jacksonville, FL, Orlando, FL, Southeast Florida (currently consisting of Miami-Dade, Broward and Palm Beach counties), Tampa, FL, Atlanta, GA, Charlotte, NC, Las Vegas, NV, Columbus, OH, Dallas, TX, and Houston, TX.

The Company is the continuation of the operations of Silver Bay Property Investment LLC (the "Predecessor"). At the time of its formation, the Predecessor was a wholly owned subsidiary of Two Harbors Investment Corp. ("Two Harbors"). The Predecessor began formal operations in February 2012, when it started acquiring single-family residential rental properties. The Company in its current form was created on December 19, 2012, through a series of formation transactions (the "Formation Transactions"), which included an initial public offering (the "Offering"), the contribution of equity interests in the Predecessor by Two Harbors, and the acquisition of entities (the "Provident Entities") managed by Provident Real Estate Advisors LLC ("Provident"), which owned 881 single-family properties.

In connection with its initial public offering (the "Offering") the Company restructured its ownership to conduct its business through a traditional umbrella partnership ("UPREIT structure") in which substantially all of its assets are held by, and its operations are conducted through, Silver Bay Operating Partnership L.P. (the "Operating Partnership"), a Delaware limited partnership. The Company's wholly owned subsidiary, Silver Bay Management LLC, is the sole general partner of the Operating Partnership. As of December 31, 2014, the Company owned, through a combination of direct and indirect interests, 94.3% of the partnership interests in the Operating Partnership.

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

Through September 30, 2014, the Company was externally managed by PRCM Real Estate Advisers LLC (the "Former Manager"). During this time, the Company relied on the Former Manager to provide or obtain on its behalf the personnel and services necessary for it to conduct its business as the Company had no employees of its own. On September 30, 2014, the Company closed a transaction to internalize its management (the "Internalization") and now owns all material assets and intellectual property rights of the Former Manager previously used in the conduct of its business and continues to be managed by officers and employees who worked for the Former Manager and who became employees of the Company as a result of the Internalization (see Note 10).

Note 2.   Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership. The Company consolidates real estate partnerships and other entities that are not variable interest entities ("VIE") when it owns, directly or indirectly, a majority voting interest in the entity or is otherwise able to control the entity.  All intercompany balances and transactions have been eliminated in consolidation.  The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP").

GAAP requires the Company to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of VIEs. A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The Company consolidates its investment in a VIE when it determines that it is its primary beneficiary. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affects the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary.

The Company identifies the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis. As of December 31, 2014 and December 31, 2013, respectively, the Company had no VIEs.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions regarding future events that may affect the reported amounts and disclosures in the financial statements.  The Company’s estimates are inherently subjective in nature and actual results could differ from these estimates.

Reclassifications

Certain reclassifications have been made to amounts in prior period financial statements to conform to current period presentation.  These reclassifications have not changed the previously reported results of operations or stockholders’ equity.

Investments in Real Estate

Operating real estate assets are stated at cost and consist of land, buildings and improvements, including other capitalizable costs incurred during their possession, renovation and acquisition. A property acquired not subject to an existing lease is treated as an asset acquisition and recorded at its purchase price, inclusive of acquisition costs, allocated between land and building based upon their relative fair values at the date of acquisition.  A property acquired with an existing lease is treated as a business combination under the guidance of Codification Topic, Business Combinations (“ASC 805”) and recorded at fair value (approximated by the purchase price), allocated to land, building and the existing lease based upon their fair values at the date of acquisition, with acquisition costs expensed as incurred.  Fair value is determined under the guidance of Codification Topic, Fair Value Measurements and Disclosures (“ASC 820”), primarily based on unobservable market data inputs, which are categorized as Level 3 valuations. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes its own market knowledge and published market data. The Company utilizes information obtained from county tax assessment records to develop regional averages to estimate the fair value of land and building. The estimated fair value of acquired in-place leases represents the costs the Company would have incurred to lease the property at the date of acquisition, based upon the market participant activity. In the years ended December 31, 2014 and 2013, respectively, the Company acquired 30 and 94 properties with in-place leases at an aggregate purchase price of $3,753 and $11,407 and allocated $295 and $291 to in-place lease, respectively.

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

The properties included in held for sale at December 31, 2014 and 2013, respectively, were not material.

For the years ended December 31, 2014 and 2013, the Company recognized $601 and $792, respectively, in impairment charges and $44 and $114, respectively, in net gain on sale of assets.  These costs are classified as other on the consolidated statements of operations and comprehensive loss.  The Company did not record impairment or dispose of assets during the year ended December 31, 2012.

Cash and Cash Equivalents

The Company maintains its cash, cash equivalents and escrow deposits at financial institutions. The combined account balances at one or more institutions typically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant, as the Company does not anticipate the financial institutions’ non-performance. As of December 31, 2014 and 2013, the Company did not have any cash equivalents.

Escrow Deposits

Escrow deposits include refundable and non-refundable cash and earnest money on deposit with certain third party property managers for property purchases and renovation costs, earnest money deposits, and, at times, monies held at certain municipalities for property purchases.  Escrow deposits also include cash held in reserve at financial institutions, as required by the Company's debt agreements described in Note 5.

Deferred Lease Costs, Net

Direct and incremental costs incurred by the Company to lease properties are capitalized and amortized over the life of the lease and reflected as deferred lease costs on the consolidated balance sheets.  Amortization of leasing costs is included in depreciation and amortization on the consolidated statements of operations and comprehensive loss.

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

At December 31, 2014 and 2013, the Company had $725 and $665 in gross rent receivables, respectively, and $107 and $228 in allowances for doubtful accounts, respectively, classified as other assets on the consolidated balance sheets.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

For the years ended December 31, 2014, 2013 and 2012, the Company recognized $671, $771 and $27 in bad debt expense, respectively, classified as property operating and maintenance on the consolidated statements of operations and comprehensive loss.

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

The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets and measures those instruments at fair value.  In addition, fair value adjustments will affect either accumulated other comprehensive loss (a component of stockholders’ equity) or net income (loss) depending on whether the derivative instruments qualify as a hedge for accounting purposes and, if so, the nature of the hedging activity.  The Company does not use derivatives for trading or speculative purposes.

Deferred Financing Costs, Net

Costs incurred in the placement of the Company’s debt are deferred and amortized, as a component of interest expense on the consolidated statements of operations and comprehensive loss, using the effective interest method, or alternative methods that approximate the effective interest method. The costs are amortized over the terms of the related debt, which, where applicable, reflect the intended exercise of renewal options.

Revenue Recognition

Rental income attributable to resident leases is recorded on a straight-line basis, which approximates the method of recording when due from residents and recognizing monthly as earned.  Rental income is presented net of sales tax on the consolidated statements of operations and comprehensive loss. Leases entered into between residents and the Company for the rental of property units are generally year-to-year and renewable upon consent of both parties on an annual or monthly basis.

We recognize other revenues such as pet fees, late fees, and application fee income when the related fees are earned and are realized or realizable.

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

Net income (loss) is allocated to common Operating Partnership unit holders based on their respective ownership percentage of the Operating Partnership.  Such ownership percentage is calculated by dividing the number of common Operating Partnership units held by the common Operating Partnership unit holders by the total Operating Partnership units held by the common Operating Partnership unit holders and the Company. Additional issuance or repurchase of shares of common stock or common Operating Partnership units changes the percentage ownership of both the noncontrolling interests

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

— common Operating Partnership unit holders and the Company. Due in part to the exchange rights (which provide for the redemption of common Operating Partnership units into shares for common stock on a one-for-one basis), such transactions and the proceeds or costs therefrom are treated as capital transactions and result in an allocation between stockholders’ equity and noncontrolling interests to account for the change in the respective percentage ownership of the underlying equity of the Operating Partnership.

At December 31, 2014 and 2013, the Company had 2,231,511 and zero common Operating Partnership units classified as noncontrolling interests, respectively.  As described in Note 10, the 2,231,511 common Operating Partnership units were issued on September 30, 2014 pursuant to the Internalization.

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

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and potential common shares outstanding during the years ended December 31, 2014 and 2013 and the period from December 19, 2012, the date of the Offering and Formation Transactions, through December 31, 2012.  For both basic and diluted per share calculations, potential common shares represent issued and unvested shares of restricted stock, which have full rights to the common stock dividend declarations of the Company. The common Operating Partnership units are excluded from the calculation of earnings (loss) per share as their inclusion would not be dilutive.

Equity Incentive Plan

The Company adopted an equity incentive plan which provides incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel of the Company. The plan permits the granting of stock options, restricted shares of common stock, restricted stock units, phantom shares, dividend equivalent rights, or other equity-based awards.  The equity incentive plan is administered by the compensation committee of the Company’s board of directors.  The cost of equity awards to independent directors is based on the price of the Company’s stock as of the date of grant, in accordance with Codification Topic Compensation - Stock Compensation (“ASC 718”).  Prior to the Internalization, the cost of equity awards to employees of the Former Manager and the Former Manager’s operating subsidiary were measured at each reporting date based on the price of the Company’s stock as of period end, in accordance with Codification Topic Equity (“ASC 505”). On the date of the Internalization, the employees of the Former Manager and the Former Manager's operating subsidiary became employees of the Company and the Company fixed the measurement of the awards to the respective employees to the stock price as of such date in accordance with ASC 718. The respective awards will not be subsequently remeasured and future awards to employees, subsequent to the Internalization, will be measured based on the price of the Company's stock as of the date of grant in accordance with ASC 718.  All equity awards are amortized ratably over the applicable service period.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code ("the Code") and the corresponding provisions of state law.  To qualify as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to stockholders (not including taxable income retained in its taxable subsidiaries) within the time frame set forth in the Code and the Company must also meet certain other requirements. In addition, because certain activities, if performed by the Company, may cause the Company to earn income which is not qualifying for the REIT gross income tests, the Company formed or acquired TRS entities, as defined in the Code, to engage in such activities.  These TRS activities are subject to both federal and state income taxes on any taxable income of such entities after consideration of any net operating losses, as well as any REIT taxable income not distributed to stockholders.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

The Company assesses its tax positions for all open tax years and determines whether the Company has any material unrecognized liabilities in accordance with Codification Topic Income Taxes (“ASC 740”). The Company records these liabilities to the extent the Company deems them more likely than not to be incurred. The Company classifies interest and penalties on material uncertain tax positions as interest expense and operating expense, respectively, on its consolidated statements of operations and comprehensive loss.

Deferred Tax Assets and Liabilities

Income recognition for GAAP and tax differ in certain respects. These differences often reflect differing accounting treatments for tax and GAAP, such as differing basis on capitalized assets, differing treatment for certain acquired assets and real estate asset impairments and the timing of expense recognition for certain accrued liabilities. Some of these differences are temporary in nature and create timing mismatches between when taxable income is earned and the tax is paid versus when the GAAP income is recognized and the tax provision is recorded. Some of these differences are permanent since certain income (or expense) may be recorded for tax but not for GAAP (or vice-versa).  One such significant permanent difference is the Company’s ability as a REIT to deduct dividends paid to stockholders as an expense for tax, but not for GAAP. The Company's deferred tax assets also include net operating losses generated or acquired.

As a result of these temporary differences, the Company’s TRS entities, may recognize taxable income in periods prior or subsequent to when it recognizes income for GAAP.  When this occurs, the TRS will pay or defer the tax liability and establish deferred tax assets or deferred tax liabilities, respectively, for GAAP.

As income previously taxed is subsequently realized in future periods under GAAP, the deferred tax asset is reversed and a tax expense is recognized. Alternatively, as income previously recognized for GAAP is subsequently realized in future periods for tax, the deferred tax liability is reversed and a tax benefit is recognized.  To date, the Company’s deferred tax assets and/or liabilities are generated solely by differences in GAAP and taxable income from our TRS entities.  GAAP and tax differences in the REIT may create additional deferred tax assets to the extent the Company does not distribute all of its taxable income.

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

Segment reporting

Under the provision of Codification Topic 280, Segment Reporting, the Company has determined that it has one reportable segment with activities related to leasing and operating single-family homes as rental properties.

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

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, which amends the definition of a discontinued operation in Codification Topic Presentation of Financial Statements (“ASC 205”) to change the criteria for reporting discontinued operations and enhance disclosure requirements. Under ASU No. 2014-08, only disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results should be presented as discontinued operations. ASU No. 2014-08 is effective for interim or annual periods beginning on or after December 14, 2014, with early adoption permitted. The Company is currently assessing the impact, if any, the guidance will have upon adoption.

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

Concurrently with the Offering, the Company also completed certain merger and formations transactions, which included the contribution of the ownership interest of the Predecessor by Two Harbors. For accounting purposes, the Predecessor was considered the acquiring or surviving entity, meaning the Silver Bay Property historical assets and liabilities included in the consolidated balance sheets are recorded at the Predecessor’s historical carryover cost basis. In consideration for the contribution, Two Harbors received 17,824,647 shares of the Company’s common stock, and 1,000 shares of 10% cumulative redeemable preferred stock with an aggregate liquidation preference of $1 per share.  On December 19, 2012, Two Harbors sold the 1,000 shares of 10% cumulative redeemable preferred stock to an unrelated third party.  On April 24, 2013, Two Harbors distributed by way of a special dividend all shares of the Company’s common stock to their stockholders on a pro rata basis.

The Company acquired the Provident Entities, which owned 881 single-family residential real properties, through a series of merger and contribution transactions, as part of the Formation Transactions.  The contribution of the Provident Entities was considered an acquisition for accounting purposes, resulting in the assets and liabilities of the Provident Entities being recorded at their fair value of $118,492.  In consideration for these transactions, the prior members of the Provident Entities’ received 6,092,995 shares of the newly formed entity’s common stock, valued at $18.50 per share, $5,263 in cash (a use of net proceeds from the Offering) and 27,459 common units in the Operating Partnership, valued at $18.50 per unit because the common units were redeemable for cash or, at the Company’s election, shares of Company common stock on a one-for-one basis, subject to applicable adjustments.  The allocations of the purchase price for the Provident Entities were made in accordance with the Company’s allocation policies. There was no allocation of fair value for above or below market in-place leases based on the short-term nature of the leases and stated rates approximating current rental rates.  As described in Note 8, on December 31, 2013, the Company redeemed the 27,459 common units in the Operating Partnership in exchange for an equal amount of shares of Company common stock.

Working capital adjustments related to the Formation Transactions had been finalized and paid prior to December 31, 2013 and, as such, there were no working capital payables or receivables in the consolidated balance sheets as of such date. In the fourth quarter of 2013, the Company made aggregate payments of $873 to the prior members of the Provident Entities to settle the working capital payable with said parties.

In addition, the Company was required to make payments of cash to both Two Harbors and the prior members of the Provident Entities as additional purchase price consideration in the Formation Transactions. The total amount to be paid to Two Harbors and prior members of the Provident Entities was equal to 50% of the advisory management fee payable to the Former Manager, as described in Note 10, during the first year after the Offering (before adjustment for any property management fees received by the Former Manager’s operating subsidiary), subject to an aggregate amount payable to Two Harbors of no more than $4,024.  These payments reduced the amount owed to the Former Manager on a dollar-for-dollar basis and thus had no net impact on expenditures of the Company. The amounts individually paid to Two Harbors and the prior members of the Provident Entities were based upon the relative values they each provided as part of the Formation Transactions, which were approximately 73.6% and 26.4%, respectively. The Company incurred $3,861 and $1,384, respectively, in additional purchase price consideration related to Two Harbors and the prior members of the Provident Entities in the one year period following the

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

date of the Formation Transactions. The component of the fee payable to the prior members of the Provident Entities has been recorded as additional basis to the single-family residential real properties acquired from the Provident Entities and recognized as additional paid-in capital. The final amounts due to Two Harbors and the prior members of the Provident Entities were $734 and $264, respectively, and were included on the consolidated balance sheets within amounts due to previous owners as of December 31, 2013.  The final cash payments were made in the first quarter of 2014. Refer to Note 10 for detail on the advisory management fees incurred by the Company during the years ended December 31, 2014, 2013 and 2012.

The following table summarizes the financial impact of the recording of the Formation Transactions as of December 19, 2012 (all of which are non-cash), exclusive of the Offering, and reflects the following adjustments:

•
The purchase of the Provident Entities for a purchase price $118,492 described above. The cash portion of the purchase price was included in amounts due to previous owners since it was paid with proceeds from the Offering.

•
The recording of initial working capital adjustments between Two Harbors and the prior members of the Provident Entities. The net settlement associated with Two Harbors was reflected as an adjustment to contributions from parent.

•
The reclassification of the Two Harbors’ equity into redeemable preferred stock and stockholders’ equity.  Because the Predecessor is reported at carryover basis, Two Harbors equity is reclassified at carryover basis of $322,112.

•	The additional cash payments due to both Two Harbors and the prior members of the Provident Entities were included in amounts due to previous owners.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

Assets
Investments in real estate:
Land	$24,454
Building and improvements	93,463
117,917
Escrow deposits	773
Resident security deposits	948
In-place lease and deferred lease costs, net	2,184
Other assets	4,261
Total assets	$126,083

Liabilities and Equity
Liabilities:
Accounts payable and accrued property expenses	$495
Resident prepaid rent and security deposits	980
Amounts due to the Former Manager and affiliates	244
Amounts due to previous owners	11,137
Total liabilities	12,856

10% cumulative redeemable preferred stock	1,000

Equity:
Stockholders’ equity:
Common stock $0.01 par	239
Additional paid-in capital	433,592
Total stockholders’ equity	433,831
Noncontrolling interests - Operating Partnership	508
Parent equity	(322,112)
Total equity	112,227
Total liabilities and equity	$126,083

Note 4.   Income Taxes

For the years ended December 31, 2014, 2013 and 2012, the Company believes that it qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, does not engage in prohibited transactions, and maintains its intended qualification as a REIT.  The majority of states also recognize the Company’s REIT status, and as such, the Company has generally only incurred certain state franchise taxes, which are classified as general and administrative in the consolidated statements of operations and comprehensive loss.  The TRS entities are subject to all applicable federal, state and local income, excise and franchise taxes.  The Company’s TRS entities file separate tax returns and are fully taxed as standalone U.S. corporations.  Certain activities the Company performs may produce income which will not be qualifying income for REIT purposes.  The Company has designated the TRS entities to engage in these activities to mitigate any negative impact on the Company’s REIT status.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

The following table summarizes the tax (benefit) provision recorded at the taxable subsidiary level for the years ended December 31, 2014 and 2013.  There was no income tax activity in 2012.

	Year Ended December 31,
	2014	2013
Current tax (benefit) provision:
Federal	$—	$—
State	—	—
Total current tax (benefit) provision	—	—
Deferred tax (benefit) expense (1)	(201)	(864)
Valuation allowance	201	864
Income tax (benefit) expense	$—	$—
_______________

(1)	In addition to the deferred tax benefit generated for the year ended December 31, 2014, the Company acquired $486 of deferred tax assets in connection with the Internalization transaction.

The following is a reconciliation of the Company’s statutory federal and state rates to the effective rates, for the years ended December 31, 2014 and 2013.  There was no income tax activity in 2012.

	Year Ended December 31,
	2014		2013
	Amount	Percent	Amount	Percent
Computed income tax expense at federal rate	$(19,277)	34.0%	$(8,346)	34.0%
State tax, net of federal benefit, if applicable	(21)	0.6%	(20)	0.6%
Permanent differences in taxable income from GAAP income	7	—%	—	—%
Valuation allowance	120	(3.3)%	110	(3.3)%
Tax at statutory rate on earnings not subject to federal income tax	19,171	(31.3)%	8,256	(31.3)%
Benefit from income taxes/effective tax rate	$—	—%	$—	—%

The Company’s consolidated balance sheets as of December 31, 2014 and 2013 contained the following current and deferred tax assets and liabilities, which are included in other assets and are recorded at the taxable subsidiary level.  There was no income tax activity in 2012.

	December 31, 2014	December 31, 2013
Current Tax
Federal income tax payable	$—	$—
Current income taxes receivable	—	—
State and local income tax payable	—	—
Current tax receivable (payable), net	—	—
Deferred tax assets (liabilities)
Deferred tax asset	$1,551	$864
Deferred tax liability	—	—
Deferred tax asset, net	1,551	864
Valuation allowance	(1,551)	(864)
Total tax asset and liabilities, net	$—	$—

The cost basis of land and depreciable property, net of accumulated depreciation, for federal income tax purposes as of December 31, 2014 and 2013 was $931,770 and $768,370, respectively (unaudited).

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

Deferred tax assets and liabilities applicable to the TRS entities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted. Similarly, deferred income tax assets and liabilities are recorded at the date of contribution to the TRS entities to reflect the tax benefit/detriment on the movement of assets from the non-taxed REIT to the taxable TRS entities.  The TRS entities deferred tax assets are generally the result of differences in cost basis from the dates of acquisition on capitalized assets, the timing of expense recognition for certain accrued liabilities, real estate asset impairments and net operating losses. In addition, during calendar year 2014, the Company recognized deferred tax assets assumed in the Internalization, which relate to net operating losses and differences in GAAP and tax treatment of assets acquired from the third-party property manager in Tampa (refer to Note 10 for descriptions of these transactions). As of December 31, 2014 and 2013, the TRS entities have recorded deferred tax assets of approximately $1,551 and $864, respectively, which are fully offset by valuation allowances due to the uncertainty in forecasting the TRS’ future taxable income.

The Company’s TRS entities have approximately $2,700 and $1,100, respectively, of net operating loss carry-forwards available as of December 31, 2014 and 2013 that will expire between December 31, 2032 and December 31, 2034.

Based on the Company’s evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements of a contingent tax liability for uncertain tax positions.  None of the Company’s consolidated entities are currently under federal or state audit for the years ended December 31, 2014, 2013 and 2012, but these years remain subject to examination by the applicable tax jurisdictions.  Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in the consolidated financial statements.

The Company paid no dividends in 2012.  During the years ended December 31, 2014 and 2013 the Company’s tax treatment of dividends and distributions per share were as follows:

	Year Ended December 31,
	2014 (unaudited)	2013 (unaudited)
Tax treatment of dividends and distributions:
Ordinary dividends	$—	$—
Long-term capital gains	—	—
Nondividend distributions (return of capital)	0.16	0.04
Dividends and distributions declared per Common share/unit outstanding	$0.16	$0.04

Note 5.   Debt

Securitization Loan

On August 12, 2014, the Company completed a securitization transaction in which it received gross proceeds of $311,164, net of an original issue discount of $1,503 and before issuance costs and reserves described below (the "Securitization Transaction"). The Securitization Transaction involved the issuance and sale of six classes of single-family rental pass-through certificates (the "Certificates") that represent beneficial ownership interests in a loan secured by 3,084 single-family properties (the "Securitization Properties"). In the Securitization Transaction, the Company sold $312,667 of pass-through certificates, with a blended effective interest rate of the London Interbank Offered Rate ("LIBOR") plus 1.92%. The certificates were offered and sold under Rule 144A and Regulation S under the Securities Act of 1933, as amended. As described further below, the Company entered into an interest rate cap agreement for the initial two-year term of the loan.

As part of the Securitization Transaction, a newly-formed special purpose entity (the "Borrower") entered into a loan agreement (the "Securitization Loan"). The Borrower is wholly owned by another special purpose entity (the "Equity Owner") and the Equity Owner is wholly owned by the Operating Partnership. The Securitization Loan has an initial term of two years, with three, 12-month extension options, resulting in a fully extended maturity date of September 9, 2019. The Borrower may execute the extension options provided there is no event of default under the Securitization Loan, the Borrower obtains a

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

replacement interest rate cap agreement in a form reasonably acceptable to the lender and the Borrower complies with the other terms set forth in the loan agreement.

The Securitization Loan requires monthly payments of interest and is comprised of six floating rate components computed based on one month LIBOR for each interest period plus a fixed component spread for each of the six components, resulting in a blended effective interest rate of LIBOR plus 1.92%, inclusive of the amortization of the original issue discount (described below), plus monthly servicing fees of 0.1355%. The principal amount of each component of the loan corresponds to the respective class of the Certificates. In connection with entering into the loan, the Company recorded $311,164 as securitization loan in the accompanying consolidated balance sheets. The original issue discount (the difference between the $312,667 balance of certificates sold and the gross proceeds of $311,164) will be accreted and recognized to interest expense through the fully extended maturity date of September 9, 2019. In the year ended December 31, 2014, the Company incurred gross interest expense of $2,594, excluding amortization of the discount and deferred financing costs and before the effect of capitalizing interest related to property renovations. As of December 31, 2014, the loan had a weighted-average interest rate of 2.11%, which is inclusive of the monthly servicing fees, but excludes amortization of the original issue discount and deferred financing costs.

The Company transferred the Securitization Properties to the Borrower. The Securitization Properties are substantially similar to the other properties owned by the Company and were leased to residents underwritten on substantially the same basis as the Company's other properties. During the duration of the Securitization Loan, the Company can substitute properties only if a property owned by the Borrower becomes a disqualified property under the terms of the Securitization Loan.

The lender immediately transferred the Securitization Loan, upon closing, to a subsidiary of the Company and then to a trust in exchange for the Certificates. The Company accounted for the transfer of the Securitization Loan from its subsidiary to the trust as a sale under Codification Topic 860, Transfers and Servicing ("ASC 860"), with no resulting gain or loss as the Securitization Loan was both originated by the lender and immediately transferred at the same fair market value. The Company has also evaluated and not identified any variable interests in the trust.

All amounts outstanding under the Securitization Loan are secured by first priority mortgages on the Securitization Properties in addition to the equity interests in, and certain assets of, the Borrower. The amounts outstanding under the Securitization Loan and certain obligations contained therein are guaranteed by the Operating Partnership only in the case of certain bad acts (including bankruptcy) as outlined in the transaction documents. The Borrower and Equity Owner are separate legal entities, but continue to be reported in the Company’s consolidated financial statements. As long as the Securitization Loan is outstanding, the assets of the Borrower and Equity Owner are not available to satisfy the debts and obligations of the Company or its other consolidated subsidiaries and the liabilities of the Borrower and Equity Owner are not liabilities of the Company (excluding, for this purpose, the Borrower and Equity Owner) or its other consolidated subsidiaries. The Company is permitted to receive distributions from the Borrower out of unrestricted cash as long as the Borrower is current with all payments and in compliance with all other obligations under the Securitization Loan.

The Securitization Loan provides for the restriction of cash whereby the Company must set aside funds for payment of property taxes, capital expenditures and other reserves associated with the Securitization Properties. As of December 31, 2014, the Company had $4,635 included in escrow deposits associated with the required reserves. The Securitization Loan does not contractually restrict the Company's ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. The Securitization Loan documents require the Company to maintain certain covenants, including a minimum debt yield on the Securitization Properties, and contain customary events of default for a loan of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments and cross-default with certain other indebtedness. In the event of default, the lender may apply funds, as the lender elects, from a cash management account controlled by the lender for the collection of all rents and cash generated by the Borrower's properties, foreclose on its security interests, appoint a new property manager, and in limited circumstances, enforce the Company's guaranty. As of December 31, 2014, the cash management account had a balance of $3,542 classified as escrow deposits on the consolidated balance sheets. As of December 31, 2014, the Company was in compliance with all financial covenants.

The Company used $235,160 of the Securitization Loan proceeds to pay down the full balance of the Company's revolving credit facility (described below). Simultaneously, the Company reduced the size of the revolving credit facility from $350,000 to $200,000. As a result, the Company wrote off $1,058 of deferred financing fees and reclassified $480 from accumulated other comprehensive loss to interest expense due to hedge ineffectiveness in the associated interest rate cap

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

agreements. The remaining proceeds were used for working capital and other corporate purposes, including the acquisition, financing and renovation of properties and the repurchase of common stock.

Revolving Credit Facility

Certain of the Company's subsidiaries have a revolving credit facility with a syndicate of banks. On January 16, 2014, the revolving credit facility was amended to increase the borrowing capacity to $350,000 from $200,000. As noted above, in connection with the closing of the securitization transaction on August 12, 2014, the borrowing capacity of the revolving credit facility was reduced to $200,000 as of such date. The Company is able to draw up to 55% of the aggregate value of the eligible properties based on the lesser of (a) the third-party broker price opinion value or (b) the original purchase price plus certain renovation and other capitalized costs of the properties. The revolving credit facility matures on May 10, 2016 and bears interest at a varying rate of LIBOR plus 3.50% subject to a LIBOR floor of 0.5%. The Company is also required to pay a monthly fee on the unused portion of the revolving credit facility at a rate of 0.5% per annum, which began to accrue 90 days following the closing of the revolving credit facility. The revolving credit facility may be used for the acquisition, financing, and renovation of properties and other general purposes. As of December 31, 2014 and 2013, $67,096 and $164,825, respectively, was outstanding under the revolving credit facility. The weighted average interest rate on the revolving credit facility as of and for the years ended December 31, 2014 and 2013, was 4.0%. In the years ended December 31, 2014 and 2013, the Company incurred $6,073 and $3,164, respectively, in gross interest expense on the revolving credit facility, excluding amortization of deferred financing costs and before the effect of capitalizing interest related to property renovations.

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

The Pledged Subsidiaries are separate legal entities, but continue to be reported in the Company’s consolidated financial statements. As long as the revolving credit facility is outstanding, the assets of the Pledged Subsidiaries are not available to satisfy the other debts and obligations of the other Pledged Subsidiaries or the Company. However, the Company is permitted to receive distributions from the Pledged Subsidiaries as long as the Company and the Pledged Subsidiaries are current with all payments and in compliance with all other obligations under the revolving credit facility.

The revolving credit facility does not contractually restrict the Company’s ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. For example, in the final year of the revolving credit facility, all cash generated by the properties in the Pledged Subsidiaries must be used to pay down the principal amount outstanding under the revolving credit facility. The revolving credit facility requires the Company to meet certain quarterly financial tests pertaining to net worth, total liquidity, debt yield and debt service coverage ratios, as defined by the agreement. The Company must maintain, as defined by the agreement, total liquidity of $25,000 and a net worth of at least $125,000, as determined in accordance with the revolving credit facility agreement. As of December 31, 2014 and 2013, the Company was in compliance with all financial covenants. The revolving credit facility also provides for the restriction of cash whereby the Company must set aside funds for payment of insurance, property taxes and certain property operating and maintenance expenses associated with properties in the Pledged Subsidiaries' portfolios. As of December 31, 2014 and December 31, 2013, the Company had $6,457 and $12,216, respectively, included in escrow deposits associated with the required reserves. The agreement also contains customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.

On February 18, 2015, the Company amended and restated the revolving credit facility. See Note 14 for additional information.

Deferred Financing Costs

Costs incurred in the placement of the Company’s debt are being amortized using the straight-line method, which approximates the effective interest method, over the terms of the related debt. Amortization of deferred financing costs is recorded as interest expense in the accompanying consolidated statements of operations and comprehensive loss.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

In connection with its Securitization Loan, the Company incurred deferred financing costs of $11,040 for the year ended December 31, 2014. The costs are being amortized through September 9, 2019, the fully extended maturity date of the Securitization Loan. Amortization of the deferred financing costs was $865 for the year ended December 31, 2014. The Company also incurred certain non-capitalizable costs related to the Securitization Transaction of $801 for the year ended December 31, 2014 related to personnel and other matters.

In connection with its revolving credit facility, the Company incurred deferred financing costs of $1,852 and $4,040, respectively, for the years ended December 31, 2014 and 2013. Amortization of the deferred financing costs was $1,691 and $815, respectively, for the years ended December 31, 2014 and 2013.

Interest Rate Cap Agreements

As of December 31, 2014, the Company held four interest rate cap agreements, which include three interest rate cap agreements with an aggregate notional amount of $245,000, LIBOR caps of 3.00%, and termination dates of May 10, 2016 associated with the revolving credit facility, and one interest rate cap with a notional amount of $312,667, a LIBOR cap of 3.1085%, and a termination date of September 15, 2016 associated with the Securitization Loan. The first two interest rate cap agreements, with an aggregate notional amount of $170,000, were purchased in the third quarter of 2013, at an aggregate purchase price of $533. On February 5, 2014, the Company entered into a third interest rate cap agreement with a notional amount of $75,000 at a purchase price of $100. On August 6, 2014, the Company entered into the interest rate cap agreement associated with the Securitization Loan at a purchase price of $293. Portions of the purchase prices of the interest rate cap agreements, representing the premiums paid to enter into the contracts, were capitalized as deferred financing costs and are being amortized using the straight-line method over the terms of the related agreements. The Company determined that the interest rate caps qualify for hedge accounting and, therefore, designated the derivatives as cash flow hedges with future changes in fair value recognized through other comprehensive loss (see Note 11). Ineffectiveness is calculated as the amount by which the change in fair value of the derivatives exceeds the change in the fair value of the anticipated cash flows related to the corresponding debt.

In connection with the pay-down of the revolving credit facility on August 12, 2014, the Company de-designated the interest rate cap agreements associated with the revolving credit facility as cash flow hedges and reclassified the balance of deferred losses, associated with the three interest rate cap agreements, in accumulated other comprehensive loss to earnings. In conjunction with the amendment to the revolving credit facility executed on February 18, 2015, the Company sold the existing interest rate cap agreements associated with such facility for an aggregate sales price of $4 and entered into a new interest rate cap agreement with a notional amount of $83,000, a LIBOR cap of 3.0% and a termination date of February 17, 2018, at a purchase price of $335.

On January 28, 2015, the Company entered into a forward-starting interest rate cap agreement associated with the Securitization Loan at a purchase price of $1,794. The new interest rate cap has an effective date of September 15, 2016, a termination date of September 15, 2019, a notional amount of $200,000 and a LIBOR cap rate of 3.1085%. The Company designated the new interest rate cap as a cash flow hedge as it is the Company's intent to exercise the renewal options of the Securitization Loan through the fully-extended maturity date in September 2019.

Capitalized Interest

The Company capitalizes interest for properties undergoing renovation activities and purchased subsequent to the Company obtaining debt in May 2013. Capitalized interest totaled $858 and $1,068, respectively, for the years ended December 31, 2014 and 2013.

Note 6.   Equity Incentive Plan

On December 4, 2012, the Company adopted an equity incentive plan which provides incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel of the Company.

The compensation committee of the Company’s board of directors has the full authority to administer and interpret the plan, to authorize the granting of awards, to determine the eligibility of directors, officers, advisors, consultants and other personnel of the Company to receive an award, to determine the number of shares of common stock to be covered by each award, to determine the terms, provisions and conditions of each award, to prescribe the form of instruments evidencing awards

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

and to take any other actions and make all other determinations that it deems necessary or appropriate in connection with the equity incentive plan or the administration or interpretation thereof.  In connection with this authority, the compensation committee may, among other things, establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse.

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

Restricted shares that have been awarded to certain personnel of the Company through December 31, 2014 vest in three annual installments commencing on the date of the grant, as long as such individual is an employee on the vesting date.  Restricted share awards to independent directors generally vest on the earlier of (i) the one year anniversary of the date of grant and (ii) the date immediately preceding the date of the annual meeting of the Company’s stockholders for the year following the year of grant for the award, as long as such director is serving as a board member on the vesting date.

The Company’s unvested restricted stockholders have the same voting rights as any other common stockholder.  During the period of restriction, the Company’s unvested restricted stockholders receive quarterly dividend payments on their shares at the same rate and on the same date as any other common stockholder.

For the years ended December 31, 2014, 2013 and 2012 inclusive of the impact of cash dividends, the Company recognized $277, $308 and $0, respectively, of stock compensation expense in property management and $745, $619 and $38, respectively, of stock compensation expense in general and administrative.  Additionally, in 2013, the Company offset proceeds of $125 from its initial public offering as additional paid-in capital related to the shares issued to its independent directors for their additional work related to its initial public offering.

As of December 31, 2014, the total compensation cost related to nonvested awards not yet recognized was $1,275 and the weighted-average period over which such amount is expected to be recognized is 1.59 years.

The table below summarizes the award activity of the Equity Incentive Plan for 2014, 2013 and 2012:

	2014		2013		2012
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at Beginning of Period	82,463	$18.44	160,571	$18.50	—	$—
Granted	77,559	15.95	24,165	17.89	160,571	18.50
Vested	(43,437)	(18.35)	(54,757)	(18.34)	—	—
Forfeited	(9,497)	(18.37)	(47,516)	(18.48)	—	—
Outstanding at End of Period	107,088	$16.68	82,463	$18.44	160,571	$18.50

On February 12, 2015, the Company issued, in aggregate, 69,605 shares of restricted common stock to certain officers of the Company. The estimated fair value of these awards was $15.72 per share, based upon the closing price of the Company’s stock on the grant date. These grants will vest in one year commencing on the date of the grant, as long as such individual is an employee on the vesting date.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

In addition, certain executives and senior management were awarded performance stock units (each, a "PSU"). Each PSU represents the potential to receive Silver Bay common stock after the completion of three years of service from the date of grant. The number of shares of Silver Bay common stock to be paid as of the vesting date for each PSU increases and decreases based on Silver Bay’s total stockholder return (stock price appreciation plus dividends) (“TSR”). The number of shares of common stock is determined by multiplying the target number of PSUs by the TSR multiplier, determined in accordance with the following table:

Annualized TSR	TSR Multiplier
6.5%	—%
8%	50%
10%	100%
12%	150%
16%	200%

To the extent the Company’s annualized TSR falls between two discrete points, linear interpolation shall be used to determine the TSR Multiplier.
The Company awarded 165,000 PSUs on February 12, 2015.

On February 13, 2015, the Company issued, in aggregate, 56,385 shares of restricted common stock to certain personnel of the Company. The estimated fair value of these awards was $15.67 per share, based upon the closing price of the Company’s stock on the grant date. These grants will vest in three equal installments commencing on the date of the grant, as long as such individual is an employee on the vesting date.

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

As of December 31, 2014 and 2013, there was $25 and $22 respectively, in preferred stock dividends included in accounts payable and accrued expenses on the consolidated balance sheets.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

Note 8.  Stockholders’ Equity

Common stock

As of December 31, 2014, the Company had 36,711,694 shares of common stock outstanding.  The following table presents the changes in the Company’s issued and outstanding common shares for the years ended December 31, 2014, 2013 and 2012:

Number of Common Shares
Common shares outstanding, January 1, 2012	—
Public offering	13,250,000
Formation Transactions	23,917,642
Issuance of restricted stock	160,571
Common shares outstanding, December 31, 2012	37,328,213
Issuance of common stock	1,987,500
Repurchase of common stock	(758,353)
Restricted stock grants, net	(23,351)
Conversion of Operating Partnership units	27,459
Common shares outstanding, December 31, 2013	38,561,468
Repurchase of common stock	(1,917,836)
Restricted stock grants, net	68,062
Common shares outstanding, December 31, 2014	36,711,694

On July 1, 2013, the Company’s board of directors authorized the Company to repurchase up to 2,500,000 shares of its common stock through a share repurchase program. On November 25, 2014, the Company's board of directors authorized an increase of 2,500,000 shares to the previously authorized share repurchase program for a total of 5,000,000 shares. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or by any combination of such methods. The manner, price, number and timing of share repurchases will be subject to a variety of factors, including market conditions and applicable U.S. Securities and Exchange Commission rules.

In the year ended December 31, 2014, the Company repurchased and retired 1,912,139 shares under the program for a total cost of $31,396, at an average purchase price of $16.42, inclusive of commission. In the year ended December 31, 2013, the Company repurchased and retired 750,768 shares under the program for a total cost of $11,639, at an average purchase price of $15.50, inclusive of commission.

In the years ended December 31, 2014 and 2013, respectively, the Company repurchased and retired 5,697 and 7,585 common shares for a total cost of $93 and $121, at an average purchase price of $16.28 and $15.93. The shares were repurchased from certain employees and certain personnel of the Former Manager and the Former Manager's operating subsidiary to cover the minimum statutory tax withholding obligations related to the vesting of restricted common stock.

On September 30, 2014, the Company issued 2,231,511 common units of the Operating Partnership to acquire the Former Manager (see Note 10).

On December 31, 2013, the Company redeemed all outstanding noncontrolling interest holders representing 27,459 common units in exchange for Company common shares, having a value of $487 (based on the value of the noncontrolling interests on such date).

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

Common Stock Dividends

The following table presents cash dividends declared by the Company on its common stock since its Formation:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share
March 21, 2013	April 1, 2013	April 12, 2013	$0.01
June 20, 2013	July 1, 2013	July 12, 2013	0.01
September 19, 2013	October 1, 2013	October 11, 2013	0.01
December 19, 2013	December 30, 2013	January 10, 2014	0.01
March 13, 2014	March 24, 2014	April 4, 2014	0.03
June 19, 2014	June 30, 2014	July 11, 2014	0.03
September 4, 2014	September 22, 2014	October 3, 2014	0.04
December 18, 2014	December 29, 2014	January 9, 2015	0.06

The Company did not declare or pay any cash dividends on its common stock during 2012.

Preferred Stock Dividends

The following table presents cash dividends declared by the Company on its 10% cumulative redeemable preferred stock since its formation:

Declaration Date	Payment Date	Cash Dividend per Share
March 21, 2013	April 12, 2013	$31.39
June 26, 2013	June 28, 2013	25.00
September 19, 2013	October 11, 2013	24.72
January 1, 2014	January 10, 2014	24.72
April 2, 2014	April 4, 2014	23.33
June 25, 2014	June 30, 2014	26.94
October 3, 2014	October 3, 2014	22.78
January 9, 2015	January 9, 2015	26.67

The March 21, 2013 dividend declaration included amounts relating to the period from the date of the Formation Transactions through April 12, 2013.

Note 9.   Earnings (Loss) Per Share

The following table presents a reconciliation of net loss attributable to common stockholders and shares used in calculating basic and diluted earnings (loss) per share ("EPS") for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Period Ended December 31, 2012
Net loss attributable to controlling interests	$(56,554)	$(24,533)	$(1,413)
Preferred distributions	(100)	(100)	(3)
Net loss attributable to common stockholders	(56,654)	(24,633)	(1,416)
Basic and diluted weighted average common shares outstanding	38,119,971	39,073,994	37,328,213
Net loss per common share - Basic and Diluted	$(1.49)	$(0.63)	$(0.04)

A total of 2,231,511 common units were outstanding from September 30, 2014 through December 31, 2014 and a total of 27,459 common units were outstanding from the date of the Formation Transactions through December 31, 2013, but have been excluded from the calculations of diluted EPS as their inclusion would not be dilutive.

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

Note 10.    Related Party Transactions

Management Internalization Transaction

On September 30, 2014, the Company closed the Internalization after receiving the required stockholder approval for the transaction. The Internalization was completed under the terms of a contribution agreement (the "Contribution Agreement") among the Company, Pine River Domestic Management L.P., Provident, the Former Manager, and the Operating Partnership, pursuant to which the Company acquired the Former Manager in exchange for 2,231,511 common units of the Operating Partnership. These common units are redeemable for cash or, at the Company's election, the Company's common shares on a one-for-one basis.

The Contribution Agreement included a net worth adjustment, payable in cash, in the event that the closing net worth of the Former Manager was greater or less than $0 after making an adjustment to exclude any liabilities for accrued bonus compensation payable to the Chief Executive Officer and personnel providing data analytics directly supporting the investment function of the Company. The Company settled the net worth adjustment on September 30, 2014 based on estimated amounts. The Company finalized the net worth adjustment in the fourth quarter of 2014 through a de minimis payment. As a result of this transaction, as of September 30, 2014, the Company no longer pays fees or expense reimbursements to the Former Manager or the Former Manager's operating subsidiary.

The Company recognized $39,373 in the third and fourth quarters of 2014 in connection with the Internalization, which is recorded as management internalization expense in the accompanying consolidated statements of operations and comprehensive loss. The Internalization expense primarily consists of the issuance of the 2,231,511 common units of the Operating Partnership with a fair value of $36,173, based on the stock price on the date of closing of $16.21. The issuance of the common units was recognized as an expense as it represented the cost of terminating the advisory management fee agreement. The remaining amounts in management internalization were attributable to transaction fees and expenses, and the assumption of certain liabilities in connection with the transaction. The Company acquired cash of $2,069 and other net liabilities of $2,067 in the transaction.

Upon Internalization, the Company assumed net operating losses and a deferred tax asset of the Former Manager's operating subsidiary. The Company has elected to have this new entity be treated for tax purposes as a TRS. See Note 4 for further detail on income taxes.

Advisory Management Agreement

Prior to the Internalization, the Company and the Former Manager maintained an advisory management agreement whereby the Former Manager designed and implemented the Company’s business strategy and administered its business activities and day-to-day operations, subject to oversight by the Company’s board of directors.  In exchange for these services, the Former Manager earned a fee equal to 1.5% per annum, or 0.375% per quarter, of the Company’s daily average fully diluted market capitalization, as defined by the agreement, calculated and payable quarterly in arrears. The fee was reduced for the 5% property management fee (described below) received by the Former Manager’s operating subsidiary or its affiliates under the property management and acquisition services agreement. The Company also reimbursed the Former Manager for all expenses incurred on its behalf or otherwise in connection with the operation of its business, other than compensation for the Chief Executive Officer and personnel providing data analytics directly supporting the investment function.

During the year ended December 31, 2014, the Company expensed $6,621 in advisory management fees, net of the reduction for the 5% property management fee described below. During the year ended December 31, 2013, the Company expensed $9,775 in advisory management fees, net of the 5% property management fee, of which $4,715, $3,725 and $1,335 were payable to the Former Manager, Two Harbors and the prior members of the Provident Entities, respectively. During the year ended December 31, 2012, the Company expensed $2,159 in advisory management fees, of which $175, $1,935 and $49

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

were payable to the Former Manager, Two Harbors and the prior members of the Provident Entities, respectively. Prior to the Formation Transactions, Two Harbors allocated certain advisory expenses that related to the operations of the Company based on 1.5% of the member’s equity on an annualized basis.  Of the $1,935 in advisory management fees payable to Two Harbors incurred in 2012, $1,799 was incurred prior to the Formation Transactions.

As of December 31, 2014, the Company had settled the final advisory management fee payable and had $0 outstanding related to the advisory management fee. As of December 31, 2013, the Company had $1,181 outstanding and reflected in amounts due to the Former Manager and affiliates and $998 in amounts due to previous owners on the consolidated balance sheets related to advisory fees expensed in the prior year.

The Company also reimbursed the Former Manager for certain general and administrative expenses, primarily related to employee compensation and certain offering costs.  Direct and allocated costs incurred by the Former Manager on behalf of the Company, totaled approximately $5,476, $4,036 and $1,438 for the years ended December 31, 2014, 2013 and 2012, respectively.  Approximately $70 was expensed to general and administrative for the year ended December 31, 2012 and approximately $1,368 were offering costs, offset against proceeds.  As of December 31, 2014 and 2013, the Company owed $0 and $1,480 respectively, for these costs which are included in amounts due to the Former Manager and affiliates on the consolidated balance sheets.

Prior to the Formation Transactions, Two Harbors allocated certain direct general and administrative expenses (primarily professional fees and travel costs) paid on behalf of the Company to external vendors. During 2012, the Company was allocated $308 in direct expenses.

Property Management and Acquisition Services Agreement

Prior to the Internalization, the Company and the Former Manager's operating subsidiary maintained a property management and acquisition services agreement pursuant to which the Former Manager's operating subsidiary acquired and managed single-family properties on the Company's behalf. For these services, the Company reimbursed the Former Manager’s operating subsidiary for all direct expenses incurred in the operation of its business, including the compensation of its employees. The Former Manager’s operating subsidiary also received a property management fee equal to 5% of certain costs and expenses incurred by it in the operation of its business that were reimbursed by the Company. Prior to the Internalization, this 5% property management fee reduced the advisory management fee paid to the Former Manager on a dollar-for-dollar basis. Upon Internalization, the Former Manager's operating subsidiary performing these services was acquired.

Prior to the Internalization, through the nine months ended September 30, 2014, the Company incurred property management expense of $7,807, which included direct expense reimbursements of $5,120 and the 5% property management fee of $288. The remaining $2,399 of property management fees incurred prior to the Internalization was incurred to reimburse the Former Manager's operating subsidiary for direct property management type expenses such as stock compensation to employees dedicated to property management and payments due directly to third-party property managers. In addition, the Company incurred charges with the Former Manager's operating subsidiary of $608 in acquisitions and renovation fees, which the Company capitalized as part of property acquisition and renovation costs and $11 for leasing services, which are reflected as other assets and are being amortized over the life of the leases (typically one year or less). Following the Internalization, the Company incurred property management expense of $1,871 for total 2014 expense of $9,678.

During the year ended December 31, 2013, the Company incurred property management expense of $11,991.  This included direct expenses and reimbursements of $9,014 and the 5% property management fee of $645, respectively.  The remaining amounts in property management fees of $2,332, were incurred to reimburse the Former Manager’s operating subsidiary for expenses payable to third-party property managers or as payments due directly to third-party property managers or direct property management type expenses such as stock compensation to employees dedicated to property management.  In addition, for the year ended December 31, 2013, the Company incurred charges with the Former Manager’s operating subsidiary of $4,093 in acquisitions and renovation fees which were capitalized as part of property acquisition and renovation costs, and $212 for leasing services, which are reflected as other assets and are being amortized over the life of the leases.

During 2012, the Company incurred $459 in property management expense, consisting of $256 incurred in third party property management expenses and $203 incurred in property management expenses payable to the Former Manager and affiliates. From the date of the Formation Transactions through December 31, 2012, the Company accrued direct expense reimbursements of $193 and the 5% property management fee of $10, which are included in property management in the

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

consolidated financial statements.  Additionally, the Company incurred $30 in third-party property management expenses during such period. Prior to the Formation Transactions, the Company paid property management and acquisition service fees based on the number of homes acquired, leased and renovated by the Former Manager’s operating subsidiary in addition to compensation based on monthly rental income. Pursuant to these agreements, the Company paid the Former Manager’s operating subsidiary $4,640 in acquisitions and renovation fees which were capitalized as part of property acquisition and renovation costs, $387 for leasing services, which were reflected as other assets and were amortized over the life of the leases, and $226 for property management during 2012 through the Formation Transactions date.

As of December 31, 2014 and 2013, the Company owed $0 and $4,205 respectively, for these services which are included in amounts due to the Former Manager and affiliates on the consolidated balance sheets.

In June 2014, the Former Manager's operating subsidiary acquired the Company's third-party property manager in Tampa, who provided services exclusively to the Company, for $775. No significant assets or liabilities were acquired or assumed as part of the transaction and the payment was recorded as a one-time general and administrative expense.

Note 11.  Derivative and Other Fair Value Instruments

ASC 820 established a three level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

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

The following table provides a summary of the aggregate fair value measurements for the interest rate cap agreements and the location within the consolidated balance sheets at December 31, 2014 and December 31, 2013, respectively:

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	December 31, 2014	Quoted Prices (Unadjusted) for Identical Assets/Liabilities (Level 1)	Quoted Prices for Similar Assets and Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Caps (cash flow hedges)	Other Assets	$58	$—	$58	$—
Interest Rate Caps (not designated as hedging instruments)	Other Assets	13	—	13	—
Total		$71	$—	$71	$—

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

The following table provides a summary of the effect of cash flow hedges on the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2014:

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss on Derivative	Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Interest Rate Caps	$(291)	Interest Expense	$(1)	Interest Expense	$(480)

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

As of December 31, 2014 and 2013, there were approximately $86 and $276, respectively, in deferred losses in accumulated other comprehensive loss related to interest rate cap agreements. The Company expects to recognize approximately $9 in interest expense during the year ending December 31, 2015, pertaining only to the interest rate cap agreement associated with the Securitization Loan, which will be reclassified out of accumulated other comprehensive loss, in accordance with the amortization schedules established upon designation of the interest rate caps as cash flow hedges. All deferred losses in accumulated other comprehensive loss pertaining to the three interest rate caps associated with the revolving credit facility were recognized in income in the third quarter of 2014, in connection with the pay down of the revolving credit facility, and future gains and losses on these interest rate caps will be recorded as interest expense on the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2014, the Company recorded $49 in losses as interest expense following the de-designation of the three interest rate caps associated with the revolving credit facility.

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

Fair Value of Other Financial Instruments

In accordance with ASC 820, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheets, for which fair value can be estimated.  The following describes the Company’s methods for estimating the fair value for financial instruments. Descriptions are not provided for those items that have zero balances as of December 31, 2014.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

•
Cash and cash equivalents, escrow deposits, resident prepaid rent and security deposits, resident rent receivable (included in other assets), accounts payable, and accrued expenses have carrying values which approximate fair value because of the short-term nature of these instruments.  The Company categorizes the fair value measurement of these assets and liabilities as Level 1.

•
The Company’s revolving credit facility has a floating interest rate based on an index plus a spread and the credit spread is consistent with those demanded in the market for facilities with similar risk and maturities.  Accordingly, the interest rate on this borrowing is at market and thus the carrying value of the debt approximated fair value as of December 31, 2014. The Company categorizes the fair value measurement of this liability as Level 2.

•
The fair value of the Company's Securitization Loan was $305,253 as of December 31, 2014, based on an average of market quotations. The Company categorizes the fair value measurement of this liability as Level 2.

•
The Company’s 10% cumulative redeemable preferred stock had a fair value which approximates its liquidation value at December 31, 2014 and December 31, 2013.  The Company categorizes the fair value measurement of this instrument as Level 2.

Note 12.    Commitments and Contingencies

Concentrations

As of December 31, 2014, approximately 51% of the Company’s properties were located in Phoenix, AZ, Tampa, FL, and Atlanta, GA, which exposes the Company to greater economic risks than if the Company owned a more geographically dispersed portfolio.

Homeowners’ association fees

Certain of the Company’s properties are located in communities that are subject to homeowners’ association fees. These fees are billed monthly, quarterly, semi-annually or annually depending upon the homeowners’ association and are subject to annual fee adjustments. The fees cover the costs of maintaining common areas and are generally paid for by the Company.

Resident security deposits

As of December 31, 2014, the Company had $8,595 in resident security deposits. Security deposits are refundable, net of any outstanding charges and fees, upon expiration of the underlying lease.

Earnest deposits

Escrow deposits include non-refundable cash or earnest deposits for the purchase of properties.  As of December 31, 2014, the Company had earnest deposits for property purchases of $733.  As of December 31, 2014, for properties acquired through individual broker transactions which involve submitting a purchase offer, the Company had offers accepted to purchase residential properties for an aggregate amount of $11,513.  However, not all of these properties are certain to be acquired because properties may fall out of escrow through the closing process for various reasons.

Operating leases

Upon Internalization, the Company assumed certain commitments that were previously those of the Former Manager or the Former Manager’s operating subsidiary. The Company leases certain office facilities under operating leases, some of which include rent payment escalation clauses, with lease terms ranging from one to five years. In addition to minimum lease payments, some of the Company's office facility leases require payment of a proportionate share of fees and taxes and building operating expenses.

In the year ended December 31, 2014, the Company incurred $104 in rental expense on operating leases.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

A schedule of future minimum lease payments under non-cancelable operating leases for the following years is as follows:

2015	$615
2016	416
2017	259
2018	234
2019	229
Total	$1,753

Legal and regulatory

From time to time, the Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of the Company’s business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements and, therefore, no accrual has been recorded as of December 31, 2014.

Note 13.  Quarterly Financial Data (Unaudited)

Following is quarterly financial data for 2014 and 2013:

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenues	$18,131	$19,152	$19,974	$20,673
Net loss	(4,365)	(4,970)	(44,870)	(2,492)
Net loss attributable to common stockholders	(4,390)	(4,995)	(44,895)	(2,374)
Earnings (loss) per share - basic and diluted	(0.11)	(0.13)	(1.17)	(0.08)

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenues	$7,681	$10,717	$14,486	$16,709
Net loss	(6,382)	(6,746)	(6,362)	(5,060)
Net loss attributable to common stockholders	(6,402)	(6,767)	(6,382)	(5,082)
Earnings (loss) per share - basic and diluted	(0.16)	(0.18)	(0.16)	(0.13)

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

Note 14.  Subsequent Events

As previously announced, the Company entered into a real estate sales contract on February 18, 2015 to acquire a portfolio of properties (the “Portfolio Acquisition”) owned and operated by The American Home Real Estate Investment Trust, Inc. (“TAH”) for approximately $263,000 in cash. The Portfolio Acquisition involves the acquisition of approximately 2,460 homes primarily located in Atlanta, Charlotte, Tampa and Orlando. The Portfolio Acquisition remains subject to the satisfaction of conditions to close and is targeted to close approximately 45-60 days from signing.
On February 18, 2015, the Company amended and restated the revolving credit facility to increase the borrowing capacity to $400,000 from $200,000. The amended credit facility bears interest at a varying rate of LIBOR plus 300 basis points and is not subject to a LIBOR floor.   The term on the amended credit facility was extended to February 2018 and the advance rate for borrowings was increased to 65% from 55%. The Company intends to utilize the amended credit facility to fund the Portfolio Acquisition. The remaining proceeds will be used for working capital and other corporate purposes, including the acquisition, financing and renovation of properties.

Silver Bay Realty Trust Corp.
Schedule III — Real Estate and Accumulated Depreciation
As of December 31, 2014
(dollars in thousands)

		Encumbrances		Initial Cost to Company		Costs Capitalized Subsequent to Acquisitions	Total Cost
Market Location	Number of Owned Properties	Number of Encumbered Properties (1)	Encumbrances (1)	Land	Building and Improvements	Building and Improvements	Land	Building and Improvements	Total (2)	Accumulated Depreciation (3)	Date of Construction Range	Date Acquired
Phoenix, AZ	1,424	1,395	$107,905	$34,126	$136,715	$30,555	$34,126	$167,270	$201,396	$11,353	1944-2010	2012-2013
Atlanta, GA	1,125	954	78,465	26,435	88,221	26,769	26,435	114,990	141,425	6,843	1959-2012	2012-2014
Tampa, FL	926	920	71,183	24,321	82,692	25,776	24,321	108,468	132,789	7,324	1941-2008	2012-2014
Dallas, TX	494	213	15,258	11,233	43,178	10,523	11,233	53,701	64,934	1,577	1958-2010	2012-2014
Jacksonville, FL	418	83	2,183	11,081	32,240	10,986	11,081	43,226	54,307	922	1944-2009	2013-2014
Northern CA	384	380	18,893	15,054	47,975	9,485	15,054	57,460	72,514	4,019	1909-2006	2012-2013
Southeast FL	367	135	5,050	15,243	39,662	14,344	15,243	54,006	69,249	1,518	1950-2007	2013-2014
Orlando, FL	329	169	8,874	8,554	31,272	8,256	8,554	39,528	48,082	1,744	1937-2007	2012-2014
Las Vegas, NV	291	290	25,822	2,070	33,007	6,217	2,070	39,224	41,294	2,788	1970-2009	2012-2014
Columbus, OH	284	238	13,659	4,468	18,003	10,284	4,468	28,287	32,755	1,227	1947-2009	2013-2014
Charlotte, NC	250	128	9,397	6,408	25,330	2,755	6,408	28,085	34,493	868	1981-2013	2012-2014
Tucson, AZ	209	208	11,088	2,673	10,266	4,374	2,673	14,640	17,313	1,128	1940-2008	2012-2013
Southern CA	156	156	4,778	4,467	12,651	6,585	4,467	19,236	23,703	1,343	1922-2007	2012-2013
Houston, TX	122	96	5,206	1,647	8,701	3,768	1,647	12,469	14,116	496	1958-2008	2013-2014
	6,779	5,365	$377,761	$167,780	$609,913	$170,677	$167,780	$780,590	$948,370	$43,150
_______________

(1)
Encumbrances include the number of properties pledged under the revolving credit facility and the number of properties secured by first priority mortgages under the Securitization Loan, as well as the aggregate value of outstanding debt attributable to such properties.

(2)	The gross aggregate cost of total real estate for federal income tax purposes was approximately $958,172 at December 31, 2014 (unaudited).

(3)	Depreciation of building and improvements is computed on the straight-line basis over the estimated useful life of 27.5 years.

The changes in investments in real estate for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Balance, beginning of year	$776,304	$420,562	$—
Acquisition of real estate	136,045	261,950	387,747
Improvements	38,188	100,173	32,815
Dispositions and other	(2,167)	(6,381)	—
Balance, end of year	$948,370	$776,304	$420,562

The changes in accumulated depreciation for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Balance, beginning of year	$18,897	$1,869	$—
Depreciation expense	24,281	17,222	1,869
Dispositions and other	(28)	(194)	—
Balance, end of year	$43,150	$18,897	$1,869

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

As a result of certain processes being internalized during the fiscal quarter ended December 31, 2014 relating to the Internalization, certain internal controls were brought within the scope of our assessment of internal control over financial reporting.  Other than such changes, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

In the fourth quarter of 2014, we borrowed an aggregate amount of $67.1 million under our revolving credit facility described elsewhere in this Annual Report on Form 10-K.

PART III

Item 10.            Directors, Executive Officers and Corporate Governance.

The information called for by this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders under the captions "Election of Directors," "Corporate Governance and Board Matters," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers," which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2014.

Item 11.            Executive Compensation.

The information called for by this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders under the captions "Executive Officers - Executive Compensation," "Director Compensation" and "Corporate Governance and Board Matters," which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2014.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information regarding securities authorized for issuance under our equity compensation plan, see Part II, Item 5 of this report. Other than such information, the information called for by this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders under the caption "Security Ownership of Management and Certain Beneficial Owners," which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2014.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders under the captions "Corporate Governance and Board Matters" and "Related Party Transactions," which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2014.

Item 14.    Principal Accounting Fees and Services.

The information called for by this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders under the caption "Ratification of Selection of Independent Registered Public Accounting Firm - Auditor Fees," which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2014.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1)                  Financial Statements: The following financial statements are included in Item 8 herein:

Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

(a)(2)                  Financial Statement Schedules: The following financial statement schedule is included in Item 8 herein:

Schedule III—Real Estate and Accumulated Depreciation

All other schedules are omitted because they are either not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

(a)(3)                  Exhibits:

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
2.1	Contribution Agreement dated as of August 3, 2014 among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., Pine River Domestic Management L.P., Provident Real Estate Advisors LLC, and PRCM Real Estate Advisers LLC	8-K	001-35760	2.1	August 4, 2014
3.1	Articles of Amendment and Restatement of Silver Bay Realty Trust Corp.	10-K	001-35760	3.1	March 1, 2013
3.2	Amended and Restated Bylaws of Silver Bay Realty Trust Corp.	S-11/A	333-183838	3.5	October 17, 2012
3.3	Articles Supplementary for Cumulative Redeemable Preferred Stock of Silver Bay Trust Corp.	10-K	001-35760	3.3	March 1, 2013
4.1	Specimen Common Stock Certificate of Silver Bay Realty Trust Corp.	S-11/A	333-183838	4.1	November 23, 2012
4.2	Instruments defining the rights of holders of securities: See Articles VI and VII of our Articles of Amendment and Restatement.	10-K	001-35760	3.1	March 1, 2013
4.3	Instruments defining the rights of holders of securities: See Article VII of our Amended and Restated Bylaws.	S-11/A	333-183838	3.5	October 17, 2012
4.4	Instruments defining the rights of holders of securities: See Article Second of our Articles Supplementary.	10-K	001-35760	3.3	March 1, 2013
4.5	Registration Rights Agreement by and among Silver Bay Realty Trust Corp. and certain holders of common units in Silver Bay Operating Partnership L.P., dated September 30, 2014.
10.1	Amended and Restated Limited Partnership Agreement of Silver Bay Operating Partnership L.P.	10-K	001-35760	10.1	March 1, 2013
10.2	Amendment to Limited Partnership Agreement and Continuation of Business between Silver Bay Operating Partnership L.P., Silver Bay Management LLC and Silver Bay Realty Trust Corp.	10-Q	001-35760	10.4	August 7, 2014
10.3*	Silver Bay Realty Trust Corp. 2012 Equity Incentive Plan.	S-11/A	333-183838	10.8	December 4, 2012
10.4*	Form of Restricted Stock Agreement under the 2012 Equity Incentive Plan.	10-K	001-35760	10.8	March 1, 2013
10.5*	Form of Performance-Based Share Unit Agreement under the 2012 Equity Incentive Plan.	8-K	001-35760	10.1	February 19, 2015
10.6	Form of Indemnification Agreement by and between Silver Bay Realty Trust Corp. and certain officers and directors.	S-11/A	333-183838	10.10	November 23, 2012
10.7	Silver Bay Realty Trust Corp. Amended and Restated Director Compensation Policy.	10-Q	001-35760	10.6	August 8, 2013
10.8	Revolving Credit Agreement dated as of May 10, 2013 among the property owners party thereto from time to time, each as borrower, Silver Bay Operating Partnership L.P., as master property manager, SB Financing Trust Owner LLC, as borrower representative, U.S. Bank National Association, as calculation agent and paying agent, Bank of America, National Association, and JPMorgan Chase Bank, National Association, as joint lead arrangers, agent and lenders, and the lenders from time to time party thereto.	10-Q	001-35760	10.1	May 14, 2013
10.9	Amendment No. 1 dated as of May 17, 2013 to the Revolving Credit Agreement dated as of May 10, 2013.	10-Q	001-35760	10.2	August 8, 2013

10.10	Second Amendment and Joinder to Revolving Credit Agreement dated January 16, 2014 among the property owners party thereto, each as borrower, Silver Bay Operating Partnership L.P., as master property manager, SB Financing Trust Owner LLC, as borrower representative, and Bank of America, National Association as agent on behalf of the lenders.	8-K	001-35760	10.1	January 21, 2014
10.11	Joinder Agreement dated as of June 28, 2013 adding new borrowers to the Revolving Credit Agreement dated as of May 10, 2013.	10-Q	001-35760	10.3	August 8, 2013
10.12	Third Amendment to Revolving Credit Agreement dated May 1, 2014 among the property owners party thereto, each as borrower, Silver Bay Operating Partnership L.P., as master property manager, SB Financing Trust Owner LLC, as borrower representative, and Bank of America, National Association as agent on behalf of the lenders.	8-K	001-35760	10.2	May 8, 2014
10.13	Loan Agreement dated as of August 12, 2014 between SBY 2014-1 Borrower LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender	8-K	001-35760	10.1	August 18, 2014
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
_______________

*	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BAY REALTY TRUST CORP.

Date:	February 26, 2015	By:	/s/ David N. Miller
David N. Miller
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David N. Miller	President, Chief Executive Officer and Director	February 26, 2015
David N. Miller	(Principal Executive Officer)

/s/ Christine Battist	Chief Financial Officer and Treasurer	February 26, 2015
Christine Battist	(Principal Financial Officer and Principal Accounting Officer)

/s/ Irvin R. Kessler	Chairman of the Board of Directors	February 26, 2015
Irvin R. Kessler

/s/ Thomas W. Brock	Director	February 25, 2015
Thomas W. Brock

/s/ Daryl J. Carter	Director	February 26, 2015
Daryl J. Carter

/s/ Tanuja M. Dehne	Director	February 25, 2015
Tanuja M. Dehne

/s/ Stephen G. Kasnet	Director	February 25, 2015
Stephen G. Kasnet

/s/ Thomas Siering	Director	February 26, 2015
Thomas Siering

/s/ Ronald N. Weiser	Director	February 26, 2015
Ronald N. Weiser