Form 10-Q
period 2015-03-31
Silver Bay Realty Trust Corp.
filed 2015-05-07
CIK 1557255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
or

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

As of May 4, 2015, there were 36,359,360 shares of common stock, par value $0.01 per share, outstanding.

SILVER BAY REALTY TRUST CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and its exhibits contain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements may include statements about our projected operating results, our stabilization and renovation rates, our ability to successfully lease and operate acquired properties, including turnover rates, projected operating costs, estimates relating to our ability to make distributions to our stockholders in the future, market trends in our industry, real estate values and prices, and the general economy.

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed or implied in any forward-looking statement. We are not able to predict all of the factors that may affect future results. For a discussion of these and other factors that could cause our actual results to differ materially from any forward-looking statements, see the discussion on risk factors in Item 1A, "Risk Factors", and in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in this Quarterly Report on Form 10-Q and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission ("SEC"). These risks, contingencies, and uncertainties include:

•	Our ability to successfully employ a new and untested business model in a new industry with no proven track record;

•	Failure to manage the Portfolio Acquisition (as defined below), including the integration of the properties acquired and to be acquired into our systems, effectively and efficiently;

•	The availability of additional properties that meet our criteria and our ability to purchase such properties on favorable terms;

•	Real estate appreciation or depreciation in our target markets and the supply of single-family homes in our target markets;

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

•
Our dependence on key personnel to carry our business and investment strategies and our ability to hire and retain skilled managerial, investment, financial, and operational personnel, and the performance of third-party vendors and service providers including third-party acquisition and management professionals, maintenance providers, leasing agents, and property management;

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
Silver Bay Realty Trust Corp.
Condensed Consolidated Balance Sheets
(amounts in thousands except share data)

	March 31, 2015 (unaudited)	December 31, 2014
Assets
Investments in real estate:
Land	$170,065	$167,780
Building and improvements	797,359	780,590
	967,424	948,370
Accumulated depreciation	(49,890)	(43,150)
Investments in real estate, net	917,534	905,220
Assets held for sale	769	2,010
Cash and cash equivalents	32,897	49,854
Escrow deposits	22,158	20,211
Resident security deposits	9,338	8,595
In-place lease and deferred lease costs, net	755	688
Deferred financing costs, net	15,827	11,960
Other assets	6,395	3,842
Total assets	$1,005,673	$1,002,380
Liabilities and Equity
Liabilities:
Securitization loan, net of unamortized discount of $1,312 and $1,387, respectively	$310,220	$310,665
Revolving credit facility	82,221	67,096
Accounts payable and accrued property expenses	15,251	13,090
Resident prepaid rent and security deposits	10,655	9,634
Total liabilities	418,347	400,485
10% cumulative redeemable preferred stock at liquidation value, $0.01 par; 50,000,000 authorized, 1,000 issued and outstanding	1,000	1,000
Equity:
Stockholders’ equity:
Common stock $0.01 par; 450,000,000 shares authorized; 36,363,059 and 36,711,694, respectively, shares issued and outstanding	361	366
Additional paid-in capital	653,900	660,776
Accumulated other comprehensive loss	(145)	(86)
Cumulative deficit	(101,691)	(94,593)
Total stockholders’ equity	552,425	566,463
Noncontrolling interests - Operating Partnership	33,901	34,432
Total equity	586,326	600,895
Total liabilities and equity	$1,005,673	$1,002,380

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(amounts in thousands except share data)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Rental income	$21,703	$17,671
Other income	549	460
Total revenue	22,252	18,131
Expenses:
Property operating and maintenance	4,357	3,610
Real estate taxes	3,551	2,486
Homeowners’ association fees	405	304
Property management	2,147	2,895
Depreciation and amortization	7,111	6,145
Advisory management fee - affiliates	—	2,201
Portfolio acquisition expense	755	—
General and administrative	4,050	1,919
Share-based compensation	497	198
Interest expense	3,486	2,327
Other	(266)	411
Total expenses	26,093	22,496
Net loss	(3,841)	(4,365)
Net loss attributable to noncontrolling interests - Operating Partnership	222	—
Net loss attributable to controlling interests	(3,619)	(4,365)
Preferred stock distributions	(25)	(25)
Net loss attributable to common stockholders	$(3,644)	$(4,390)
Loss per share - basic and diluted:
Net loss attributable to common shares	$(0.10)	$(0.11)
Weighted average common shares outstanding	36,428,809	38,542,728
Comprehensive Loss:
Net loss	$(3,841)	$(4,365)
Other comprehensive loss:
Change in fair value of interest rate cap derivatives	(59)	(86)
Other comprehensive loss	$(59)	$(86)
Comprehensive loss	(3,900)	(4,451)
Less comprehensive loss attributable to noncontrolling interests - Operating Partnership	222	—
Comprehensive loss attributable to controlling interests	$(3,678)	$(4,451)

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp.
Condensed Consolidated Statement of Changes in Equity
(amounts in thousands except share data)
(unaudited)

	Common Stock			Accumulated Other Comprehensive Loss		Total Stockholders’ Equity	Noncontrolling Interests - Operating Partnership
	Shares	Par Value Amount	Additional Paid-In Capital		Cumulative Deficit			Total Equity
Balance at January 1, 2015	36,711,694	$366	$660,776	$(86)	$(94,593)	$566,463	$34,432	$600,895
Non-cash equity awards, net	125,990	—	478	—	—	478	—	478
Repurchase and retirement of common stock	(474,625)	(5)	(7,663)	—	—	(7,668)	—	(7,668)
Dividends declared	—	—	—	—	(3,479)	(3,479)	—	(3,479)
Net loss	—	—	—	—	(3,619)	(3,619)	(222)	(3,841)
Other comprehensive loss	—	—	—	(59)	—	(59)	—	(59)
Adjustment to noncontrolling interests - Operating Partnership	—	—	309	—	—	309	(309)	—
Balance at March 31, 2015	36,363,059	$361	$653,900	$(145)	$(101,691)	$552,425	$33,901	$586,326

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(3,841)	$(4,365)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	7,111	6,145
Non-cash share-based compensation	478	198
Amortization and write-off of deferred financing costs	1,023	460
Amortization of discount on securitization loan	75	—
Other	219	541
Net change in assets and liabilities:
Decrease (increase) in escrow cash for operating activities and debt reserves	2,683	(7,839)
Increase in deferred lease fees and other assets	(966)	(672)
Increase in accounts payable, accrued property expenses, and prepaid rent	1,477	465
Decrease in related party payables, net	—	(7,656)
Net cash provided (used) by operating activities	8,259	(12,723)
Cash Flows From Investing Activities:
Purchase of investments in real estate	(9,897)	(13,065)
Capital improvements of investments in real estate	(9,502)	(7,789)
Increase in escrow cash for investing activities	(4,630)	(35)
Proceeds from sale of real estate	1,240	1,232
Other	(43)	(19)
Net cash used by investing activities	(22,832)	(19,676)
Cash Flows From Financing Activities:
Payments on securitization loan	(520)	—
Proceeds from revolving credit facility	15,125	33,650
Deferred financing costs paid	(4,712)	(1,260)
Purchase of interest rate cap agreements	(2,250)	(100)
Repurchase and retirement of common stock	(7,668)	(2,438)
Dividends paid	(2,359)	(409)
Net cash (used) provided by financing activities	(2,384)	29,443
Net change in cash	(16,957)	(2,956)
Cash and cash equivalents at beginning of period	49,854	43,717
Cash and cash equivalents at end of period	$32,897	$40,761

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$2,288	$1,808
Decrease in fair value of interest rate cap agreements	$59	$86
Noncash investing and financing activities:
Common stock and unit dividends declared, but not paid	$3,454	$1,150
Financing costs in accounts payable	$178	$—
Capital improvements in accounts payable	$1,543	$903

See accompanying notes to the condensed consolidated financial statements.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2015
(amounts in thousands, except share data and property counts)

Note 1.  Organization and Operations

Silver Bay Realty Trust Corp. ("Silver Bay" or the "Company"), is a Maryland corporation that focuses on the acquisition, renovation, leasing and management of single-family properties in select markets in the United States.

As of March 31, 2015, the Company owned 6,864 single-family properties, excluding assets held for sale, in Phoenix, AZ, Tucson, AZ, Northern California (currently consisting of Contra Costa, Napa, and Solano counties), Southern California (currently consisting of Riverside and San Bernardino counties), Jacksonville, FL, Orlando, FL, Southeast Florida (currently consisting of Miami-Dade, Broward and Palm Beach counties), Tampa, FL, Atlanta, GA, Charlotte, NC, Las Vegas, NV, Columbus, OH, Dallas, TX, and Houston, TX.

On April 1, 2015, the Company completed the acquisition of the portfolio of properties from The American Home Real Estate Investment Trust (“TAH”), a Maryland corporation. The Company acquired 2,373 properties in the transaction (the “Acquired Properties”) and had an additional 89 properties under contract with TAH to acquire at subsequent closings. The homes are primarily located in Atlanta, GA, Charlotte, NC, Tampa, FL, and Orlando, FL. See Note 3 for further description of this transaction.

In connection with its initial public offering the Company restructured its ownership to conduct its business through a traditional umbrella partnership ("UPREIT structure") in which substantially all of its assets are held by, and its operations are conducted through, Silver Bay Operating Partnership L.P. (the "Operating Partnership"), a Delaware limited partnership. The Company's wholly owned subsidiary, Silver Bay Management LLC, is the sole general partner of the Operating Partnership. As of March 31, 2015, the Company owned, through a combination of direct and indirect interests, 94.2% of the partnership interests in the Operating Partnership.

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

Through September 30, 2014, the Company was externally managed by PRCM Real Estate Advisers LLC (the "Former Manager"). During this time, the Company relied on the Former Manager to provide or obtain on its behalf the personnel and services necessary for it to conduct its business as the Company had no employees of its own. On September 30, 2014, the Company closed a transaction to internalize its management (the "Internalization") and now owns all material assets and intellectual property rights of the Former Manager previously used in the conduct of its business and continues to be managed by officers and employees who worked for the Former Manager and who became employees of the Company as a result of the Internalization.

Note 2.  Basis of Presentation and Significant Accounting Policies

Consolidation and Basis of Presentation

The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2015 and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2015 may not be indicative of the results for a full year.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2015
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

Reclassifications

Certain reclassifications have been made to amounts in prior period financial statements to conform to current period presentation.  These reclassifications have not changed the previously reported results of operations or stockholders' equity.

Assets Held for Sale

The Company evaluates its long-lived assets on a regular basis to ensure the individual properties still meet its investment criteria. If the Company determines that an individual property no longer meets its investment criteria, a decision is made to dispose of the property. The property is subject to the Company’s impairment test and any losses are recognized immediately. The Company then markets the property for sale and classifies it as held for sale in the consolidated financial statements.

In 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which raises the threshold for disposals to qualify as discontinued operations. A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. ASU 2014-08 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. The application of this guidance is prospective from the date of adoption and applies only to disposals (or new classifications to held for sale) that have not been reported as discontinued operations in previously issued financial statements. The Company adopted ASU 2014-08 during the quarter ended March 31, 2015.

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

The cost of restricted shares of common stock awarded to independent directors is based on the price of the Company’s stock as of the date of grant, in accordance with Codification Topic Compensation - Stock Compensation (“ASC 718”).  Prior to the Internalization, the cost of restricted shares of common stock awarded to employees of the Former Manager and the Former Manager’s operating subsidiary were measured at each reporting date based on the price of the Company’s stock as of period end, in accordance with Codification Topic Equity (“ASC 505”). On the date of the Internalization, the employees of the Former Manager and the Former Manager's operating subsidiary became employees of the Company and the Company fixed the measurement of the awards to the respective employees to the stock price as of such date in accordance with ASC 718. The respective awards will not be subsequently remeasured and future awards to employees, subsequent to the Internalization, will be measured based on the price of the Company's stock as of the date of grant in accordance with ASC 718.  All restricted stock awards are amortized ratably over the applicable service period.

The Company recognizes compensation expense for performance stock units ("PSU") based on the grant-date fair value and the service period of the respective awards. These units represent shares potentially issuable in the future based upon

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2015
(amounts in thousands, except share data and property counts)

the Company's stock performance over a three-year performance period. Fair value of the PSU's are estimated using a Monte-Carlo simulation model.

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

The Company considers the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's consolidated financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which creates a new Topic, Accounting Standards Codification Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard is effective for interim or annual periods beginning after December 15, 2016 and allows for either full retrospective or modified retrospective adoption. Early adoption of this standard is not allowed. The Company is currently evaluating the impact the adoption of Topic 606 will have on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. This update is intended to improve targeted areas of consolidation guidance by simplifying the consolidation evaluation process, and by placing more emphasis on risk of loss when determining a controlling financial interest. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The impact will be a reduction of other assets and the associated reported debt liability.

Note 3. Investments in Real Estate

Acquisition of The American Home Real Estate Investment Trust, Inc. Portfolio

On April 1, 2015, the Company completed the acquisition (the “Portfolio Acquisition”) of the portfolio of properties from TAH. The Company acquired 2,373 properties in the transaction and had an additional 89 properties under contract with TAH to acquire at subsequent closings. The aggregate purchase price for the Portfolio Acquisition, inclusive of the 89 properties not acquired as of April 1, 2015, was $263,000. The Portfolio Acquisition was financed using proceeds obtained under the Company's revolving credit facility, which was amended and restated on February 18, 2015 to increase the borrowing capacity to $400,000 from $200,000 (see Note 4). The homes are primarily located in Atlanta, GA, Charlotte, NC, Tampa, FL, and Orlando, FL. The Company intends to acquire all of the remaining homes and information regarding the Portfolio Acquisition detailed in these notes to the Company’s condensed financial statements reflect the full acquisition of the portfolio.

The purchase price included a holdback of $7,890, which is held by a third-party escrow agent under the terms of an escrow agreement and will be used to satisfy any claims by the Company made within 15 months of the closing date, including for breach by TAH or certain of its subsidiaries under the purchase agreement.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2015
(amounts in thousands, except share data and property counts)

The Company also incurred $755 in transaction expenses associated with the Portfolio Acquisition in the three months ended March 31, 2015. These costs are included in portfolio acquisition expense in the condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the preliminary estimated fair values of the assets and liabilities acquired as part of the Portfolio Acquisition:

Land	$55,684
Buildings and improvements	207,316
Estimated fair value of assets and liabilities acquired	$263,000

As the Portfolio Acquisition was completed subsequent to quarter-end, the assets and liabilities acquired as part of the transaction and the related results of these operations are not reflected in the Company's condensed consolidated financial statements for the periods presented.

Note 4.  Debt

Securitization Loan

On August 12, 2014, the Company completed a securitization transaction (the "Securitization Transaction") in which it received gross proceeds of $311,164, net of an original issue discount of $1,503 and before issuance costs and reserves. The Securitization Transaction involved the issuance and sale of six classes of single-family rental pass-through certificates (the "Certificates") that represent beneficial ownership interests in a loan secured by 3,084 single-family properties (the "Securitization Properties") sold to one of our affiliates from our portfolio. In the Securitization Transaction, the Company sold $312,667 of pass-through certificates, with a blended effective interest rate of the London Interbank Offered Rate ("LIBOR") plus 1.92%.

As part of the Securitization Transaction, a newly-formed special purpose entity (the "Borrower") entered into a loan agreement (the "Securitization Loan"). The Borrower is wholly owned by another special purpose entity (the "Equity Owner"). The Securitization Loan was subsequently deposited into a trust in exchange for the pass-through certificates. The Securitization Loan has an initial term of two years, with three, 12-month extension options, resulting in a fully extended maturity date of September 9, 2019. The Company used the proceeds of the Securitization Loan to pay down the balance of Company's revolving credit facility at closing and the remaining proceeds were used for working capital and other corporate purposes, including the acquisition, financing and renovation of properties and the repurchase of common stock. In March 2015, the Company paid down $520 on the Securitization Loan to effect the release of four properties from the first priority mortgages securing the Securitization Loan.

The Securitization Loan requires monthly payments of interest and is comprised of six floating rate components computed based on one month LIBOR for each interest period plus a fixed component spread for each of the six components, resulting in a blended effective interest rate of LIBOR plus 1.92%, inclusive of the amortization of the original issue discount (described below), plus monthly servicing fees of 0.1355%. The principal amount of each component of the loan corresponds to the respective class of Certificates. In connection with entering into the loan, the Company recorded $311,164 as securitization loan in the accompanying condensed consolidated balance sheets. The original issue discount (the difference between the $312,667 balance of certificates sold and the gross proceeds of $311,164) is accreted and recognized to interest expense through the fully extended maturity date of September 9, 2019. In the three months ended March 31, 2015, the Company incurred gross interest expense of $1,655, excluding amortization of the discount and deferred financing costs and before the effect of capitalizing interest related to property renovations. As of March 31, 2015 and December 31, 2014, the loan had a weighted-average interest rate of 2.13% and 2.11%, respectively, which is inclusive of the monthly servicing fees, but excludes amortization of the original issue discount and deferred financing costs.

All amounts outstanding under the Securitization Loan are secured by first priority mortgages on the Securitization Properties in addition to the equity interests in, and certain assets of, the Borrower. The amounts outstanding under the Securitization Loan and certain obligations contained therein are guaranteed by the Operating Partnership only in the case of certain bad acts (including bankruptcy) as outlined in the transaction documents. The Borrower and Equity Owner are separate

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2015
(amounts in thousands, except share data and property counts)

legal entities, but continue to be reported in the Company’s consolidated financial statements.  As long as the Securitization Loan is outstanding, the assets of the Borrower and Equity Owner are not available to satisfy the debts and obligations of the Company or its other consolidated subsidiaries, and the liabilities of the Borrower and Equity Owner are not liabilities of the Company (excluding, for this purpose, the Borrower and Equity Owner) or its other consolidated subsidiaries.  The Company is permitted to receive distributions from the Borrower out of unrestricted cash as long as the Borrower is current with all payments and in compliance with all other obligations under the Securitization Loan.

The Securitization Loan provides for the restriction of cash whereby the Company must set aside funds for payment of property taxes, capital expenditures and other reserves associated with the Securitization Properties.  As of March 31, 2015 and December 31, 2014, the Company had $6,606 and $4,635, respectively, included in escrow deposits associated with the required reserves.  The Securitization Loan does not contractually restrict the Company's ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. The Securitization Loan documents require the Company to maintain certain covenants, including a minimum debt yield on the Securitization Properties, and contain customary events of default for a loan of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments and cross-default with certain other indebtedness. In the event of default, the lender may apply funds, as the lender elects, from a cash management account controlled by the lender for the collection of all rents and cash generated by the Borrower's properties, foreclose on its security interests, appoint a new property manager, and in limited circumstances, enforce the Company's guaranty. As of March 31, 2015 and December 31, 2014, the cash management account had a balance of $2,896 and $3,542, respectively, classified as escrow deposits on the condensed consolidated balance sheets. As of March 31, 2015 and December 31, 2014, the Company was in compliance with all financial covenants.

Revolving Credit Facility

Certain of the Company's subsidiaries have a revolving credit facility (the "revolving credit facility") with a syndicate of banks. On February 18, 2015, the Company amended and restated the revolving credit facility to increase the borrowing capacity to $400,000 from $200,000. As amended, the revolving credit facility bears interest at a varying rate of LIBOR plus 300 basis points and is not subject to a LIBOR floor. Prior to the amendment, the revolving credit facility bore interest at varying rate of LIBOR plus 3.5% subject to a LIBOR floor of 0.5%. The Company is also required to pay a monthly fee on the unused portion of the revolving credit facility at a rate of 0.5% per annum, when the balance outstanding is less than $200,000 or 0.3% per annum when the balance outstanding is equal to or greater than $200,000.  As part of the amendment, the term of the revolving credit facility was extended to February 18, 2018 and the advance rate for borrowings was increased to 65% from 55%. The advance rate is based on the aggregate value of the eligible properties which value is calculated as the lesser of (a) the third-party broker price opinion value or (b) the original purchase price plus certain renovation and other capitalized costs of the properties. The Company used proceeds from the revolving credit facility to fund the Portfolio Acquisition. The remaining proceeds will be used for working capital and other corporate purposes, including the acquisition, financing and renovation of properties.

As of March 31, 2015 and December 31, 2014, $82,221 and $67,096, respectively, was outstanding under the revolving credit facility. The interest rate on the revolving credit facility as of March 31, 2015 and 2014 was 3.27% and 4.0%, respectively. In the three months ended March 31, 2015 and 2014, the Company incurred $973 and $1,949 respectively, in gross interest expense on the revolving credit facility, excluding amortization of deferred financing costs and before the effect of capitalizing interest related to property renovations.

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

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2015
(amounts in thousands, except share data and property counts)

The revolving credit facility does not contractually restrict the Company’s ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. For example, in the final year of the revolving credit facility, all cash generated by the properties in the Pledged Subsidiaries must be used to pay down the principal amount outstanding under the revolving credit facility.  The revolving credit facility requires the Company to meet certain quarterly financial tests pertaining to net worth, total liquidity, debt yield and debt service coverage ratios, as defined by the revolving credit facility agreement.  The Company must maintain at all times total liquidity of $25,000 and a net worth of at least $125,000, in each case as determined in accordance with the revolving credit facility agreement.  As of March 31, 2015, and December 31, 2014, the Company was in compliance with all financial covenants.  The revolving credit facility also provides for the restriction of cash whereby the Company must set aside funds for payment of insurance, property taxes and certain property operating and maintenance expenses associated with properties in the Pledged Subsidiaries' portfolios.  As of March 31, 2015 and December 31, 2014, the Company had $3,241 and $6,457, respectively, included in escrow deposits associated with the required reserves.  The revolving credit facility also contains customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.

Deferred Financing Costs

Costs incurred in the placement of the Company’s debt are being amortized using the straight-line method, which approximates the effective interest method, over the terms of the related debt. Amortization of deferred financing costs is recorded as interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

In connection with its Securitization Loan, the Company incurred deferred financing costs of $477 for the three months ended March 31, 2015. The costs are being amortized through September 9, 2019, the fully extended maturity date of the Securitization Loan. Amortization of the deferred financing costs was $581 for the three months ended March 31, 2015.

In connection with its revolving credit facility, the Company incurred deferred financing costs of $4,413 and $1,260 for the three months ended March 31, 2015 and 2014, respectively. Amortization of the deferred financing costs was $411 and $460 for the three months ended March 31, 2015 and 2014, respectively.

Interest Rate Cap Agreements

The variable rate of interest on the Company's debt exposes the Company to interest rate risk. The Company seeks to manage this risk through the use of interest rate cap agreements.

As of December 31, 2014, the Company held four interest rate cap agreements, including three interest rate cap agreements with an aggregate notional amount of $245,000, LIBOR caps of 3.00%, and termination dates of May 10, 2016 associated with the revolving credit facility, and one interest rate cap with a notional amount of $312,667, a LIBOR cap of 3.1085%, and a termination date of September 15, 2016 associated with the Securitization Loan.

On January 28, 2015, the Company entered into a forward-starting interest rate cap agreement associated with the Securitization Loan at a purchase price of $1,383. The interest rate cap has an effective date of September 15, 2016, a termination date of September 15, 2019, a notional amount of $200,000, and a LIBOR cap rate of 3.1085%.

In conjunction with the amendment to the revolving credit facility executed on February 18, 2015, the Company sold the existing interest rate cap agreements associated with such facility for an aggregate sales price of $4 and entered into a new interest rate cap agreement with a notional amount of $83,000, a LIBOR cap of 3.0%, and a termination date of February 17, 2018, at a purchase price of $272.

On March 31, 2015, the Company entered into an interest rate cap associated with the revolving credit facility at a purchase price of $595. The interest rate cap has an effective date of March 31, 2015, a termination date of February 18, 2018, a notional amount of $266,100, and a LIBOR cap rate of 3.0%.

The Company determined that the interest rate caps purchased in the three months ended March 31, 2015 qualify for hedge accounting and, therefore, designated the derivatives as cash flow hedges with future changes in fair value recognized through other comprehensive loss (see Note 9). Ineffectiveness is calculated as the amount by which the change in fair value of the derivatives exceeds the change in the fair value of the anticipated cash flows related to the corresponding debt.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2015
(amounts in thousands, except share data and property counts)

Capitalized Interest

The Company capitalizes interest for properties undergoing renovation activities and purchased subsequent to the Company obtaining debt in May 2013.  Capitalized interest totaled $270 and $82 for the three months ended March 31, 2015 and 2014, respectively.

Note 5. Equity Incentive Plan

Restricted Stock Awards

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

Performance Stock Units

On February 12, 2015, the Company granted 165,000 performance stock units to certain members of executive and senior management under its equity incentive plan. Each PSU represents the potential to receive Silver Bay common stock after the completion of three years of service from the date of grant. The number of shares of Silver Bay common stock to be earned as of the vesting date for each PSU increases and decreases based on Silver Bay's total stockholder return (stock price appreciation plus dividends) ("TSR"). The number of shares of common stock is determined by multiplying the target number of PSUs by the TSR multiplier, determined in accordance with the following table:

Annualized TSR	TSR Multiplier
6.5%	—%
8%	50%
10%	100%
12%	150%
16%	200%

To the extent the Company's annualized TSR falls between two discrete points, linear interpolation shall be used to determine the TSR multiplier. Additionally, each PSU contains one dividend equivalent right, which is equal to the cash dividend that would have been paid on the PSU had the PSU been an issued and outstanding common share on the record date for the dividend and is payable in additional shares if the market and service conditions are met.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2015
(amounts in thousands, except share data and property counts)

The Company utilized a Monte-Carlo simulation to calculate the weighted-average grant date fair value of $7.00 per unit, using the following assumptions:

Expected volatility (1)	17.55%
Dividend assumption (2)	—%
Expected term in years	3.00
Risk-free rate	1.02%
Stock price (per share) (3)	$15.72
Beginning average stock price (per share) (4)	$16.06
_______________

(1)
Expected volatility is calculated as a 50.0% relative weighting of the Company's historical volatility of 15.54% (over the period from August 1, 2013 through the date of grant of the PSUs) and a 50.0% relative weighting on the implied volatility of 19.55%.

(2)	An assumed dividend yield of 0% is the mathematical equivalent to the reinvestment of dividends, which is consistent with the TSR definition described above.

(3)	Based on the closing price of the Company's common stock on February 12, 2015.

(4)	Based on the 30 trading days ended on February 12, 2015.

For the three months ended March 31, 2015, the Company recognized non-cash performance-based stock unit expense of $50, which is included within share-based compensation in the condensed consolidated statements of operations and comprehensive loss. Unrecognized compensation expense at March 31, 2015 was $1,105, which is expected to be recognized over the remaining three-year service period of the PSUs.

Note 6.  Stockholders’ Equity

Common Stock

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

In the three months ended March 31, 2015, the Company repurchased and retired 470,417 shares under the program for a total cost of $7,601, at an average purchase price of $16.16, inclusive of commissions.

Common Stock Dividends

The following table presents cash dividends declared by the Company on its common stock during the three months ended March 31, 2015, and the four immediately preceding quarters:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share
March 25, 2015	April 6, 2015	April 17, 2015	$0.09
December 18, 2014	December 29, 2014	January 9, 2015	0.06
September 4, 2014	September 22, 2014	October 3, 2014	0.04
June 19, 2014	June 30, 2014	July 11, 2014	0.03
March 13, 2014	March 24, 2014	April 4, 2014	0.03

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2015
(amounts in thousands, except share data and property counts)

Preferred Stock Dividends

The following table presents cash dividends declared by the Company on its 10% cumulative redeemable preferred stock during the three months ended March 31, 2015, and the four immediately preceding quarters:

Declaration Date	Payment Date	Cash Dividend per Share
March 25, 2015	April 17, 2015	$27.22
January 9, 2015	January 9, 2015	26.67
October 3, 2014	October 3, 2014	22.78
June 25, 2014	June 30, 2014	26.94
April 2, 2014	April 4, 2014	23.33

Note 7.  Earnings (Loss) Per Share

The following table presents a reconciliation of net loss attributable to common stockholders and shares used in calculating basic and diluted earnings (loss) per share ("EPS") for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Net loss attributable to controlling interests	$(3,619)	$(4,365)
Preferred stock distributions	(25)	(25)
Net loss attributable to common stockholders	$(3,644)	$(4,390)
Basic and diluted weighted average common shares outstanding	36,428,809	38,542,728
Net loss per common share - basic and diluted	$(0.10)	$(0.11)

A total of 2,231,511 common units were outstanding at March 31, 2015, but have been excluded from the calculation of diluted EPS as their inclusion would not be dilutive. In addition, 165,000 PSUs have been excluded from the calculation of diluted EPS for the three months ended March 31, 2015, as the requisite performance conditions had not been met as of such date.

Note 8.  Related Party Transactions

Advisory Management Agreement

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
During the three months ended March 31, 2014, the Company expensed $2,201 in advisory management fees, net of the reduction for the 5% property management fee described below.

The Company also reimbursed the Former Manager for certain general and administrative expenses, primarily related to employee compensation and certain office costs. Direct and allocated costs incurred by the Former Manager on behalf of the Company totaled $1,339 for the three months ended March 31, 2014.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2015
(amounts in thousands, except share data and property counts)

Property Management and Acquisition Services Agreement

Prior to the Internalization, the Company and the Former Manager’s operating subsidiary maintained a property management and acquisition services agreement pursuant to which the Former Manager’s operating subsidiary acquired and managed single-family properties on the Company’s behalf. For these services, the Company reimbursed the Former Manager’s operating subsidiary for all direct expenses incurred in the operation of its business, including the compensation of its employees. The Former Manager’s operating subsidiary also received a property management fee equal to 5% of certain costs and expenses incurred by it in the operation of its business that were reimbursed by the Company. Prior to the Internalization, this 5% property management fee reduced the advisory management fee paid to the Former Manager on a dollar-for-dollar basis. Upon Internalization, the Former Manager's operating subsidiary performing these services was acquired.

During the three months ended March 31, 2014, the Company incurred property management expense of $2,895. These amounts included direct expense reimbursements of $1,980 and the 5% property management fee of $111. The remaining amounts in property management fees of $804 were incurred to reimburse the Former Manager's operating subsidiary for expenses payable to third-party property managers and direct property management type expenses. In addition, the Company incurred charges with the Former Manager's operating subsidiary of $229 in acquisitions and renovation fees, which the Company capitalized as part of property acquisition and renovation costs of $11 for leasing services, which are reflected as other assets and amortized over the life of the leases.

Note 9.  Derivative and Other Fair Value Instruments

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

Recurring Fair Value

The Company uses interest rate cap agreements to manage its exposure to interest rate risk (refer to Note 4). The interest rate cap agreements are valued using models developed by the respective counterparty that use as their basis readily observable market parameters (such as forward yield curves).

The following tables provide a summary of the aggregate fair value measurements for the interest rate cap agreements and the location within the condensed consolidated balance sheets at March 31, 2015 and December 31, 2014, respectively:

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	March 31, 2015	Quoted Prices (Unadjusted) for Identical Assets/Liabilities (Level 1)	Quoted Prices for Similar Assets and Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Caps (cash flow hedges)	Other Assets	$2,248	$—	$2,248	$—

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2015
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

The following table provides a summary of the effect of cash flow hedges on the Company's condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2015:

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss on Derivative	Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Interest Rate Caps	$(59)	Interest Expense	$—	Interest Expense	$—

The following table provides a summary of the effect of cash flow hedges on the Company's condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2014:

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss on Derivative	Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Interest Rate Caps	$(86)	Interest Expense	$—	N/A	$—

As of March 31, 2015 and December 31, 2014, there were $145 and $86, respectively, in deferred losses in accumulated other comprehensive loss related to interest rate cap agreements. The Company expects to recognize $34 in interest expense during the twelve months ending March 31, 2016, which will be reclassified out of accumulated other comprehensive loss in accordance with the amortization schedules established upon designation of the interest rate caps as cash flow hedges. During the three months ended March 31, 2015, the Company recorded $9 in losses as interest expense related to the change in fair value of interest rate caps not designated as cash flow hedges.

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
Three Months Ended March 31, 2015
(amounts in thousands, except share data and property counts)

Fair Value of Other Financial Instruments

In accordance with ASC 820, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the condensed consolidated balance sheets, for which fair value can be estimated.  The following describes the Company’s methods for estimating the fair value for financial instruments. Descriptions are not provided for those items that have zero balances as of March 31, 2015.

•
Cash and cash equivalents, escrow deposits, resident prepaid rent and security deposits, resident rent receivable (included in other assets), accounts payable, and accrued property expenses have carrying values which approximate fair value because of the short-term nature of these instruments.  The Company categorizes the fair value measurement of these assets and liabilities as Level 1.

•
The Company’s revolving credit facility has a floating interest rate based on an index plus a spread and the credit spread is consistent with those demanded in the market for facilities with similar risk and maturities. As the revolving credit facility was amended and restated on February 18, 2015, the interest rate on this borrowing is at market as of March 31, 2015 and thus, the carrying value of the debt approximated fair value. The Company categorizes the fair value measurement of this liability as Level 2.

•
The fair value of the Company's Securitization Loan was $309,778 as of March 31, 2015, based on an average of market quotations. The Company categorizes the fair value measurement of this liability as Level 2.

•
The Company’s 10% cumulative redeemable preferred stock had a fair value which approximates its liquidation value at March 31, 2015.  The Company categorizes the fair value measurement of this instrument as Level 2.

Note 10.  Commitments and Contingencies

Concentrations

As of March 31, 2015, approximately 51% of the Company’s properties were located in Phoenix, AZ, Tampa, FL, and Atlanta, GA, which exposes the Company to greater economic risks than if the Company owned a more geographically dispersed portfolio. As of April 1, 2015, reflecting the impact of the Portfolio Acquisition, approximately 57% of the Company's properties were located in Phoenix, Tampa, and Atlanta.

Resident Security Deposits

As of March 31, 2015, the Company had $9,338 in resident security deposits. Security deposits are refundable, net of any outstanding charges and fees, upon expiration of the underlying lease.

Earnest Deposits

Escrow deposits include non-refundable cash or earnest deposits for the purchase of properties. As of March 31, 2015, the Company had earnest deposits for property purchases of $5,369, including a $5,300 earnest deposit for the Portfolio Acquisition described in Note 3. As of March 31, 2015, for properties acquired through individual broker transactions and the Portfolio Acquisition, which involve submitting a purchase offer, the Company had offers accepted to purchase residential properties for an aggregate amount of $265,968. Not all of the properties, including 89 properties associated with the Portfolio Acquisition which are under contract to close in the future, are certain to be acquired because properties may fall out of escrow through the closing process for various reasons and the escrow deposits may be lost.

Legal and Regulatory

From time to time, the Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of the Company's business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company's condensed consolidated financial statements and, therefore, no accrual has been recorded as of March 31, 2015.

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

Overview

We are an internally-managed Maryland corporation focused on the acquisition, renovation, leasing, and management of single-family properties in select markets in the United States. Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We generate virtually all of our revenue by leasing our portfolio of single-family properties. As of March 31, 2015, we owned 6,864 single family properties in Arizona, California, Florida, Georgia, Nevada, North Carolina, Ohio and Texas, excluding properties held for sale. On April 1, 2015, we acquired 2,373 properties in the Portfolio Acquisition (defined below) and had an additional 89 properties under contract as part of the Portfolio Acquisition. The homes are primarily located in Atlanta, Charlotte, Tampa and Orlando.

Through September 30, 2014, we were externally managed by PRCM Real Estate Advisers LLC (our "Former Manager"). During this time, we relied on our Former Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business as we had no employees of our own. On September 30, 2014, we closed a transaction to internalize our management (the "Internalization") and now own all material assets and intellectual property rights of our Former Manager previously used in the conduct of its business and continue to be managed by officers and employees who worked for our Former Manager and became our employees as a result of the Internalization.

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

Silver Bay Realty Trust Corp. was incorporated in Maryland in June 2012. Silver Bay Realty Trust Corp. conducts its business and owns all of its properties through Silver Bay Operating Partnership L.P. (the "Operating Partnership"), a Delaware limited partnership. Silver Bay Realty Trust Corp.’s wholly owned subsidiary, Silver Bay Management LLC (the "General Partner") is the sole general partner of the Operating Partnership. Silver Bay Realty Trust Corp. has no material assets or liabilities other than its investment in the Operating Partnership. As of March 31, 2015, Silver Bay Realty Trust Corp. owned, through a combination of direct and indirect interests, 94.2% of the partnership interests in the Operating Partnership. Except as otherwise required by the context, references to the “Company,” “Silver Bay,” “we,” “us” and “our” refer collectively to Silver Bay Realty Trust Corp., the Operating Partnership and the direct and indirect subsidiaries of each.

Acquisition of The American Home Real Estate Investment Trust, Inc. Portfolio
On April 1, 2015, we completed the previously announced acquisition (the “Portfolio Acquisition”) of the portfolio of properties from The American Home Real Estate Investment Trust (“TAH”), a Maryland corporation. We acquired 2,373 properties in the transaction (the “Acquired Properties”) and had an additional 89 properties under contract as of April 1, 2015 with TAH to acquire at subsequent closings. The aggregate purchase price for the Portfolio Acquisition, inclusive of the 89 properties not acquired as of April 1, 2015, was $263.0 million. The homes are primarily located in Atlanta, Charlotte, Tampa and Orlando and increase the total number of homes we own in these markets. We used amounts borrowed under our recently increased revolving credit facility to fund our payment of the purchase price. The Acquired Properties were substantially leased as of April 1, 2015 with aggregate occupancy of approximately 93% and average existing rents of approximately $960 per month.

Property Portfolio

Our real estate investments consist of single-family properties in select markets. As of March 31, 2015, we owned 6,864 single-family properties, excluding properties held for sale, in the following markets:

Market	Number of Properties (1)	Aggregate Cost Basis (2) (thousands)	Average Cost Basis Per Property (thousands)	Average Age (in years) (3)	Average Square Footage
Phoenix	1,424	$201,719	$142	26.2	1,636
Atlanta	1,133	143,403	127	18.5	1,983
Tampa	926	133,046	144	25.4	1,656
Dallas	503	66,948	133	23.0	1,619
Jacksonville	450	59,265	132	26.4	1,527
Southeast FL (4)	385	74,720	194	43.4	1,495
Northern CA (5)	384	72,591	189	46.4	1,401
Orlando	335	49,644	148	27.4	1,555
Las Vegas	291	41,298	142	18.7	1,717
Columbus	284	32,913	116	37.6	1,414
Charlotte	262	36,645	140	13.9	1,804
Tucson	209	17,347	83	42.0	1,330
Southern CA (6)	156	23,715	152	45.0	1,346
Houston	122	14,170	116	31.0	1,653
TOTALS	6,864	$967,424	$141	27.4	1,647

(1)	Total properties exclude properties held for sale or sold by our TRS and any properties previously acquired in purchases that have been subsequently rescinded or vacated.

(2)
Aggregate cost includes all capitalized costs, determined in accordance with GAAP, incurred through March 31, 2015 for the acquisition, stabilization, and significant post-stabilization renovation of properties, including land, building, possession costs and renovation costs. Aggregate cost includes $9.5 million in capital improvements, incurred from our formation through March 31, 2015, made to properties that had been previously renovated, but does not include accumulated depreciation.

(3)
As of March 31, 2015, approximately 8% of our properties were less than 10 years old, 33% were between 10 and 20 years old, 19% were between 20 and 30 years old, 19% were between 30 and 40 years old, 9% were between 40 and 50 years old, and 12% were more than 50 years old. Average age is an annual calculation.

(4)	Southeast Florida market currently consists of Miami-Dade, Broward and Palm Beach counties.

(5)	Northern California market currently consists of Contra Costa, Napa and Solano counties.

(6)	Southern California market currently consists of Riverside and San Bernardino counties.

Recent Highlights of 2015

•
On April 1, 2015, we completed the Portfolio Acquisition, acquiring 2,373 properties with an additional 89 properties under contract. The aggregate purchase price for the Portfolio Acquisition, inclusive of the 89 properties not acquired as of April 1, 2015, was $263.0 million. The acquired portfolio was substantially leased as of the acquisition date. The Portfolio Acquisition was financed using proceeds from the revolving credit facility, which was amended and restated on February 18, 2015 to, amongst other changes, increase the borrowing capacity to $400.0 million from $200.0 million.

•
Funds From Operations ("FFO") was $3.0 million, or $0.08 per share, in the first quarter of 2015, as compared to $2.1 million, or $0.05 per share, in the first quarter of 2014. Core Funds From Operations ("Core FFO") was $4.5 million, or $0.12 per share, in the first quarter of 2015, as compared to $2.7 million, or $0.07 per share, in the first quarter of 2014.

•	On March 25, 2015, we declared a $0.09 per share dividend on our common stock.

•
At March 31, 2015, we had cash and cash equivalents of $32.9 million and $317.8 million in additional borrowing capacity under the revolving credit facility. On April 1, 2015, we borrowed $266.8 million under our revolving credit facility, leaving us with $51.0 million in additional borrowing capacity as of such date.

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

Industry and Market Outlook

The housing market environment in our markets remains attractive for single-family property ownership and rentals. Acquisition pricing for housing in certain of our markets remains attractive and demand for housing is growing or remains strong. At the same time, we continue to face competition for new properties and residents from local operators and institutional managers.

Housing prices across all of our core markets have appreciated over the past twelve months. Despite these gains, we believe housing in certain of our markets continues to provide attractive acquisition opportunities and remains inexpensive relative to replacement cost and affordability metrics.

MSA Home Price Appreciation (“HPA”)(1)
Source: CoreLogic as of February 2015

Market	HPA (Peak to Trough)(2)	HPA (Peak to Current)	HPA (Prior 12 months)	HPA (Prior 3 months)
Phoenix, AZ	-53%	-29%	3%	1%
Tucson, AZ	-42%	-31%	2%	1%
Northern CA (3)	-58%	-33%	7%	—%
Southern CA (4)	-53%	-30%	5%	1%
Jacksonville, FL	-41%	-29%	6%	—%
Orlando, FL	-55%	-37%	3%	—%
Southeast FL (5)	-53%	-35%	6%	1%
Tampa, FL	-48%	-33%	5%	—%
Atlanta, GA	-34%	-8%	7%	—%
Charlotte, NC	-17%	5%	6%	3%
Las Vegas, NV	-60%	-38%	6%	—%
Columbus, OH	-18%	-4%	6%	-1%
Dallas, TX (6)	-13%	7%	7%	1%
Houston, TX	-13%	17%	10%	3%
National	-32%	-12%	6%	1%
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

(4)
MSA used for Southern California is Riverside-San Bernardino-Ontario. This MSA is comprised of Riverside and San Bernardino counties and the most populous cities in the MSA are Riverside, San Bernardino, Fontana and Moreno Valley.

(5)	MSA used for Southeast Florida is Fort Lauderdale-Pompano Beach-Deerfield Beach.

(6)	MSA used for Dallas is Fort Worth-Arlington.

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

Acquisitions

Our ability to identify and acquire single-family properties that meet our investment criteria will be affected by home prices in our markets, the inventory of properties available through our acquisition channels, competition for our target assets, and our capital available for investment. We acquired 85 properties at an average purchase price of $115,000 in the three months ended March 31, 2015.

As of March 31, 2015, for properties acquired which involve submitting a purchase offer, we had offers accepted to purchase 2,488 additional properties for an aggregate amount of $266.0 million. This amount includes approximately 2,460 properties acquired or to be acquired as part of the Portfolio Acquisition for $263.0 million.

The pace of our acquisitions following the Portfolio Acquisition will be subject to the availability of additional debt or equity capital, among other factors.

Stabilization, Renovation and Leasing

Before an acquired property becomes an income producing asset, we must possess, renovate, market and lease the property.  We refer to this process as property stabilization. We consider a property stabilized at the earlier of (i) its first authorized occupancy or (ii) 90 days after the renovations for such property are complete regardless of whether the property is leased. Properties acquired with in-place leases are considered stabilized even though such properties may require future renovation to meet our standards and may have existing residents who would not otherwise meet our resident screening requirements. The time to stabilize a newly acquired property can vary significantly among properties for several reasons, including the property’s acquisition channel, the age and condition of the property, whether the property was vacant when acquired, local demand for our properties, our marketing techniques, and the size of our available inventory of rent ready properties. During the three months ended March 31, 2015, we stabilized 392 properties.

The following table summarizes the stabilized and leasing status of our properties as of March 31, 2015:

Market	Number of Properties	Number of Stabilized Properties	Properties Leased	Properties Vacant	Aggregate Portfolio Occupancy Rate	Stabilized Occupancy Rate	Average Monthly Rent (1)	Average Remaining Lease Term (Months) (2)
Phoenix	1,424	1,424	1,386	38	97.3%	97.3%	$1,073	7.5
Atlanta	1,133	1,111	1,064	69	93.9%	95.8%	1,155	7.8
Tampa	926	926	884	42	95.5%	95.5%	1,285	6.5
Dallas	503	469	427	76	84.9%	91.0%	1,280	7.3
Jacksonville	450	414	392	58	87.1%	94.7%	1,115	8.7
Southeast FL	385	331	305	80	79.2%	92.1%	1,668	8.7
Northern CA	384	384	376	8	97.9%	97.9%	1,526	4.3
Orlando	335	319	316	19	94.3%	99.1%	1,214	7.4
Las Vegas	291	291	287	4	98.6%	98.6%	1,166	5.6
Columbus	284	284	275	9	96.8%	96.8%	1,047	9.1
Charlotte	262	169	145	117	55.3%	85.8%	1,194	6.3
Tucson	209	209	201	8	96.2%	96.2%	840	4.8
Southern CA	156	155	152	4	97.4%	98.1%	1,185	5.7
Houston	122	122	119	3	97.5%	97.5%	1,225	6.2
Totals	6,864	6,608	6,329	535	92.2%	95.8%	$1,200	7.1

(1)
Average monthly rent for leased properties was calculated as the average of the contracted monthly rent for all leased properties as of March 31, 2015 and reflects rent concessions amortized over the life of the related lease.

(2)	Average remaining lease term assumes a remaining term of 30 days for leases in month-to-month status.

Stabilized occupancy increased to 95.8% as of March 31, 2015 compared to 93.5% as of December 31, 2014. The increase in the stabilized occupancy percentage was primarily a function of positive leasing momentum in the Jacksonville, Atlanta and Phoenix markets.

In the quarter ended March 31, 2015, 381 properties turned over. This turnover number includes move-outs, evictions and lease breaks on our stabilized portfolio but excludes evictions of unauthorized residents at time of acquisition. Quarterly turnover for the three months ended March 31, 2015 was 5.8% compared to 6.6% for the three months ended March 31, 2014. Quarterly turnover represents the number of properties turned over in the period divided by the number of properties in stabilized status at period-end (i.e., 6,608 properties as of March 31, 2015). The total number of properties with lease expirations in the three months ended March 31, 2015 was 1,510, including properties with month-to-month occupancy in the period. Of these properties, 257 properties turned over (indicating an 83.0% retention rate for these properties).

The following is a summary of our turnover percentage by quarter for the three months ended March 31, 2015 and the prior three quarters:

Quarter Ended	Turnover (1)
March 31, 2015	5.8%
December 31, 2014	6.6%
September 30, 2014	8.9%
June 30, 2014	8.1%
Trailing twelve months	29.4%

(1)	Quarterly turnover percentage represents the number of properties turned over in each respective period divided by the number of properties in stabilized status as of each respective period-end.

Results of Operations

The following are our results of operations (unaudited) for the three months ended March 31, 2015 and 2014:

Income Statement Data	Three Months Ended March 31,
(amounts in thousands except per share data)	2015	% of Revenue	2014	% of Revenue
Revenue:
Total revenue	$22,252	100%	$18,131	100%
Expenses:
Property operating and maintenance	4,357	19.6%	3,610	19.9%
Real estate taxes	3,551	16.0%	2,486	13.7%
Homeowners’ association fees	405	1.8%	304	1.7%
Property management	2,147	9.6%	2,895	16.0%
Depreciation and amortization	7,111	32.0%	6,145	33.9%
Advisory management fee - affiliates	—	—%	2,201	12.1%
Portfolio acquisition expense	755	3.4%	—	—%
General and administrative	4,050	18.2%	1,919	10.6%
Share-based compensation	497	2.2%	198	1.1%
Interest expense	3,486	15.7%	2,327	12.8%
Other	(266)	(1.2)%	411	2.3%
Total expenses	26,093		22,496
Net loss	$(3,841)		$(4,365)
Net loss attributable to common stockholders	$(3,644)		$(4,390)
Net loss attributable to common shares - basic and diluted	$(0.10)		$(0.11)
Other data (1):
Net operating income	$11,876	53.4%	$9,223	50.9%
Funds from operations (FFO)	$2,984		$2,075
Core funds from operations (Core FFO)	$4,490		$2,656
FFO per share	$0.08		$0.05
Core FFO per share	$0.12		$0.07

(1) NOI, FFO and Core FFO are non-GAAP financial measures we believe, when considered with the financial statements determined in accordance with GAAP, are helpful to investors in understanding our performance as a REIT. Reconciliations of NOI, FFO and Core FFO to net loss prepared in accordance with GAAP are found in this Item 2 under the headings "Net Operating Income" and "Funds From Operations and Core Funds From Operations".

Comparison of the Three Months Ended March 31, 2015 and the Three Months Ended March 31, 2014

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

Total revenue increased $4.1 million, or 22.7%, in the first quarter of 2015 over the prior year period. This increase was due primarily to the increase in the number of properties leased and secondarily to the increase in average monthly rent at March 31, 2015, as compared to the prior year. We owned 6,329 leased properties as of March 31, 2015 as compared to 5,300 leased properties as of March 31, 2014. We achieved an average monthly rent for leased properties in our total portfolio of $1,200 and $1,163 as of the end of the first quarters of 2015 and 2014, respectively.

Expenses

Property Operating and Maintenance Expenses.  Property operating and maintenance expenses increased $747,000, or 20.7%, in the first quarter of 2015 over the prior year period.  Included in property operating and maintenance expenses are property insurance, bad debt, utilities and landscape maintenance on market ready properties not leased, repairs and maintenance, and expenses associated with resident turnover. The increase in these expenses from the prior year period was generally due to the significant increase in the number of properties owned and in-service in the three months ended March 31, 2015 as compared to the prior year period as well as an increase in turnover in the first quarter of 2015.

Real Estate Taxes.  Real estate taxes are expensed once a property is market ready for the first time.  Real estate taxes increased $1.1 million, or 42.8%, in the first quarter of 2015 over the prior year period. The increase in real estate taxes is attributable to the significant increase in the number of properties owned and in-service in the three months ended March 31, 2015 as compared to the prior year period and increased property tax assessments largely attributable to home price appreciation in certain of our markets.

Property Management.  We utilize a hybrid approach for property management. As of March 31, 2015, we used internal teams in Phoenix, Atlanta, Southeast Florida, Columbus, Tampa (effective July 2014), Southern California (effective August 2014), Charlotte (effective October 2014), Northern California (effective December 2014), and Dallas (effective February 2015), which represents 79.5% of our portfolio. We use third-party property managers in our other markets. Prior to the Internalization, rather than compensating our Former Manager’s operating subsidiary with commissions or fees based on rental income, we reimbursed all costs and expenses of our Former Manager’s operating subsidiary incurred on our behalf.  In addition to these costs, we paid a property management fee to our Former Manager’s operating subsidiary equal to 5% of certain compensation and overhead costs incurred as a result of providing services to us, which reduced the advisory management fee paid to our Former Manager by the same amount. Following the Internalization, we incur all property management costs directly. Third-party property management arrangements include fees based on a percentage of rental income and other fees collected from our residents and, in some cases, fees for renovation oversight and leasing activities.

Property management expenses decreased $748,000, or 25.8%, in the first quarter of 2015 compared to the prior year period due to the classification of certain personnel related costs in general and administrative in the first quarter of 2015, which were classified in property management in the prior year period, the lack of system implementation costs, and the lack of the 5% property management fee in the current period. Beginning in the fourth quarter of 2014, certain personnel related costs previously classified in property management are classified in general and administrative due to changes in the management structure resulting from the Internalization. We incurred $675,000 in such reclassified costs in the first quarter of 2014 now reflected as general and administration expense.

Depreciation and Amortization.  Depreciation and amortization includes depreciation on real estate assets placed in-service and amortization of deferred lease fees and in-place leases.  Depreciation and amortization increased $966,000, or 15.7%, over the prior year period, primarily as a result of an increase in the number of properties being depreciated in the first quarter of 2015, as more properties are owned and in-service than the prior year period.

Advisory Management Fee. Prior to the Internalization, we relied on our Former Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business because we had no employees of our own.  Under the previous arrangement, we paid our Former Manager a quarterly advisory management fee equal to 0.375% (a 1.5% annual rate) of our average fully-diluted market capitalization during the preceding quarter, less the 5% property management fee paid to our Former Manager’s operating subsidiary. Beginning in the fourth quarter of 2014, we no longer incur the advisory management fee and, as described below, general and administrative expenses will increase related to personnel expenses and other expenses previously borne by our Former Manager.

Portfolio Acquisition Expense. We incurred $755,000 of costs associated with the Portfolio Acquisition in the three months ended March 31, 2015 and we expect to expense additional costs related to the transaction in the second quarter of 2015.

General and Administrative Expense. General and administrative expenses include those costs related to being a public company, costs incurred under the advisory management agreement with our Former Manager through the date of Internalization on September 30, 2014, certain personnel costs we now incur directly following the Internalization and other expenses associated with our corporate and administrative functions. Under the advisory management agreement, we paid all costs and expenses of our Former Manager incurred in the operation of its business, including all compensation costs (other than for our Chief Executive Officer and personnel providing data analytics directly supporting the investment function). As described above, beginning in the fourth quarter of 2014, general and administrative expense includes certain amounts previously borne by our Former Manager for the compensation of our Chief Executive Officer, personnel providing data analytics directly supporting the investment function and certain other costs, in addition to personnel and operational costs classified as property management.

General and administrative expense increased $2.1 million, or 111.0%, in the first quarter of 2015 compared to the prior year period, which was primarily attributable to increased personnel and related costs for the reasons described above.

Share-based Compensation. Share-based compensation expense includes costs associated with our restricted stock awards to our board of directors and certain employees and our performance stock unit awards to certain members of management.

Share-based compensation expense increased $299,000, or 151.0%, in the first quarter of 2015 compared to the prior year period due to the awards made in February 2015, which are described in Note 5 of the condensed consolidated financial statements included within this Quarterly Report on Form 10-Q.

Interest Expense.  Interest expense includes interest incurred on the outstanding balance of our debt, an unused line fee on the undrawn amount of the revolving credit facility, and amortization of deferred financing fees, net of certain amounts capitalized for properties undergoing renovation activities.  Interest expense increased $1.2 million or 49.8% in the first quarter of 2015 over the prior year period, which was primarily attributable to a higher average outstanding balance of debt and amortization of additional financing fees incurred in the securitization transaction.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2014. The accounting policies used in preparing our interim 2015 condensed consolidated financial statements are the same as those described in our Annual Report, with the exception of our adoption in the first quarter of 2015 of Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). Refer to discussion of ASU 2014-08 in Note 2 of the condensed consolidated financial statements included within this Quarterly Report on Form 10-Q.

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

We consider the applicability and impact of all accounting standard updates ("ASU"). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The impact will be a reduction of other assets and the associated reported debt liability.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, fund and maintain our assets and operations, make interest payments and distributions to our stockholders. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Our near-term liquidity requirements consist primarily of acquiring and renovating properties, funding our operations, and making interest payments and distributions to our stockholders.

Our liquidity and capital resources as of March 31, 2015 consisted of cash and cash equivalents of $32.9 million, escrow deposits of $22.2 million, and $317.8 million in additional borrowing capacity under our revolving credit facility.  Escrow deposits primarily include refundable and non-refundable cash and earnest money on deposit with certain third-party property managers for property purchases and renovation costs, earnest money deposits, and at times, monies held with certain municipalities for property purchases.  Escrow deposits also include cash held in reserve at financial institutions, as required by our debt agreements, of $9.8 million at March 31, 2015.  As of March 31, 2015, for properties acquired through individual broker transactions and the Portfolio Acquisition that involve submitting a purchase offer, we had offers accepted to purchase residential properties for an aggregate amount of $266.0 million, including $263.0 million associated with the Portfolio Acquisition described above; however not all of these properties, including the 89 properties associated with the Portfolio Acquisition which are expected to close on dates subsequent to April 1, 2015, are certain to be acquired because certain properties may fall out of escrow through the closing process for various reasons. On April 1, 2015, we used $266.8 million drawn from the revolving credit facility to fund the Portfolio Acquisition, leaving us with $51.0 in additional borrowing capacity as of such date.

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

Securitization Loan

On August 12, 2014, we completed a securitization transaction (the "Securitization Transaction") in which we received gross proceeds of $311.2 million, net of an issue discount of $1.5 million and before issuance costs and reserves. The Securitization Transaction involved the issuance and sale of single-family rental pass-through certificates that represent beneficial ownership interests in a loan secured by 3,084 single-family properties (the "Securitization Properties") sold to one of our affiliates from our portfolio. In the Securitization Transaction, we sold approximately $312.7 million of certificates, with a blended effective interest rate of the London Interbank Offered Rate ("LIBOR") plus 1.92%.

As part of the Securitization Transaction, one of our subsidiaries (the "Borrower") entered into a loan agreement described below (the "Securitization Loan"). The Securitization Loan was subsequently deposited into a trust in exchange for the pass-through certificates. The pass-through certificates represent the entire beneficial interest in the trust and were sold in a private offering through the placement agents retained for the transaction. The certificates were offered and sold under Rule 144A and Regulation S under the Securities Act of 1933, as amended. In March 2015, we paid down $520,000 on the Securitization Loan to effect the release of four properties from the first priority mortgages securing the Securitization Loan.

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

We used the proceeds of the Securitization Loan to pay down the balance of our revolving credit facility at closing and the remaining proceeds were used for working capital and other corporate purposes, including the acquisition, financing and renovation of properties and the repurchase of common stock.

Revolving Credit Facility

Certain of our subsidiaries have a revolving credit facility with a syndicate of banks. On February 18, 2015, we amended and restated the revolving credit facility to increase the borrowing capacity to $400.0 million from $200.0 million. As amended, the revolving credit facility bears interest at a varying rate of LIBOR plus 300 basis points and is not subject to a LIBOR floor. Prior to the amendment, the revolving credit facility bore interest at varying rate of LIBOR plus 3.5% subject to a LIBOR floor of 0.5%. We are also required to pay a monthly fee on the unused portion of the revolving credit facility at a rate of 0.5% per annum, when the balance outstanding is less than $200.0 million or 0.3% per annum when the balance outstanding is equal to or greater than $200.0 million.   As part of the amendment, the term on the revolving credit facility was extended to February 18, 2018 and the advance rate for borrowings was increased to 65% from 55%. The advance rate is based on the aggregate value of the eligible properties which value is calculated as the lesser of (a) the third-party broker price opinion value or (b) the original purchase price plus certain renovation and other capitalized costs of the properties. We used the revolving credit facility to fund the Portfolio Acquisition. The remaining proceeds will be used for working capital and other corporate purposes, including the acquisition, financing and renovation of properties. At March 31, 2015, there was $82.2 million outstanding under the facility and $317.8 million in borrowing capacity.

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

The revolving credit facility does not contractually restrict our ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. For example, in the final year of the revolving credit facility, all cash generated by the properties in the Pledged Subsidiaries must be used to pay down the principal amount outstanding under the revolving credit facility. As of March 31, 2015, there were 2,280 properties pledged in the revolving credit facility. The revolving credit facility requires us to meet certain quarterly financial tests pertaining to total liquidity, net worth, debt yield and debt service coverage ratios and contain customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.  We must maintain at all times total liquidity of $25.0 million and a net worth of at least $125.0 million, in each case as determined in accordance with our revolving credit facility.

Interest Rate Cap Agreements

We enter into interest rate cap agreements to manage interest rate risk associated with our variable rate debt. As of March 31, 2015, we have two interest rate cap agreements at LIBOR of 3.00% with an aggregate notional amount of $349.1 million to hedge interest rate risk associated with our revolving credit facility, one interest rate cap agreement at LIBOR of 3.1085% with a notional amount of $312.7 million to hedge interest rate risk associated with our Securitization Loan with a termination date of September 15, 2016 and one forward-starting interest rate cap agreement at LIBOR of 3.1085% with a notional amount of $200.0 million to hedge interest rate risk associated with our Securitization Loan for the period September 15, 2016 through September 15, 2019.

Operating Activities

Net cash provided by operating activities in the three months ended March 31, 2015 was $8.3 million compared to cash used by operating activities of $12.7 million for the three months ended March 31, 2014.  Our operating cash flows during the three months ended March 31, 2015 were driven by an increase in our portfolio of cash-generating properties and the release of certain cash reserves associated with our debt. Our operating cash flows during the three months ended March 31, 2014 were affected by the results of our operations and other uses of operating cash, including payments to related parties, additional reserves provided under the revolving credit facility, and provision of cash to our property managers for operations.

Investing Activities

Net cash used in investing activities in the three months ended March 31, 2015 was $22.8 million and was primarily the result of our acquisition and renovation of newly acquired properties. We used $9.9 million for property acquisitions and another $9.5 million on capital improvements of which $8.2 million was attributable to our initial renovation of properties, which includes properties purchased in a bulk purchase that have been renovated for the first time, and $1.3 million was attributable to capital improvements to properties that had been previously renovated.

The average renovation cost per property was approximately $28,000 or 26% of the purchase price for all properties placed in service since commencing operations through March 31, 2015, including properties acquired with an in-place lease but excluding properties acquired from Provident Real Estate Advisors LLC. These renovation costs include capitalized expenditures for renovations, property taxes, homeowners’ association dues, interest, costs required to gain possession of the property and other capitalized expenditures until the property is ready for its intended use.

Net cash used in investing activities in the three months ended March 31, 2014 was $19.7 million and was primarily the result of our acquisition and renovation of newly acquired properties. We used $13.1 million for property acquisitions and another $7.8 million on capital improvements, of which $6.8 million was attributable to our initial renovation of properties which includes properties purchased in a bulk purchase that have been renovated for the first time and $1.0 million was attributable to capital improvements to properties that had been previously renovated.

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

Financing Activities

Net cash used by financing activities in the three months ended March 31, 2015 was $2.4 million and was attributable to repurchase and retirement of our common stock of $7.7 million, purchases of interest rate caps and other financing costs of $7.0 million, and payments of dividends of $2.4 million, partially off-set by draws on the revolving credit facility of $15.1 million. Cash provided by financing activities in the three months ended March 31, 2014 was $29.4 million, primarily attributable to proceeds from our revolving credit facility of $33.7 million, partially off-set by repurchases of our common stock of $2.4 million and other costs.

We have an obligation to pay dividends on our outstanding 10% cumulative redeemable preferred stock with a $1.0 million aggregate liquidation preference in preference to dividends paid on our common stock.

We have elected to be treated as a REIT for U.S. federal income tax purposes. As a REIT, under U.S. federal income tax law we are required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income. Subject to the requirements of the Maryland General Corporation Law, we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our board of directors, which in the aggregate approximately equal our REIT taxable income in the relevant year. On March 25, 2015, our board of directors declared $3.5 million in common stock and common unit dividends, which were paid on April 17, 2015.

In connection with our Internalization, we issued 2,231,511 common units of the Operating Partnership, which may be redeemed for cash or, at our election, a number of our common shares on a one-for-one basis beginning on September 30, 2015. To the extent that we redeem the common units for cash, our liquidity will decrease.

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

Aggregate Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from certain contractual obligations, as of March 31, 2015 (amounts in thousands):

	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Purchase obligations (1)	$265,968	$265,968	$—	$—	$—
Long-term debt obligations (2)	433,709	10,493	101,959	321,257	—
Operating lease obligations (3)	2,240	631	596	232	781
Total	$701,917	$277,092	$102,555	$321,489	$781

(1)
Reflects accepted offers on purchase contracts for properties acquired through individual broker transactions that involve submitting a purchase offer and those associated with the Portfolio Acquisition. Not all of these properties, including 89 properties associated with the Portfolio Acquisition, which are under contract to close in the future, are certain to be acquired as properties may fall out of escrow through the closing process for various reasons.

(2)
Includes estimated interest payments on the respective debt based on amounts outstanding as of March 31, 2015 and rates in effect as of such date. The revolving credit facility was amended and restated on February 18, 2015 and has a new maturity date of February 18, 2018. The Securitization Loan has an initial maturity date of September 9, 2016 and three, 12-month extension options resulting in a fully extended maturity date of September 9, 2019; this analysis assumes our exercise of the three extension options, which is management's intent.

(3)	Includes operating leases for corporate and market offices.

Net Operating Income

We define net operating income ("NOI") as total revenue less property operating and maintenance, real estate taxes, homeowners’ association fees, property management expenses, and certain other non-cash or unrelated non-operating expenses. NOI excludes depreciation and amortization, the former advisory management fees, portfolio acquisition expense, general and administrative expenses, share-based compensation, interest expense, and other non-comparable items as applicable. Additionally, NOI excludes certain property management add backs, such as the former 5% property management fee payable prior to the Internalization because it more closely represents additional advisory management fee, expensed acquisition fees and costs, and certain other property management costs.

We consider NOI to be a meaningful financial measure when considered with the financial statements determined in accordance with GAAP. We believe NOI is helpful to investors in understanding the core performance of our real estate operations.

The following is a reconciliation of our NOI to net loss as determined in accordance with GAAP for the three months ended March 31, 2015 and 2014 (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Net loss	$(3,841)	$(4,365)
Depreciation and amortization	7,111	6,145
Advisory management fee - affiliates	—	2,201
Portfolio acquisition expense	755	—
General and administrative	4,050	1,919
Share-based compensation	497	198
Interest expense	3,486	2,327
Other	(266)	411
Property operating and maintenance add back:
Market ready costs prior to initial lease and other	84	89
Property management add backs	—	298
Net operating income	$11,876	$9,223
Net operating income as a percentage of total revenue	53.4%	50.9%

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

Core Funds From Operations ("Core FFO") is a non-GAAP financial measure that we use as a supplemental measure of our performance. We believe that Core FFO is further helpful to investors as it provides a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We adjust FFO for expensed acquisition fees and costs, including those associated with our Portfolio Acquisition, certain fees and expenses related to our Securitization Transaction, share-based compensation, write-offs of expenses associated with changes in our debt structure, and certain other non-comparable costs to arrive at Core FFO.

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

FFO and Core FFO are calculated on a gross basis and, as such, do not reflect adjustments for the noncontrolling interests - Operating Partnership.

The following table sets forth a reconciliation of our net loss as determined in accordance with GAAP and our calculations of FFO and Core FFO for the three months ended March 31, 2015 and 2014. Also presented is information regarding the weighted-average number of shares of our common stock and common units of the Operating Partnership outstanding used for the computation of FFO and Core FFO per share (amounts in thousands, except share and per-share amounts):

	Three Months Ended March 31,
	2015	2014
Net loss	$(3,841)	$(4,365)
Depreciation and amortization	7,111	6,145
Other	(286)	295
Funds from operations	2,984	2,075

Adjustments:
Portfolio acquisition expense	755	—
Acquisition fees and costs expensed and other	—	60
Securitization fees and costs expensed (1)	—	110
Share-based compensation	497	198
Market ready costs prior to initial lease and other	84	89
System implementation costs	—	124
Write-off of deferred financing fees	31	—
Amortization of discount on securitization loan	75	—
Other (2)	64	—
Core funds from operations	$4,490	$2,656

FFO	$2,984	$2,075
Preferred stock distributions	(25)	(25)
FFO available to common shares and units	$2,959	$2,050

Core FFO	$4,490	$2,656
Preferred stock distributions	(25)	(25)
Core FFO available to common shares and units	$4,465	$2,631

Weighted average common shares and units outstanding (3)	38,660,320	38,542,728
FFO per share	$0.08	$0.05
Core FFO per share	$0.12	$0.07

(1)	Represents non-capitalizable costs related to our Securitization Transaction for personnel and other matters.

(2)	Non-comparable costs from prior periods.

(3)	Represents the weighted average of common shares and common units in the Operating Partnership outstanding for the periods presented.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Our future revenue, cash flows and fair values relevant to certain financial instruments are dependent upon prevailing market interest rates. Our Securitization Loan and revolving credit facility have variable rates of interest. We are therefore most vulnerable to changes in short-term LIBOR interest rates. For discussion of our borrowing activity in the three months ended March 31, 2015, see Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of this Quarterly Report on Form 10-Q.

There have been no material changes in our interest rate market risk during the three months ended March 31, 2015. For additional information on our interest rate market risk, refer to Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2015 - January 31, 2015	338,100	$16.3100	338,100	1,998,993
February 1, 2015 - February 28, 2015 (3)	136,265	15.7600	132,317	1,866,676
March 1, 2015 - March 31, 2015 (4)	260	15.7500	—	1,866,676
Total	474,625	$16.1500	470,417	1,866,676

(1)	Includes commissions.

(2)
These shares were repurchased and retired under the Company’s share repurchase program authorized on July 1, 2013, pursuant to which the Company is authorized to repurchase up to 5,000,000 shares of its common stock and which does not have an expiration date.

(3)	Includes 3,948 shares withheld to settle tax withholding obligations related to the vesting of restricted stock awards at a price of $15.72 per share.

(4)	Consists of shares withheld to settle tax withholding obligations related to the vesting of restricted stock awards.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

In the first quarter of 2015, we borrowed an aggregate amount of $15.1 million under our revolving credit facility described elsewhere in this Quarterly Report on Form 10-Q.

Item 6.  Exhibits

(a)	The attached Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BAY REALTY TRUST CORP.

Date: May 7, 2015	By:	/s/ David N. Miller
David N. Miller President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2015	By:	/s/ Christine Battist
Christine Battist Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
2.1	Contribution Agreement dated as of August 3, 2014 among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., Pine River Domestic Management L.P., Provident Real Estate Advisors LLC, and PRCM Real Estate Advisers LLC.	8-K	001-35760	2.1	August 4, 2014
2.2	Real Estate Sales Contract, dated as of February 18, 2015, between The American Home Real Estate Investment Trust, Inc. and 2015A Property Owner LLC
3.1	Articles of Amendment and Restatement of Silver Bay Realty Trust Corp.	10-K	001-35760	3.1	March 1, 2013
3.2	Amended and Restated Bylaws of Silver Bay Realty Trust Corp.	S-11/A	333-183838	3.5	October 17, 2012
3.3	Articles Supplementary for Cumulative Redeemable Preferred Stock of Silver Bay Trust Corp.	10-K	001-35760	3.3	March 1, 2013
4.1	Specimen Common Stock Certificate of Silver Bay Realty Trust Corp.	S-11/A	333-183838	3.5	November 23, 2012
4.2	Instruments defining the rights of holders of securities: See Articles VI and VII of our Articles of Amendment and Restatement.	10-K	001-35760	4.2	March 1, 2013
4.3	Instruments defining the rights of holders of securities: See Article VII of our Amended and Restated Bylaws.	S-11/A	333-183838	3.5	October 17, 2012
4.4	Instruments defining the rights of holders of securities: See Article Second of our Articles Supplementary.	10-K	001-35760	4.4	March 1, 2013
4.5	Registration Rights Agreement by and among Silver Bay Realty Trust Corp. and certain holders of common units in Silver Bay Operating Partnership L.P., dated September 30, 2014.	10-K	001-35760	4.5	February 26, 2015
10.1
Amended and Restated Revolving Credit Agreement, dated as of February 18, 2015, among Silver Bay Operating Partnership L.P., several property owners party thereto, SB Financing Trust Owner LLC, U.S. Bank National Association, Bank of America, National Association, JPMorgan Chase Bank, National Association and the lenders party thereto

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