Form 10-Q
period 2015-06-30
Silver Bay Realty Trust Corp.
filed 2015-08-06
CIK 1557255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
or

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

As of August 3, 2015, there were 36,071,258 shares of common stock, par value $0.01 per share, outstanding.

SILVER BAY REALTY TRUST CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

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

•
Our ability to obtain additional capital or debt financing to expand our portfolio of single-family properties and our ability to repay our debt, including borrowings under our revolving credit facility and securitization loan and to meet our other obligations under our revolving credit facility and securitization loan;

•
The accuracy of assumptions in determining whether a particular property meets our investment criteria, including assumptions related to estimated time of possession and estimated renovation costs and time frames, annual operating costs, market rental rates and potential rent amounts, time from purchase to leasing, and resident default rates;

•
Our ability to accurately estimate the time and expense required to possess, renovate, repair, upgrade, and rent properties and to keep them maintained in rentable condition, and unforeseen defects and problems that require extensive renovation and capital expenditures;

•	The concentration of our investments in single family properties which subject us to risks inherent in investments in a single type of property and seasonal fluctuations in rental demand;

•
The concentration of our properties in our target markets, which increases the risk of adverse changes in our operating results if there were adverse developments in local economic conditions or the demand for single-family rental homes or natural disasters in these target markets; and

•
Failure to qualify as a Real Estate Investment Trust ("REIT") or to remain qualified as a REIT, which will subject us to federal income tax as a regular corporation and could subject us to a substantial tax liability and compliance with the REIT distribution requirements.

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this report. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable laws. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
Silver Bay Realty Trust Corp.
Condensed Consolidated Balance Sheets
(amounts in thousands except share data)

	June 30, 2015 (unaudited)	December 31, 2014
Assets
Investments in real estate:
Land	$224,226	$167,780
Building and improvements	1,003,593	780,590
	1,227,819	948,370
Accumulated depreciation	(58,139)	(43,150)
Investments in real estate, net	1,169,680	905,220
Assets held for sale	4,568	2,010
Cash and cash equivalents	33,926	49,854
Escrow deposits	24,554	20,211
Resident security deposits	12,496	8,595
In-place lease and deferred lease costs, net	753	688
Deferred financing costs, net	15,548	11,960
Other assets	6,551	3,842
Total assets	$1,268,076	$1,002,380
Liabilities and Equity
Liabilities:
Securitization loan, net of unamortized discount of $1,236 and $1,387, respectively	$310,295	$310,665
Revolving credit facility	349,059	67,096
Accounts payable and accrued property expenses	20,290	13,090
Resident prepaid rent and security deposits	14,021	9,634
Total liabilities	693,665	400,485
10% cumulative redeemable preferred stock at liquidation value, $0.01 par; 50,000,000 authorized, 1,000 issued and outstanding	1,000	1,000
Equity:
Stockholders’ equity:
Common stock $0.01 par; 450,000,000 shares authorized; 36,071,299 and 36,711,694, respectively, shares issued and outstanding	358	366
Additional paid-in capital	650,169	660,776
Accumulated other comprehensive loss	(575)	(86)
Cumulative deficit	(109,948)	(94,593)
Total stockholders’ equity	540,004	566,463
Noncontrolling interests - Operating Partnership	33,407	34,432
Total equity	573,411	600,895
Total liabilities and equity	$1,268,076	$1,002,380

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(amounts in thousands except share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Rental income	$29,562	$18,789	$51,265	$36,460
Other income	622	363	1,171	823
Total revenue	30,184	19,152	52,436	37,283
Expenses:
Property operating and maintenance	5,593	4,140	9,950	7,750
Real estate taxes	4,395	2,793	7,946	5,279
Homeowners’ association fees	548	355	953	659
Property management	2,948	2,339	5,095	5,234
Depreciation and amortization	8,895	6,228	16,006	12,373
Advisory management fee - affiliates	—	2,169	—	4,370
Portfolio acquisition expense	1,225	—	1,980	—
General and administrative	4,048	3,246	8,098	5,165
Share-based compensation	680	259	1,177	457
Interest expense	5,862	2,642	9,348	4,969
Other	(124)	(49)	(390)	362
Total expenses	34,070	24,122	60,163	46,618
Net loss	(3,886)	(4,970)	(7,727)	(9,335)
Net loss attributable to noncontrolling interests - Operating Partnership	225	—	447	—
Net loss attributable to controlling interests	(3,661)	(4,970)	(7,280)	(9,335)
Preferred stock distributions	(25)	(25)	(50)	(50)
Net loss attributable to common stockholders	$(3,686)	$(4,995)	$(7,330)	$(9,385)
Loss per share - basic and diluted:
Net loss attributable to common shares	$(0.10)	$(0.13)	$(0.20)	$(0.24)
Weighted average common shares outstanding	36,275,557	38,465,803	36,352,144	38,504,053
Comprehensive Loss:
Net loss	$(3,886)	$(4,970)	$(7,727)	$(9,335)
Other comprehensive loss:
Change in fair value of interest rate cap derivatives	(430)	(137)	(489)	(223)
Other comprehensive loss	$(430)	$(137)	$(489)	$(223)
Comprehensive loss	(4,316)	(5,107)	(8,216)	(9,558)
Less comprehensive loss attributable to noncontrolling interests - Operating Partnership	225	—	447	—
Comprehensive loss attributable to controlling interests	$(4,091)	$(5,107)	$(7,769)	$(9,558)

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp.
Condensed Consolidated Statement of Changes in Equity
(amounts in thousands except share data)
(unaudited)

	Common Stock			Accumulated Other Comprehensive Loss		Total Stockholders’ Equity	Noncontrolling Interests - Operating Partnership
	Shares	Par Value Amount	Additional Paid-In Capital		Cumulative Deficit			Total Equity
Balance at January 1, 2015	36,711,694	$366	$660,776	$(86)	$(94,593)	$566,463	$34,432	$600,895
Non-cash equity awards, net	134,230	—	1,133	—	—	1,133	—	1,133
Repurchase and retirement of common stock	(774,625)	(8)	(12,318)	—	—	(12,326)	—	(12,326)
Dividends declared	—	—	—	—	(8,075)	(8,075)	—	(8,075)
Net loss	—	—	—	—	(7,280)	(7,280)	(447)	(7,727)
Other comprehensive loss	—	—	—	(489)	—	(489)	—	(489)
Adjustment to noncontrolling interests - Operating Partnership	—	—	578	—	—	578	(578)	—
Balance at June 30, 2015	36,071,299	$358	$650,169	$(575)	$(109,948)	$540,004	$33,407	$573,411

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp.
Condensed Consolidated Statements of Cash Flows
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(7,727)	$(9,335)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	16,006	12,373
Non-cash share-based compensation	1,133	457
Amortization and write-off of deferred financing costs	2,174	968
Amortization of discount on securitization loan	150	—
Other	385	785
Net change in assets and liabilities:
Increase in escrow cash for operating activities and debt reserves	(5,165)	(9,294)
Increase in deferred lease fees and other assets	(2,347)	(1,100)
Increase in accounts payable, accrued property expenses, and prepaid rent	5,830	2,018
Decrease in related party payables, net	—	(5,214)
Net cash provided (used) by operating activities	10,439	(8,342)
Cash Flows From Investing Activities:
Purchase of investments in real estate	(270,302)	(40,846)
Capital improvements of investments in real estate	(14,793)	(14,866)
Increase (decrease) in escrow cash for investing activities	822	(576)
Proceeds from sale of real estate	2,707	3,434
Other	(43)	(43)
Net cash used by investing activities	(281,609)	(52,897)
Cash Flows From Financing Activities:
Payments on securitization loan	(520)	—
Proceeds from revolving credit facility	281,963	60,083
Paydown of revolving credit facility	—	(348)
Deferred financing costs paid	(5,762)	(1,698)
Purchase of interest rate cap agreements	(2,250)	(100)
Repurchase and retirement of common stock	(12,326)	(2,438)
Dividends paid	(5,863)	(1,609)
Net cash provided by financing activities	255,242	53,890
Net change in cash	(15,928)	(7,349)
Cash and cash equivalents at beginning of period	49,854	43,717
Cash and cash equivalents at end of period	$33,926	$36,368

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$6,734	$3,942
Decrease in fair value of interest rate cap agreements	$489	$223
Noncash investing and financing activities:
Common stock and unit dividends declared, but not paid	$4,572	$1,150
Capital improvements in accounts payable	$1,484	$828

See accompanying notes to the condensed consolidated financial statements.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Six Months Ended June 30, 2015
(amounts in thousands, except share data and property counts)

Note 1.  Organization and Operations

Silver Bay Realty Trust Corp. ("Silver Bay" or the "Company"), is a Maryland corporation that focuses on the acquisition, renovation, leasing and management of single-family properties in select markets in the United States.

As of June 30, 2015, the Company owned 9,261 single-family properties, excluding assets held for sale, in Phoenix, AZ, Tucson, AZ, Northern California (currently consisting of Contra Costa, Napa, and Solano counties), Southern California (currently consisting of Riverside and San Bernardino counties), Jacksonville, FL, Orlando, FL, Southeast Florida (currently consisting of Miami-Dade, Broward and Palm Beach counties), Tampa, FL, Atlanta, GA, Charlotte, NC (including South Carolina), Las Vegas, NV, Columbus, OH, Dallas, TX, and Houston, TX.

As of April 1, 2015, the Company substantially completed the previously announced acquisition (the "Portfolio Acquisition") of the portfolio of properties from The American Home Real Estate Investment Trust ("TAH"), a Maryland corporation. During the three months ended June 30, 2015, the Company acquired 2,439 properties in the transaction (the “Acquired Properties”) and had an additional 23 properties under contract with TAH to acquire at subsequent closings, 14 of which have been acquired subsequent to June 30, 2015. The homes are primarily located in Atlanta, GA, Charlotte, NC, Tampa, FL, and Orlando, FL. See Note 3 for further description of this transaction.

In connection with its initial public offering the Company restructured its ownership to conduct its business through a traditional umbrella partnership ("UPREIT structure") in which substantially all of its assets are held by, and its operations are conducted through, Silver Bay Operating Partnership L.P. (the "Operating Partnership"), a Delaware limited partnership. The Company's wholly owned subsidiary, Silver Bay Management LLC, is the sole general partner of the Operating Partnership. As of June 30, 2015, the Company owned, through a combination of direct and indirect interests, 94.2% of the partnership interests in the Operating Partnership.

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

Note 2.  Basis of Presentation and Significant Accounting Policies

Consolidation and Basis of Presentation

The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2015 and results of operations for all periods presented have been made. The results of operations for the three and six months ended June 30, 2015 may not be indicative of the results for a full year.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Six Months Ended June 30, 2015
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

In 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which raises the threshold for disposals to qualify as discontinued operations. A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. ASU 2014-08 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. The application of this guidance is prospective from the date of adoption and applies only to disposals (or new classifications to held for sale) that have not been reported as discontinued operations or held for sale in previously issued financial statements. The Company adopted ASU 2014-08 during the quarter ended March 31, 2015.

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

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Six Months Ended June 30, 2015
(amounts in thousands, except share data and property counts)

The Company recognizes compensation expense for performance stock units ("PSU") based on the grant-date fair value and the service period of the respective awards. These units represent shares potentially issuable in the future based upon the Company's stock performance over a three-year performance period. Fair value of the PSU's are estimated using a Monte-Carlo simulation model.

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (the "JOBS Act"), the Company meets the definition of an “emerging growth company.” The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised U.S. accounting standards pursuant to Section 107(b) of the JOBS Act. As a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

The Company considers the applicability and impact of all accounting standard updates ("ASUs"). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's consolidated financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which creates a new Topic, Accounting Standards Codification Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard is effective for interim or annual periods beginning after December 15, 2017 and allows for either full retrospective or modified retrospective adoption. Early adoption of this standard is only allowed as of the original effective date, annual periods beginning after December 15, 2016. The Company is currently evaluating the impact the adoption of Topic 606 will have on its consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs for term debt in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The impact will be a reduction of other assets and the associated reported debt liability related to the securitization loan.

Note 3. Investments in Real Estate

Acquisition of The American Home Real Estate Investment Trust, Inc. Portfolio

As of April 1, 2015, the Company substantially completed the previously announced acquisition (the "Portfolio Acquisition") of the portfolio of properties from TAH. During the three months ended June 30, 2015, the Company acquired 2,439 properties from TAH and had an additional 23 properties under contract with TAH to acquire at subsequent closings, 14 of which have been acquired subsequent to June 30, 2015. The aggregate purchase price for the Portfolio Acquisition, inclusive of the 23 properties not acquired during the period, was $263,000. The Portfolio Acquisition was financed using proceeds obtained under the Company's revolving credit facility, which was amended and restated on February 18, 2015 to increase the borrowing capacity to $400,000 from $200,000 (see Note 4). The homes are primarily located in Atlanta, GA, Charlotte, NC, Tampa, FL, and Orlando, FL. The Company intends to acquire all of the remaining homes, and information regarding the Portfolio Acquisition detailed in these notes to the Company’s condensed financial statements reflect the full acquisition of the portfolio.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Six Months Ended June 30, 2015
(amounts in thousands, except share data and property counts)

The purchase price included a holdback of $7,890, which is held by a third-party escrow agent under the terms of an escrow agreement and will be used to satisfy any claims by the Company made within 15 months of the closing date, including for breach by TAH or certain of its subsidiaries under the purchase agreement.

The Company also incurred $1,225 and $1,980 in transaction expenses associated with the Portfolio Acquisition in the three and six months ended June 30, 2015. These costs are expensed as incurred in accordance with Codification Topic 805 Business Combinations and are included in portfolio acquisition expense in the condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the acquisition date fair values of the assets and liabilities acquired as part of the Portfolio Acquisition:

Land	$55,684
Buildings and improvements	207,316
Estimated fair value of assets and liabilities acquired	$263,000

These preliminary allocations are subject to revision within the measurement period, not to exceed one year from the date of the Portfolio Acquisition.

The following table illustrates the effect on net income, earnings per share - basic and diluted as if the Company had completed the Portfolio Acquisition on January 1, 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue (1)	$30,184	$25,068	$59,051	$48,741
Net loss (1) (2)	$(2,661)	$(8,054)	$(7,935)	$(17,622)
Net loss attributable to common shareholders (1) (2)	$(2,461)	$(8,079)	$(7,538)	$(17,672)
Loss per share - basic and diluted (1) (2)	$(0.07)	$(0.21)	$(0.21)	$(0.46)
Common shares outstanding	36,275,557	38,465,803	36,352,144	38,504,053

(1) The unaudited pro forma information includes revenue and operating expenses based on the historical operations of TAH as well the Company and does not purport to be indicative of what the Company's operating results would have been had the Portfolio Acquisition occurred on January 1, 2014.
(2) Assumes portfolio acquisition expense for the three and six months ended June 30, 2015 had been incurred on January 1, 2014, and thus is included in the six months ended June 30, 2014.

Note 4.  Debt

Securitization Loan

On August 12, 2014, the Company completed a securitization transaction (the "Securitization Transaction") in which it received gross proceeds of $311,164, net of an original issue discount of $1,503 and before issuance costs and reserves. The Securitization Transaction involved the issuance and sale of six classes of single-family rental pass-through certificates (the "Certificates") that represent beneficial ownership interests in a loan secured by 3,084 single-family properties (the "Securitization Properties") sold to one of the Company's affiliates from its portfolio. In the Securitization Transaction, the Company sold $312,667 of pass-through certificates, with a blended effective interest rate of the London Interbank Offered Rate ("LIBOR") plus 1.92%.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Six Months Ended June 30, 2015
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

The Securitization Loan requires monthly payments of interest and is comprised of six floating rate components computed based on one month LIBOR for each interest period plus a fixed component spread for each of the six components, resulting in a blended effective interest rate of LIBOR plus 1.92%, inclusive of the amortization of the original issue discount (described below), plus monthly servicing fees of 0.1355%. The principal amount of each component of the loan corresponds to the respective class of Certificates. In connection with entering into the loan, the Company recorded $311,164 as securitization loan in the accompanying condensed consolidated balance sheets. The original issue discount (the difference between the $312,667 balance of certificates sold and the gross proceeds of $311,164) is accreted and recognized to interest expense through the fully extended maturity date of September 9, 2019. In the three and six months ended June 30, 2015, the Company incurred gross interest expense of $1,720 and $3,375, respectively, excluding amortization of the discount and deferred financing costs and before the effect of capitalizing interest related to property renovations. As of June 30, 2015 and December 31, 2014, the loan had a weighted-average interest rate of 2.14% and 2.11%, respectively, which is inclusive of the monthly servicing fees, but excludes amortization of the original issue discount and deferred financing costs.

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

The Securitization Loan provides for the restriction of cash whereby the Company must set aside funds for payment of property taxes, capital expenditures and other reserves associated with the Securitization Properties. As of June 30, 2015 and December 31, 2014, the Company had $4,084 and $4,635, respectively, included in escrow deposits associated with the required reserves. The Securitization Loan does not contractually restrict the Company's ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. The Securitization Loan documents require the Company to maintain certain covenants, including a minimum debt yield on the Securitization Properties, and contain customary events of default for a loan of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments and cross-default with certain other indebtedness. In the event of default, the lender may apply funds, as the lender elects, from a cash management account controlled by the lender for the collection of all rents and cash generated by the Borrower's properties, foreclose on its security interests, appoint a new property manager, and in limited circumstances, enforce the Company's guaranty. As of June 30, 2015 and December 31, 2014, the cash management account had a balance of $3,091 and $3,542, respectively, classified as escrow deposits on the condensed consolidated balance sheets. As of June 30, 2015 and December 31, 2014, the Company was in compliance with all financial covenants.

Revolving Credit Facility

Certain of the Company's subsidiaries have a revolving credit facility (the "revolving credit facility") with a syndicate of banks. On February 18, 2015, the Company amended and restated the revolving credit facility to increase the borrowing capacity to $400,000 from $200,000. As amended, the revolving credit facility bears interest at a varying rate of LIBOR plus 300 basis points and is not subject to a LIBOR floor. Prior to the amendment, the revolving credit facility bore interest at varying rates of LIBOR plus 3.5% subject to a LIBOR floor of 0.5%. The Company is also required to pay a monthly fee on the

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Six Months Ended June 30, 2015
(amounts in thousands, except share data and property counts)

unused portion of the revolving credit facility at a rate of 0.5% per annum, when the balance outstanding is less than $200,000, or 0.3% per annum when the balance outstanding is equal to or greater than $200,000.  As part of the amendment, the term of the revolving credit facility was extended to February 18, 2018 and the advance rate for borrowings was increased to 65% from 55%. The advance rate is based on the aggregate value of the eligible properties which value is calculated as the lesser of (a) the third-party broker price opinion value or (b) the original purchase price plus certain renovation and other capitalized costs of the properties. The Company used proceeds from the revolving credit facility to fund the Portfolio Acquisition. The remaining proceeds will be used for working capital and other corporate purposes, including the acquisition, financing and renovation of properties.

As of June 30, 2015 and December 31, 2014, $349,059 and $67,096, respectively, was outstanding under the revolving credit facility. The interest rate on the revolving credit facility as of June 30, 2015 and 2014 was 3.3% and 4.0%, respectively. In the three and six months ended June 30, 2015, the Company incurred $2,936 and $3,909, respectively, in gross interest expense on the revolving credit facility, excluding amortization of deferred financing costs and before the effect of capitalizing interest related to property renovations. In the three and six months ended June 30, 2014, the Company incurred $2,298 and $4,247, respectively, in gross interest expense on the revolving credit facility, excluding amortization of deferred financing costs and before the effect of capitalizing interest related to property renovations.

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

The revolving credit facility does not contractually restrict the Company’s ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. For example, in the final year of the revolving credit facility, all cash generated by the properties in the Pledged Subsidiaries must be used to pay down the principal amount outstanding under the revolving credit facility. The revolving credit facility requires the Company to meet certain quarterly financial tests pertaining to net worth, total liquidity, debt yield and debt service coverage ratios, as defined by the revolving credit facility agreement. The Company must maintain at all times total liquidity of $25,000 and a net worth of at least $125,000, in each case as determined in accordance with the revolving credit facility agreement. As of June 30, 2015, and December 31, 2014, the Company was in compliance with all financial covenants. The revolving credit facility also provides for the restriction of cash whereby the Company must set aside funds for payment of insurance, property taxes and certain property operating and maintenance expenses associated with properties in the Pledged Subsidiaries' portfolios. As of June 30, 2015 and December 31, 2014, the Company had $12,610 and $6,457, respectively, included in escrow deposits associated with the required reserves. The revolving credit facility also contains customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.

Deferred Financing Costs

Costs incurred in the placement of the Company’s debt are being amortized using the straight-line method, which approximates the effective interest method, over the terms of the related debt. Amortization of deferred financing costs is recorded as interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

In connection with its Securitization Loan, the Company incurred deferred financing costs of $0 and $460 for the three and six months ended June 30, 2015. The costs are being amortized through September 9, 2019, the fully extended maturity date of the Securitization Loan. Amortization of the deferred financing costs was $586 and $1,167 for the three and six months ended June 30, 2015.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Six Months Ended June 30, 2015
(amounts in thousands, except share data and property counts)

In connection with its revolving credit facility, the Company incurred deferred financing costs of $889 and $5,302 for the three and six months ended June 30, 2015 and $438 and $1,698 for the three and six months ended June 30, 2014, respectively. Amortization of the deferred financing costs was $565 and $976 for the three and six months ended June 30, 2015 and $508 and $968 for the three and six months ended June 30, 2014, respectively.

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

The Company determined that the interest rate caps purchased in the six months ended June 30, 2015 qualify for hedge accounting and, therefore, designated the derivatives as cash flow hedges with future changes in fair value recognized through other comprehensive loss (see Note 9). Ineffectiveness is calculated as the amount by which the change in fair value of the derivatives exceeds the change in the fair value of the anticipated cash flows related to the corresponding debt.

Capitalized Interest

The Company capitalizes interest for properties undergoing renovation activities and purchased subsequent to the Company obtaining debt in May 2013. Capitalized interest totaled $41 and $311 for the three and six months ended June 30, 2015 and $164 and $246 for the three and six months ended June 30, 2014, respectively.

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

On May 20, 2015, the Company awarded each of its independent directors an equity retainer in the form of an award of restricted stock with a fair market value of $50 through the issuance of 16,110 total shares. This annual equity retainer for such independent directors will vest as to all of such shares on the earlier of (i) the one year anniversary of the date of grant and

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Six Months Ended June 30, 2015
(amounts in thousands, except share data and property counts)

(ii) the date immediately preceding the date of the Company’s next annual meeting of stockholders, subject in each case, to the independent director’s continued service to the Company through the vesting date.

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

During the three and six months ended June 30, 2015, the Company recognized non-cash performance-based stock unit expense of $97 and $147, which is included within share-based compensation in the condensed consolidated statements of operations and comprehensive loss. Unrecognized compensation expense at June 30, 2015 was $1,008, which is expected to be recognized over the remaining three-year service period of the PSUs.

Note 6.  Stockholders’ Equity

Common Stock

On July 1, 2013, the Company’s board of directors authorized the Company to repurchase up to 2,500,000 shares of its common stock through a share repurchase program. On November 25, 2014, the Company's board of directors authorized an

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Six Months Ended June 30, 2015
(amounts in thousands, except share data and property counts)

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

In the six months ended June 30, 2015, the Company repurchased and retired 770,417 shares under the program for a total cost of $12,260, at an average purchase price of $15.91, inclusive of commissions.

Common Stock Dividends

The following table presents cash dividends declared by the Company on its common stock during the three months ended June 30, 2015, and the five immediately preceding quarters:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share
June 17, 2015	June 29, 2015	July 10, 2015	$0.12
March 25, 2015	April 6, 2015	April 17, 2015	0.09
December 18, 2014	December 29, 2014	January 9, 2015	0.06
September 4, 2014	September 22, 2014	October 3, 2014	0.04
June 19, 2014	June 30, 2014	July 11, 2014	0.03
March 13, 2014	March 24, 2014	April 4, 2014	0.03

Preferred Stock Dividends

The following table presents cash dividends declared by the Company on its 10% cumulative redeemable preferred stock during the three months ended June 30, 2015, and the five immediately preceding quarters:

Declaration Date	Payment Date	Cash Dividend per Share
June 17, 2015	June 30, 2015	$23.06
March 25, 2015	April 17, 2015	27.22
January 9, 2015	January 9, 2015	26.67
October 3, 2014	October 3, 2014	22.78
June 25, 2014	June 30, 2014	26.94
April 2, 2014	April 4, 2014	23.33

Note 7.  Earnings (Loss) Per Share

The following table presents a reconciliation of net loss attributable to common stockholders and shares used in calculating basic and diluted earnings (loss) per share ("EPS") for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss attributable to controlling interests	$(3,661)	$(4,970)	$(7,280)	$(9,335)
Preferred stock distributions	(25)	(25)	(50)	(50)
Net loss attributable to common stockholders	$(3,686)	$(4,995)	$(7,330)	$(9,385)
Basic and diluted weighted average common shares outstanding	36,275,557	38,465,803	36,352,144	38,504,053
Net loss per common share - basic and diluted	$(0.10)	$(0.13)	$(0.20)	$(0.24)

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Six Months Ended June 30, 2015
(amounts in thousands, except share data and property counts)

A total of 2,231,511 common units not owned by the Company were outstanding for the three and six months ended June 30, 2015, but have been excluded from the calculation of diluted EPS as their inclusion would not be dilutive. In addition, 165,000 PSUs have been excluded from the calculation of diluted EPS for the three and six months ended June 30, 2015, as the requisite performance conditions had not been met as of such date.

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
During the three and six months ended June 30, 2014, the Company expensed $2,169 and $4,370 in advisory management fees, net of the reduction for the 5% property management fee described below.

The Company also reimbursed the Former Manager for certain general and administrative expenses, primarily related to employee compensation and certain office costs. Direct and allocated costs incurred by the Former Manager on behalf of the Company totaled $2,360 and $3,699 for the three and six months ended June 30, 2014.

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

During the three and six months ended June 30, 2014, the Company incurred property management expense of $2,339 and $5,234, respectively. These amounts included direct expense reimbursements of $1,423 and $3,403, respectively, and the 5% property management fee of $80 and $191, respectively. The remaining amounts in property management fees of $836 and $1,640, respectively, were incurred to reimburse the Former Manager's operating subsidiary for expenses payable to third-party property managers and direct property management type expenses. In addition, the Company incurred charges with the Former Manager's operating subsidiary of $159 and $388, respectively, in acquisitions and renovation fees, which the Company capitalized as part of property acquisition and renovation costs of $0 and $11, respectively, for leasing services, which are reflected as other assets and amortized over the life of the leases.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Six Months Ended June 30, 2015
(amounts in thousands, except share data and property counts)

Note 9.  Derivative and Other Fair Value Instruments

Codification Topic Fair Value Measurement (“ASC 820”) established a three level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

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

The following tables provide a summary of the aggregate fair value measurements for the interest rate cap agreements and the location within the condensed consolidated balance sheets at June 30, 2015 and December 31, 2014, respectively:

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	June 30, 2015	Quoted Prices (Unadjusted) for Identical Assets/Liabilities (Level 1)	Quoted Prices for Similar Assets and Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Caps (cash flow hedges)	Other Assets	$1,818	$—	$1,818	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	December 31, 2014	Quoted Prices (Unadjusted) for Identical Assets/Liabilities (Level 1)	Quoted Prices for Similar Assets and Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Caps (cash flow hedges)	Other Assets	$58	$—	$58	$—
Interest Rate Caps (not designated as hedging instruments)	Other Assets	13	—	13	—
Total		$71	$—	$71	$—

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Six Months Ended June 30, 2015
(amounts in thousands, except share data and property counts)

The following table provides a summary of the effect of cash flow hedges on the Company's condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2015:

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss on Derivative	Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Interest Rate Caps	$(489)	Interest Expense	$—	Interest Expense	$—

The following table provides a summary of the effect of cash flow hedges on the Company's condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2014:

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss on Derivative	Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Interest Rate Caps	$(223)	Interest Expense	$—	N/A	$—

As of June 30, 2015 and December 31, 2014, there were $575 and $86, respectively, in deferred losses in accumulated other comprehensive loss related to interest rate cap agreements. The Company expects to recognize $90 in interest expense during the twelve months ending June 30, 2016, which will be reclassified out of accumulated other comprehensive loss in accordance with the amortization schedules established upon designation of the interest rate caps as cash flow hedges. During the six months ended June 30, 2015, the Company recorded $9 in losses as interest expense related to the change in fair value of interest rate caps not designated as cash flow hedges.

Nonrecurring Fair Value

For long-lived assets held for sale, an impairment loss is recognized when the estimated fair value of the asset, less the estimated cost to sell, is less than the carrying amount of the asset at the time the Company has determined to sell the asset. Assets held for sale are valued based on comparable sales data, less estimates of third-party broker commissions, which are based on market convention (see Note 2). These impairment measurements constitute nonrecurring fair value measures under ASC 820 and the inputs are characterized as Level 2.

Fair Value of Other Financial Instruments

In accordance with ASC 820, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the condensed consolidated balance sheets, for which fair value can be estimated.  The following describes the Company’s methods for estimating the fair value for financial instruments. Descriptions are not provided for those items that have zero balances as of June 30, 2015.

•
Cash and cash equivalents, escrow deposits, resident prepaid rent and security deposits, resident rent receivable (included in other assets), accounts payable, and accrued property expenses have carrying values which approximate fair value because of the short-term nature of these instruments. The Company categorizes the fair value measurement of these assets and liabilities as Level 1.

•
The Company’s revolving credit facility has a floating interest rate based on an index plus a spread and the credit spread is consistent with those demanded in the market for facilities with similar risk and maturities. As the revolving credit facility was amended and restated on February 18, 2015, the interest rate on this borrowing is at market as of June 30, 2015 and thus, the carrying value of the debt approximates fair value. The Company categorizes the fair value measurement of this liability as Level 2.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Six Months Ended June 30, 2015
(amounts in thousands, except share data and property counts)

•
The fair value of the Company's Securitization Loan was $306,846 as of June 30, 2015, based on an average of market quotations. The Company categorizes the fair value measurement of this liability as Level 2.

•
The Company’s 10% cumulative redeemable preferred stock had a fair value which approximates its liquidation value at June 30, 2015. The Company categorizes the fair value measurement of this instrument as Level 2.

Note 10.  Commitments and Contingencies

Concentrations

As of June 30, 2015, approximately 57% of the Company’s properties were located in Atlanta, GA, Phoenix, AZ, and Tampa, FL, which exposes the Company to greater economic risks than if the Company owned a more geographically dispersed portfolio.

Resident Security Deposits

As of June 30, 2015, the Company had $12,496 in resident security deposits. Security deposits are refundable, net of any outstanding charges and fees, upon expiration of the underlying lease.

Earnest Deposits

Escrow deposits include non-refundable cash or earnest deposits for the purchase of properties. As of June 30, 2015, the Company had earnest deposits for property purchases of $79. As of June 30, 2015, for properties acquired through individual broker transactions and the remaining Portfolio Acquisition properties, which involve submitting a purchase offer, the Company had offers accepted to purchase residential properties for an aggregate amount of $3,762. Not all of the properties are certain to be acquired because properties may fall out of escrow through the closing process for various reasons and the escrow deposits may be lost.

Legal and Regulatory

From time to time, the Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of the Company's business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company's condensed consolidated financial statements.

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

Overview

We are an internally-managed Maryland corporation focused on the acquisition, renovation, leasing, and management of single-family properties in select markets in the United States. Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We generate virtually all of our revenue by leasing our portfolio of single-family properties. As of June 30, 2015, we owned 9,261 single family properties in Arizona, California, Florida, Georgia, Nevada, North Carolina, South Carolina, Ohio and Texas, excluding properties held for sale, and had another 33 properties under contract.

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

Silver Bay Realty Trust Corp. was incorporated in Maryland in June 2012. Silver Bay Realty Trust Corp. conducts its business and owns all of its properties through Silver Bay Operating Partnership L.P. (the "Operating Partnership"), a Delaware limited partnership. Silver Bay Realty Trust Corp.’s wholly owned subsidiary, Silver Bay Management LLC (the "General Partner") is the sole general partner of the Operating Partnership. Silver Bay Realty Trust Corp. has no material assets or liabilities other than its investment in the Operating Partnership. As of June 30, 2015, Silver Bay Realty Trust Corp. owned, through a combination of direct and indirect interests, 94.2% of the partnership interests in the Operating Partnership. Except as otherwise required by the context, references to the “Company,” “Silver Bay,” “we,” “us” and “our” refer collectively to Silver Bay Realty Trust Corp., the Operating Partnership and the direct and indirect subsidiaries of each.

Acquisition of The American Home Real Estate Investment Trust, Inc. Portfolio
As of April 1, 2015, we substantially completed the previously announced acquisition (the “Portfolio Acquisition”) of the portfolio of properties from The American Home Real Estate Investment Trust (“TAH”), a Maryland corporation. During the three months ended June 30, 2015, we acquired 2,439 properties in the transaction (the “Acquired Properties”) and had an additional 23 properties under contract as of June 30, 2015 with TAH to acquire at subsequent closings, of which 14 have been acquired subsequent to June 30, 2015. The aggregate purchase price for the Portfolio Acquisition, inclusive of the 23 properties not acquired as of June 30, 2015, was $263.0 million. The homes are primarily located in Atlanta, Charlotte, Tampa and Orlando and increase the total number of homes we own in these markets. We used amounts borrowed under our recently increased revolving credit facility to fund our payment of the purchase price. The Acquired Properties were substantially leased as of the acquisition date with aggregate occupancy of approximately 93% and average existing rents of approximately $960 per month on April 1, 2015.

Property Portfolio

Our real estate investments consist of single-family properties in select markets. As of June 30, 2015, we owned 9,261 single-family properties, excluding properties held for sale, in the following markets:

Market	Number of Properties (1)	Aggregate Cost Basis (2) (thousands)	Average Cost Basis Per Property (thousands)	Average Age (in years) (3)	Average Square Footage
Atlanta	2,743	$313,506	$114	21.1	1,797
Phoenix	1,424	202,016	142	26.2	1,636
Tampa	1,103	156,760	142	26.5	1,625
Charlotte	700	84,714	121	15.3	1,642
Orlando	521	68,195	131	27.7	1,487
Dallas	504	67,305	134	23.0	1,618
Jacksonville	451	59,416	132	26.4	1,527
Southeast FL (4)	386	76,090	197	43.4	1,495
Northern CA (5)	384	72,684	189	46.4	1,401
Las Vegas	291	41,322	142	18.7	1,717
Columbus	284	33,002	116	37.6	1,414
Tucson	209	17,388	83	42.0	1,330
Southern CA (6)	139	21,228	153	45.8	1,318
Houston	122	14,193	116	31.0	1,653
TOTALS	9,261	$1,227,819	$133	26.2	1,637

(1)	Total properties exclude properties held for sale or sold by our TRS and the Company and any properties previously acquired in purchases that have been subsequently rescinded or vacated.

(2)
Aggregate cost includes all capitalized costs, determined in accordance with GAAP, incurred through June 30, 2015 for the acquisition, stabilization, and significant post-stabilization renovation of properties, including land, building, possession costs and renovation costs. Aggregate cost includes $11.5 million in capital improvements, incurred from our formation through June 30, 2015, made to properties that had been previously renovated, but does not include accumulated depreciation.

(3)
As of June 30, 2015, approximately 9% of our properties were less than 10 years old, 35% were between 10 and 20 years old, 19% were between 20 and 30 years old, 18% were between 30 and 40 years old, 9% were between 40 and 50 years old, and 10% were more than 50 years old. Average age is an annual calculation.

(4)	Southeast Florida market currently consists of Miami-Dade, Broward and Palm Beach counties.

(5)	Northern California market currently consists of Contra Costa, Napa and Solano counties.

(6)	Southern California market currently consists of Riverside and San Bernardino counties.

Recent Highlights of 2015

•
As of April 1, 2015, we substantially completed the Portfolio Acquisition, acquiring 2,439 properties with an additional 23 properties under contract. The aggregate purchase price for the Portfolio Acquisition, inclusive of the 23 properties not acquired as of June 30, 2015, was $263.0 million. The Acquired Properties were substantially leased as of the acquisition date with aggregate occupancy of approximately 93% and average existing rents of approximately $960 per month on April 1, 2015. The Portfolio Acquisition was financed using proceeds from the revolving credit facility, which was amended and restated on February 18, 2015 to, amongst other changes, increase the borrowing capacity to $400.0 million from $200.0 million.

•
Funds From Operations ("FFO") was $4.8 million, or $0.12 per share, in the second quarter of 2015, as compared to $1.4 million, or $0.04 per share, in the second quarter of 2014. Core Funds From Operations ("Core FFO") was $6.9 million, or $0.18 per share, in the second quarter of 2015, as compared to $3.0 million, or $0.08 per share, in the second quarter of 2014.

•	On June 17, 2015, we declared a $0.12 per share dividend on our common stock.

•	At June 30, 2015, we had cash and cash equivalents of $33.9 million and $50.9 million in additional borrowing capacity under the revolving credit facility.

•	Aggregate occupancy as of June 30, 2015 was 94.7% as compared to 90.5% as of June 30, 2014.

•	Stabilized occupancy as of June 30, 2015 was 95.2% as compared to 94.7% as of June 30, 2014.

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

MSA Home Price Appreciation (“HPA”)(1)
Source: CoreLogic as of May 2015

Market	HPA (Peak to Trough)(2)	HPA (Peak to Current)	HPA (Prior 12 months)	HPA (Prior 3 months)
Atlanta, GA	-33%	-4%	7%	5%
Phoenix, AZ	-53%	-27%	5%	4%
Tampa, FL (3)	-48%	-30%	7%	5%
Charlotte, NC	-16%	8%	8%	5%
Orlando, FL	-55%	-34%	5%	4%
Dallas, TX (4)	-13%	11%	7%	3%
Jacksonville, FL	-41%	-25%	7%	7%
Southeast FL (5)	-53%	-32%	6%	4%
Northern CA (6)	-58%	-30%	8%	4%
Las Vegas, NV	-60%	-36%	7%	3%
Columbus, OH	-18%	—%	4%	4%
Tucson, AZ	-42%	-30%	3%	2%
Southern CA (7)	-53%	-28%	5%	3%
Houston, TX	-13%	21%	8%	3%
National	-32%	-8%	6%	5%
_______________

(1)
“MSA” means Metropolitan Statistical Areas, which is generally defined as one or more adjacent counties or county equivalents that have at least one urban core area of at least a 50,000-person population, plus adjacent territory that has a high degree of social and economic integration with the core as measured by commuting ties.

(2)	Peak refers to highest historical home prices in a particular market prior to the start of the housing recovery. Trough refers to lowest home prices in a particular market since the peak.

(3)	MSA used for Tampa is St. Petersburg-Clearwater.

(4)	MSA used for Dallas is Fort Worth-Arlington.

(5)	MSA used for Southeast Florida is Fort Lauderdale-Pompano Beach-Deerfield Beach.

(6)
MSA used for Northern California is Fairfield-Vallejo, which most closely approximates the geographic area in which we purchase homes in Northern California. This MSA is comprised of Solano County and the most populous cities in the MSA are Vallejo, Fairfield, Vacaville, Suisun and Benicia.

(7)
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

Acquisitions

Our ability to identify and acquire single-family properties that meet our investment criteria will be affected by home prices in our markets, the inventory of properties available through our acquisition channels, competition for our target assets, and our capital available for investment. We acquired 2,443 properties in the three months ended June 30, 2015. As of June 30, 2015, for properties acquired which involve submitting a purchase offer, we had offers accepted to purchase 33 additional properties for an aggregate amount of $3.8 million. This amount includes the 23 properties as part of the Portfolio Acquisition for $2.6 million not acquired as of June 30, 2015.

The pace of our continued acquisitions will be subject to the availability of additional debt or equity capital, among other factors, and will likely be uneven given our preference for portfolio acquisitions, which are inherently less predictable.

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

The following table summarizes the stabilized and leasing status of our properties as of June 30, 2015:

Market	Number of Properties	Number of Stabilized Properties	Properties Leased	Properties Vacant	Aggregate Portfolio Occupancy Rate	Stabilized Occupancy Rate	Average Monthly Rent (1)	Average Remaining Lease Term (Months) (2)
Atlanta	2,743	2,741	2,565	178	93.5%	93.6%	$1,043	9.1
Phoenix	1,424	1,424	1,386	38	97.3%	97.3%	1,085	7.4
Tampa	1,103	1,103	1,049	54	95.1%	95.1%	1,281	7.4
Charlotte	700	677	619	81	88.4%	91.4%	1,031	8.1
Orlando	521	521	502	19	96.4%	96.4%	1,124	8.4
Dallas	504	502	489	15	97.0%	97.4%	1,280	7.5
Jacksonville	451	451	442	9	98.0%	98.0%	1,125	7.4
Southeast FL	386	371	349	37	90.4%	94.1%	1,647	7.6
Northern CA	384	384	374	10	97.4%	97.4%	1,546	5.5
Las Vegas	291	291	283	8	97.3%	97.3%	1,170	5.6
Columbus	284	284	273	11	96.1%	96.1%	1,057	9.6
Tucson	209	209	201	8	96.2%	96.2%	843	5.5
Southern CA	139	139	124	15	89.2%	89.2%	1,199	4.9
Houston	122	122	117	5	95.9%	95.9%	1,232	5.7
Totals	9,261	9,219	8,773	488	94.7%	95.2%	$1,149	7.9

(1)
Average monthly rent for leased properties was calculated as the average of the contracted monthly rent for all leased properties as of June 30, 2015 and reflects rent concessions amortized over the life of the related lease.

(2)	Average remaining lease term assumes a remaining term of 30 days for leases in month-to-month status.

Aggregate portfolio occupancy increased to 94.7% as of June 30, 2015 compared to 92.2% as of March 31, 2015 as we continued to reduce the number of non-stabilized properties in our portfolio. The Portfolio Acquisition benefited this trend by being 93% leased as of the acquisition date.

In the quarter ended June 30, 2015, 641 properties turned over. This turnover number includes move-outs, evictions and lease breaks on our stabilized portfolio but excludes evictions of unauthorized residents at time of acquisition. Quarterly turnover for the three months ended June 30, 2015 was 7.0% compared to 8.1% for the three months ended June 30, 2014. Quarterly turnover represents the number of properties turned over in the period divided by the number of properties in stabilized status at period-end (i.e., 9,219 properties as of June 30, 2015). The total number of properties with lease expirations in the three months ended June 30, 2015 was 2,390, including properties with month-to-month occupancy in the period. Of these properties, 484 properties turned over (indicating an 79.7% retention rate for these properties).

The following is a summary of our turnover percentage by quarter for the three months ended June 30, 2015 and the prior three quarters:

Quarter Ended	Turnover (1)
June 30, 2015	7.0%
March 31, 2015	5.8%
December 31, 2014	6.6%
September 30, 2014	8.9%
Trailing twelve months	28.3%

(1)	Quarterly turnover percentage represents the number of properties turned over in each respective period divided by the number of properties in stabilized status as of each respective period-end.

Results of Operations

The following are our results of operations (unaudited) for the three and six months ended June 30, 2015 and 2014:

Income Statement Data	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands except per share data)	2015	2014	2015	2014
Revenue:
Total revenue	$30,184	$19,152	$52,436	$37,283
Expenses:
Property operating and maintenance	5,593	4,140	9,950	7,750
Real estate taxes	4,395	2,793	7,946	5,279
Homeowners’ association fees	548	355	953	659
Property management	2,948	2,339	5,095	5,234
Depreciation and amortization	8,895	6,228	16,006	12,373
Advisory management fee - affiliates	—	2,169	—	4,370
Portfolio acquisition expense	1,225	—	1,980	—
General and administrative	4,048	3,246	8,098	5,165
Share-based compensation	680	259	1,177	457
Interest expense	5,862	2,642	9,348	4,969
Other	(124)	(49)	(390)	362
Total expenses	34,070	24,122	60,163	46,618
Net loss	$(3,886)	$(4,970)	$(7,727)	$(9,335)
Net loss attributable to common stockholders	$(3,686)	$(4,995)	$(7,330)	$(9,385)
Net loss attributable to common shares - basic and diluted	$(0.10)	$(0.13)	$(0.20)	$(0.24)
Other data (1):
Net operating income	$16,779	$9,658	$28,655	$18,881
Net operating income as a % of revenue	55.6%	50.4%	54.6%	50.6%
Funds from operations (FFO)	$4,811	$1,410	$7,795	$3,485
Core funds from operations (Core FFO)	$6,919	$2,973	$11,409	$5,629
FFO per share	$0.12	$0.04	$0.20	$0.09
Core FFO per share	$0.18	$0.08	$0.29	$0.14

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

Comparison of the Three and Six Months Ended June 30, 2015 and the Three and Six Months Ended June 30, 2014

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

Total revenue increased $11.0 million and $15.2 million in the three and six months ended June 30, 2015, respectively, over the prior year periods. This increase was due primarily to the increase in the number of properties leased. We owned 8,773 leased properties as of June 30, 2015 as compared to 5,416 leased properties as of June 30, 2014. We achieved an average monthly rent for leased properties in our total portfolio of $1,149 and $1,170 as of June 30, 2015 and 2014, respectively. Secondarily, excluding the Portfolio Acquisition, our aggregate occupancy increased to 95.6% from 90.5% and our average monthly rent on leased homes increased 3.6% over the prior year period.

Expenses

Property Operating and Maintenance Expenses.  Property operating and maintenance expenses increased $1.5 million and $2.2 million in the three and six months ended June 30, 2015, respectively, over the prior year periods. Included in property operating and maintenance expenses are property insurance, bad debt, utilities and landscape maintenance on market ready properties not leased, repairs and maintenance, and expenses associated with resident turnover. The increase in these expenses from the prior year periods was generally due to the significant increase in the number of properties owned and in-service in the three and six months ended June 30, 2015 as compared to the prior year periods.

Real Estate Taxes.  Real estate taxes are expensed once a property is market ready for the first time. Real estate taxes increased $1.6 million and $2.7 million in the three and six months ended June 30, 2015, respectively, over the prior year periods. The increase in real estate taxes is attributable to the significant increase in the number of properties owned and in-service in the three and six months ended June 30, 2015 as compared to the prior year periods and to a lesser extent increased property tax assessments attributable to home price appreciation in certain of our markets.

Property Management.  We use a hybrid approach for property management. As of June 30, 2015, we used internal teams in Phoenix, Atlanta, Southeast Florida, Columbus, Tampa, Southern California, Charlotte, Northern California, and Dallas, which represents 82.8% of our portfolio. We use third-party property managers in our other markets. Prior to the Internalization, rather than compensating our Former Manager’s operating subsidiary with commissions or fees based on rental income, we reimbursed all costs and expenses of our Former Manager’s operating subsidiary incurred on our behalf. In addition to these costs, we paid a property management fee to our Former Manager’s operating subsidiary equal to 5% of certain compensation and overhead costs incurred as a result of providing services to us, which reduced the advisory management fee paid to our Former Manager by the same amount. Following the Internalization, we incur all property management costs directly. Third-party property management arrangements include fees based on a percentage of rental income and other fees collected from our residents and, in some cases, fees for renovation oversight and leasing activities.

Property management expenses increased $0.6 million and decreased $0.1 million in the three and six months ended June 30, 2015, respectively, over the prior year periods. The expense changes were generally due to the significant increase in the number of properties owned in the three and six months ended June 30, 2015 offset by the reclassification of certain personnel related costs in general and administrative in the first quarter of 2015, which were classified in property management in the prior year period, the lack of system implementation costs, and the lack of the 5% property management fee in the current periods. As a percentage of revenue, property management was 9.8% and 9.7% for the three and six months ended June 30, 2015, respectively, in comparison to 12.2% and 14.0% for the three and six months ended June 30, 2014, respectively. Beginning in the fourth quarter of 2014, certain personnel related costs previously classified in property management are classified in general and administrative due to changes in the management structure resulting from the Internalization. We incurred $0.7 million and $1.4 million in such reclassified costs in the three and six months ended June 30, 2015 which are now reflected as general and administration expense.

Depreciation and Amortization.  Depreciation and amortization includes depreciation on real estate assets placed in-service and amortization of deferred lease fees and in-place leases. Depreciation and amortization increased $2.7 million and $3.6 million in the three and six months ended June 30, 2015, respectively, over the prior year periods, primarily as a result of an increase in the number of properties being depreciated in the three and six months ended June 30, 2015, as more properties are owned and in-service than the prior year periods.

Advisory Management Fee. Prior to the Internalization, we relied on our Former Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business because we had no employees of our own. Under the previous arrangement, we paid our Former Manager a quarterly advisory management fee equal to 0.375% (a 1.5% annual rate) of our average fully-diluted market capitalization during the preceding quarter, less the 5% property management fee paid to our Former Manager’s operating subsidiary. Beginning in the fourth quarter of 2014, we no longer incur the advisory management fee and, accordingly, as described below, general and administrative expenses related to personnel expenses and other expenses previously borne by our Former Manager have increased.

Portfolio Acquisition Expense. We incurred $1.2 million and $2.0 million of costs associated with the Portfolio Acquisition in the three and six months ended June 30, 2015, respectively.

General and Administrative Expense. General and administrative expenses include those costs related to being a public company, costs incurred under the advisory management agreement with our Former Manager through the date of Internalization on September 30, 2014, certain personnel costs we now incur directly following the Internalization and other expenses associated with our corporate and administrative functions. Under the advisory management agreement, we paid all costs and expenses of our Former Manager incurred in the operation of its business, including all compensation costs (other than for our Chief Executive Officer and personnel providing data analytics directly supporting the investment function). As described above, beginning in the fourth quarter of 2014, general and administrative expense includes certain amounts previously borne by our Former Manager for the compensation of our Chief Executive Officer, personnel providing data analytics directly supporting the investment function and certain other costs, in addition to certain personnel and operational costs classified as property management.

General and administrative expense increased $0.8 million and $2.9 million in the three and six months ended June 30, 2015, respectively, over the prior year periods, which was primarily attributable to increased personnel and related costs for the reasons described above.

Share-based Compensation. Share-based compensation expense includes costs associated with our restricted stock awards to our board of directors and certain employees and our performance stock unit awards to certain members of management.

Share-based compensation expense increased $0.4 million and $0.7 million, in the three and six months ended June 30, 2015, respectively, over the prior year periods due to the awards made in February and May 2015, which are described in Note 5 of the condensed consolidated financial statements included within this Quarterly Report on Form 10-Q.

Interest Expense.  Interest expense includes interest incurred on the outstanding balance of our debt, an unused line fee on the undrawn amount of the revolving credit facility, and amortization of deferred financing fees, net of certain amounts capitalized for properties undergoing renovation activities. Interest expense increased $3.2 million and $4.4 million in the three and six months ended June 30, 2015, respectively, over the prior year periods. The change is primarily attributable to a higher average outstanding balance of debt and amortization of additional financing fees incurred in the securitization transaction and the credit facility related to financing the Portfolio Acquisition.

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

We consider the applicability and impact of all accounting standard updates ("ASUs"). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which creates a new Topic, Accounting Standards Codification Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard is effective for interim or annual periods beginning after December 15, 2017 and allows for either full retrospective or modified retrospective adoption. Early adoption of this standard is only allowed as of the original effective date, annual periods beginning after December 15, 2016. We are currently evaluating the impact the adoption of Topic 606 will have on its consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs for term debt in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The impact will be a reduction of other assets and the associated reported debt liability related to the securitization loan.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, fund and maintain our assets and operations, make interest payments and make distributions to our stockholders. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Our near-term liquidity requirements consist primarily of acquiring and renovating properties, funding our operations, and making interest payments and distributions to our stockholders.

Our liquidity and capital resources as of June 30, 2015 consisted of cash and cash equivalents of $33.9 million, escrow deposits of $24.6 million, and $50.9 million in additional borrowing capacity under our revolving credit facility. Escrow deposits include refundable and non-refundable cash and earnest money on deposit with certain third-party property managers for property purchases and renovation costs, earnest money deposits, and at times, monies held with certain municipalities for property purchases. Escrow deposits also include cash held in reserve at financial institutions, as required by our debt agreements, of $16.7 million at June 30, 2015. As of June 30, 2015, for properties acquired through individual broker transactions and the remaining 23 properties to complete the Portfolio Acquisition, we had offers accepted to purchase residential properties for an aggregate amount of $3.8 million; however not all of these properties are certain to be acquired because certain properties may fall out of escrow through the closing process for various reasons.

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

As part of the Securitization Transaction, one of our subsidiaries (the "Borrower") entered into a loan agreement described below (the "Securitization Loan"). The Securitization Loan was subsequently deposited into a trust in exchange for the pass-through certificates. The pass-through certificates represent the entire beneficial interest in the trust and were sold in a private offering through the placement agents retained for the transaction. The certificates were offered and sold under Rule 144A and Regulation S under the Securities Act of 1933, as amended. In March 2015, we paid down $0.5 million on the Securitization Loan to effect the release of four properties from the first priority mortgages securing the Securitization Loan.

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

Revolving Credit Facility

Certain of our subsidiaries have a revolving credit facility with a syndicate of banks. On February 18, 2015, we amended and restated the revolving credit facility to increase the borrowing capacity to $400.0 million from $200.0 million. As amended, the revolving credit facility bears interest at a varying rate of LIBOR plus 300 basis points and is not subject to a LIBOR floor. Prior to the amendment, the revolving credit facility bore interest at varying rate of LIBOR plus 3.5% subject to a LIBOR floor of 0.5%. We are also required to pay a monthly fee on the unused portion of the revolving credit facility at a rate of 0.5% per annum, when the balance outstanding is less than $200.0 million or 0.3% per annum when the balance outstanding is equal to or greater than $200.0 million. As part of the amendment, the term on the revolving credit facility was extended to February 18, 2018 and the advance rate for borrowings was increased to 65% from 55%. The advance rate is based on the aggregate value of the eligible properties which value is calculated as the lesser of (a) the third-party broker price opinion value or (b) the original purchase price plus certain renovation and other capitalized costs of the properties. We used the revolving credit facility to fund the Portfolio Acquisition. The remaining proceeds will be used for working capital and other corporate purposes, including the acquisition, financing and renovation of properties. At June 30, 2015, there was $349.1 million outstanding under the facility and $50.9 million in borrowing capacity.

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

The revolving credit facility does not contractually restrict our ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. For example, in the final year of the revolving credit facility, all cash generated by the properties in the Pledged Subsidiaries must be used to pay down the principal amount outstanding under the revolving credit facility. As of June 30, 2015, there were 6,042 properties pledged in the revolving credit facility. The revolving credit facility requires us to meet certain quarterly financial tests pertaining to total liquidity, net worth, debt yield and debt service coverage ratios and contain customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness. We must maintain at all times total liquidity of $25.0 million and a net worth of at least $125.0 million, in each case as determined in accordance with our revolving credit facility.

Interest Rate Cap Agreements

We enter into interest rate cap agreements to manage interest rate risk associated with our variable rate debt. As of June 30, 2015, we have two interest rate cap agreements at LIBOR of 3.00% with an aggregate notional amount of $349.1 million to hedge interest rate risk associated with our revolving credit facility with a termination date of February 18, 2018, one interest rate cap agreement at LIBOR of 3.1085% with a notional amount of $312.7 million to hedge interest rate risk associated with our Securitization Loan with a termination date of September 15, 2016 and one forward-starting interest rate cap agreement at LIBOR of 3.1085% with a notional amount of $200.0 million to hedge interest rate risk associated with our Securitization Loan for the period September 15, 2016 through September 15, 2019.

Operating Activities

Net cash provided by operating activities in the six months ended June 30, 2015 was $10.4 million compared to cash used by operating activities of $8.3 million for the six months ended June 30, 2014. Our operating cash flows during the six months ended June 30, 2015 were driven by an increase in our portfolio of cash-generating properties offset by an increase of certain cash reserves associated with our debt as a result of the Portfolio Acquisition, as well as an increase in operating payables on our larger portfolio. Our operating cash flows during the six months ended June 30, 2014 were affected by the results of our operations, additional reserves provided under the revolving credit facility, additional escrow cash on hand with our former property managers for operations, and payments to related parties, partially offset by the depreciation and amortization addback.

Investing Activities

Net cash used in investing activities in the six months ended June 30, 2015 of $281.6 million was largely driven by the Portfolio Acquisition. We used $270.3 million for property acquisitions and another $14.8 million on capital improvements of which $11.5 million was attributable to our initial renovation of properties, which includes properties purchased in a bulk purchase that have been renovated for the first time, and $3.3 million was attributable to capital improvements to properties that had been previously renovated.

The average renovation cost per property was approximately $28,500 or 26% of the purchase price for all properties placed in service since commencing operations through June 30, 2015, including properties acquired with an in-place lease but excluding properties acquired from entities managed by Provident Real Estate Advisors LLC and The American Home Real Estate Investment Trust. These renovation costs include capitalized expenditures for renovations, property taxes, homeowners’ association dues, interest, costs required to gain possession of the property and other capitalized expenditures until the property is ready for its intended use.

Net cash used in investing activities in the six months ended June 30, 2014 was $52.9 million and was primarily the result of our acquisition and renovation of newly acquired properties. We used $40.8 million for property acquisitions and another $14.9 million on capital improvements, of which $12.6 million was attributable to our initial renovation of properties which includes properties purchased in a bulk purchase that were renovated for the first time and $2.3 million was attributable to capital improvements to properties that had been previously renovated.

The acquisition of properties involves the outlay of capital beyond payment of the purchase price, including payments for property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, and property taxes or homeowners’ association dues in arrears, along with capitalized interest on properties purchased since we obtained debt in May 2013. Typically, these costs are capitalized as components of the purchase price of the acquired asset unless the property was purchased with an existing lease. We also make significant capital expenditures to renovate and maintain our properties to Silver Bay standards. Our ultimate success depends in part on our ability to make prudent, cost-effective decisions measured over the long term with respect to these expenditures.

Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2015 was $255.2 million and was attributable to a draw on the revolving credit facility of $282.0 million to fund the Portfolio Acquisition, partially offset by repurchases and retirement of our common stock of $12.3 million, dividends paid of $5.9 million, deferred financing costs of $5.8 million and purchases of interest rate caps of $2.3 million. Cash provided by financing activities in the six months ended June 30, 2014 was $53.9 million, primarily attributable to proceeds from our revolving credit facility of $60.1 million, partially offset by repurchases and retirement of our common stock of $2.4 million, deferred financing costs of $1.7 million and and dividends paid of $1.6 million.

We have an obligation to pay dividends on our outstanding 10% cumulative redeemable preferred stock with a $1.0 million aggregate liquidation preference in preference to dividends paid on our common stock.

We have elected to be treated as a REIT for U.S. federal income tax purposes. As a REIT, under U.S. federal income tax law we are required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income. Subject to the requirements of the Maryland General Corporation Law, we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our board of directors, which in the aggregate approximately equal our REIT taxable income in the relevant year. On June 17, 2015, our board of directors declared $4.6 million in common stock and common unit dividends, which were paid on July 10, 2015.

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

Aggregate Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from certain contractual obligations, as of June 30, 2015 (amounts in thousands):

	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Purchase obligations (1)	$3,762	$3,762	$—	$—	$—
Long-term debt obligations (2)	718,277	18,259	380,414	319,604	—
Operating lease obligations (3)	2,021	637	624	469	291
Total	$724,060	$22,658	$381,038	$320,073	$291

(1)
Reflects accepted offers on purchase contracts for properties acquired through individual broker transactions that involve submitting a purchase offer and those remaining with the Portfolio Acquisition. Not all of these properties which are under contract to close in the future are certain to be acquired as properties may fall out of escrow through the closing process for various reasons.

(2)
Includes estimated interest payments on the respective debt based on amounts outstanding as of June 30, 2015 and rates in effect as of such date. The revolving credit facility was amended and restated on February 18, 2015 and has a new maturity date of February 18, 2018. The Securitization Loan has an initial maturity date of September 9, 2016 and three, 12-month extension options resulting in a fully extended maturity date of September 9, 2019; this analysis assumes our exercise of the three extension options, which is management's intent.

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

The following is a reconciliation of our NOI to net loss as determined in accordance with GAAP for the three and six months ended June 30, 2015 and 2014 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(3,886)	$(4,970)	$(7,727)	$(9,335)
Depreciation and amortization	8,895	6,228	16,006	12,373
Advisory management fee - affiliates	—	2,169	—	4,370
Portfolio acquisition expense	1,225	—	1,980	—
General and administrative	4,048	3,246	8,098	5,165
Share-based compensation	680	259	1,177	457
Interest expense	5,862	2,642	9,348	4,969
Other	(124)	(49)	(390)	362
Property operating and maintenance add back:
Market ready costs prior to initial lease and other	79	55	163	144
Property management add backs	—	78	—	376
Net operating income	$16,779	$9,658	$28,655	$18,881
Net operating income as a percentage of total revenue	55.6%	50.4%	54.6%	50.6%

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

Core Funds From Operations ("Core FFO") is a non-GAAP financial measure that we use as a supplemental measure of our performance. We believe that Core FFO is further helpful to investors as it provides a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We adjust FFO for expensed acquisition fees and costs, including those associated with the portfolio of properties acquired from TAH, certain fees and expenses related to our Securitization Transaction, share-based compensation, write-offs of expenses associated with changes in our debt structure, and certain other non-cash or non-comparable costs to arrive at Core FFO.

FFO and Core FFO should not be considered alternatives to net income (loss) or net cash flows from operating activities, as determined in accordance with GAAP, as indications of our performance or as measures of liquidity. These non-GAAP measures are not necessarily indicative of cash available to fund future cash needs. In addition, although we use these non-GAAP measures for comparability in assessing our performance against other REITs, not all REITs compute the same non-GAAP measures. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs. This is due in part to the differences in capitalization policies used by different companies and the significant effect these capitalization policies have on FFO and Core FFO. Real estate costs incurred in connection with real estate operations which are accounted for as capital improvements are added to the carrying value of the property and depreciated over time, whereas real estate costs that are expenses are accounted for as a current period expense. This impacts FFO and Core FFO because costs that are accounted for as expenses reduce FFO and Core FFO. Conversely, real estate costs associated with assets that are capitalized and then subsequently depreciated are added back to net income to calculate FFO and Core FFO.

FFO and Core FFO are calculated on a gross basis and, as such, do not reflect adjustments for the noncontrolling interests - Operating Partnership.

The following table sets forth a reconciliation of our net loss as determined in accordance with GAAP and our calculations of FFO and Core FFO for the three and six months ended June 30, 2015 and 2014. Also presented is information regarding the weighted-average number of shares of our common stock and common units of the Operating Partnership outstanding used for the computation of FFO and Core FFO per share (amounts in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(3,886)	$(4,970)	$(7,727)	$(9,335)
Depreciation and amortization	8,895	6,228	16,006	12,373
Other	(198)	152	(484)	447
Funds from operations	$4,811	$1,410	$7,795	$3,485

Adjustments:
Portfolio acquisition expense (1)	$1,225	$—	$1,980	$—
Acquisition fees and costs expensed (2)	—	775	—	835
Securitization fees and costs expensed (3)	—	474	—	584
Share-based compensation	680	259	1,177	457
Market ready costs prior to initial lease and other	79	55	163	144
System implementation costs	—	—	—	124
Write-off of deferred financing fees	—	—	31	—
Amortization of discount on securitization loan	75	—	150	—
Other (4)	49	—	113	—
Core funds from operations	$6,919	$2,973	$11,409	$5,629

FFO	$4,811	$1,410	$7,795	$3,485
Preferred stock distributions	(25)	(25)	(50)	(50)
FFO available to common shares and units	$4,786	$1,385	$7,745	$3,435

Core FFO	$6,919	$2,973	$11,409	$5,629
Preferred stock distributions	(25)	(25)	(50)	(50)
Core FFO available to common shares and units	$6,894	$2,948	$11,359	$5,579

Weighted average common shares and units outstanding (5)	38,507,068	38,465,803	38,583,655	38,504,053
FFO per share	$0.12	$0.04	$0.20	$0.09
Core FFO per share	$0.18	$0.08	$0.29	$0.14

(1)	Includes a one-time expense for costs related to the Portfolio Acquisition.

(2)	Includes a one-time expense reflected in general and administrative expense in the three and six months ended June 30, 2014 to acquire the former Tampa third-party property manager.

(3)	Represents non-capitalizable costs related to our Securitization Transaction for personnel and other matters.

(4)	Non-comparable costs from prior periods.

(5)	Represents the weighted average of common shares and common units in the Operating Partnership outstanding for the periods presented.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Our future revenue, cash flows and fair values relevant to certain financial instruments are dependent upon prevailing market interest rates. Our Securitization Loan and revolving credit facility have variable rates of interest. We are therefore most vulnerable to changes in short-term LIBOR interest rates. For discussion of our borrowing activity in the three and six months ended June 30, 2015, see Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Part I of this Quarterly Report on Form 10-Q.

There have been no material changes in our interest rate market risk during the three and six months ended June 30, 2015. For additional information on our interest rate market risk, refer to Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2015 - April 30, 2015	—	$—	—	1,866,676
May 1, 2015 - May 31, 2015	121,188	15.5473	121,188	1,745,488
June 1, 2015 - June 30, 2015	178,812	15.5192	178,812	1,566,676
Total	300,000	$15.5306	300,000	1,566,676

(1)	Includes commissions.

(2)
These shares were repurchased and retired under the Company’s share repurchase program authorized on July 1, 2013 and increased on November 25, 2014, pursuant to which the Company is authorized to repurchase up to 5,000,000 shares of its common stock and which does not have an expiration date.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

In the second quarter of 2015, we borrowed an aggregate amount of $282.0 million under our revolving credit facility described elsewhere in this Quarterly Report on Form 10-Q.

Item 6.  Exhibits

(a)	The attached Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BAY REALTY TRUST CORP.

Date: August 6, 2015	By:	/s/ David N. Miller
David N. Miller President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2015	By:	/s/ Christine Battist
Christine Battist Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
2.1	Contribution Agreement dated as of August 3, 2014 among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., Pine River Domestic Management L.P., Provident Real Estate Advisors LLC, and PRCM Real Estate Advisers LLC.	8-K	001-35760	2.1	August 4, 2014
2.2	Real Estate Sales Contract, dated as of February 18, 2015, between The American Home Real Estate Investment Trust, Inc. and 2015A Property Owner LLC	10-Q	001-35760	2.2	May 7, 2015
2.3	Amendment dated June 1, 2015 to Real Estate Sales Contract dated as of February 18, 2015 with The American Home Real Estate Investment Trust, Inc.
3.1	Articles of Amendment and Restatement of Silver Bay Realty Trust Corp.	10-K	001-35760	3.1	March 1, 2013
3.2	Amended and Restated Bylaws of Silver Bay Realty Trust Corp.	S-11/A	333-183838	3.5	October 17, 2012
3.3	Articles Supplementary for Cumulative Redeemable Preferred Stock of Silver Bay Trust Corp.	10-K	001-35760	3.3	March 1, 2013
4.1	Specimen Common Stock Certificate of Silver Bay Realty Trust Corp.	S-11/A	333-183838	3.5	November 23, 2012
4.2	Instruments defining the rights of holders of securities: See Articles VI and VII of our Articles of Amendment and Restatement.	10-K	001-35760	4.2	March 1, 2013
4.3	Instruments defining the rights of holders of securities: See Article VII of our Amended and Restated Bylaws.	S-11/A	333-183838	3.5	October 17, 2012
4.4	Instruments defining the rights of holders of securities: See Article Second of our Articles Supplementary.	10-K	001-35760	4.4	March 1, 2013
4.5	Registration Rights Agreement by and among Silver Bay Realty Trust Corp. and certain holders of common units in Silver Bay Operating Partnership L.P., dated September 30, 2014.	10-K	001-35760	4.5	February 26, 2015
10.1	Joinder Agreement, dated as of April 1, 2015 adding new borrowers to the Amended and Restated Revolving Credit Agreement dated as of February 18, 2015
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document