Form 10-Q
period 2015-09-30
Silver Bay Realty Trust Corp.
filed 2015-11-05
CIK 1557255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
or

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

As of November 2, 2015, there were 36,069,677 shares of common stock, par value $0.01 per share, outstanding.

SILVER BAY REALTY TRUST CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

INDEX

Part I.	Financial Information

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2015 and 2014 (unaudited)	4

	Condensed Consolidated Statement of Changes in Equity for the Nine Months Ended September 30, 2015 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014 (unaudited)	7

	Notes to the Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

Part II.	Other Information

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

Signatures		42

Index to Exhibits		43

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and its exhibits contain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Forward-looking statements may include statements about our projected operating results, our ability to successfully lease and operate acquired properties, including turnover rates, projected operating costs, estimates relating to our ability to make distributions to our stockholders in the future, market trends in our industry, real estate values and prices, and the general economy.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
Silver Bay Realty Trust Corp.
Condensed Consolidated Balance Sheets
(amounts in thousands except share data)

	September 30, 2015 (unaudited)	December 31, 2014
Assets
Investments in real estate:
Land	$221,158	$167,780
Building and improvements	990,405	780,590
	1,211,563	948,370
Accumulated depreciation	(65,534)	(43,150)
Investments in real estate, net	1,146,029	905,220
Assets held for sale	11,224	2,010
Cash and cash equivalents	41,026	49,854
Escrow deposits	23,028	20,211
Resident security deposits	12,331	8,595
In-place lease and deferred lease costs, net	730	688
Deferred financing costs, net	14,229	11,960
Other assets	6,105	3,842
Total assets	$1,254,702	$1,002,380
Liabilities and Equity
Liabilities:
Securitization loan, net of unamortized discount of $1,161 and $1,387, respectively	$304,025	$310,665
Revolving credit facility	344,254	67,096
Accounts payable and accrued property expenses	24,400	13,090
Resident prepaid rent and security deposits	13,957	9,634
Total liabilities	686,636	400,485
10% cumulative redeemable preferred stock at liquidation value, $0.01 par; 50,000,000 authorized, 1,000 issued and outstanding	1,000	1,000
Equity:
Stockholders’ equity:
Common stock $0.01 par; 450,000,000 shares authorized; 36,071,059 and 36,711,694, respectively, shares issued and outstanding	358	366
Additional paid-in capital	651,148	660,776
Accumulated other comprehensive loss	(1,589)	(86)
Cumulative deficit	(115,888)	(94,593)
Total stockholders’ equity	534,029	566,463
Noncontrolling interests - Operating Partnership	33,037	34,432
Total equity	567,066	600,895
Total liabilities and equity	$1,254,702	$1,002,380

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp. Condensed Consolidated Statements of Operations and Comprehensive Loss (amounts in thousands except share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Rental income	$29,919	$19,361	$81,184	$55,821
Other income	698	613	1,869	1,436
Total revenue	30,617	19,974	83,053	57,257
Expenses:
Property operating and maintenance	6,529	4,787	16,479	12,537
Real estate taxes	3,918	2,732	11,864	8,011
Homeowners’ association fees	512	334	1,465	993
Property management	3,167	2,336	8,262	7,569
Depreciation and amortization	9,068	6,427	25,074	18,800
Advisory management fee - affiliates	—	2,251	—	6,621
Management internalization	—	39,179	—	39,179
Portfolio acquisition expense	66	—	2,046	—
General and administrative	3,973	2,157	12,071	7,323
Share-based compensation	718	259	1,895	716
Interest expense	5,959	3,741	15,307	8,710
Total expenses	33,910	64,203	94,463	110,459
Loss before other income (expense) and non-controlling interests	(3,293)	(44,229)	(11,410)	(53,202)
Other income (expense):
Net gain on disposition of real estate	2,089	84	2,320	161
Ineffectiveness of interest rate cap agreements	—	(480)	—	(480)
Other expense	(223)	(245)	(64)	(684)
Total other income (expense)	1,866	(641)	2,256	(1,003)
Net loss	(1,427)	(44,870)	(9,154)	(54,205)
Net loss attributable to noncontrolling interests - Operating Partnership	84	—	531	—
Net loss attributable to controlling interests	(1,343)	(44,870)	(8,623)	(54,205)
Preferred stock distributions	(25)	(25)	(75)	(75)
Net loss attributable to common stockholders	$(1,368)	$(44,895)	$(8,698)	$(54,280)
Loss per share - basic and diluted:
Net loss attributable to common shares	$(0.04)	$(1.17)	$(0.24)	$(1.41)
Weighted average common shares outstanding	36,071,146	38,315,231	36,257,449	38,440,421

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp. Condensed Consolidated Statements of Operations and Comprehensive Loss (amounts in thousands except share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Comprehensive Loss:
Net loss	$(1,427)	$(44,870)	$(9,154)	$(54,205)
Other comprehensive loss:
Change in fair value of interest rate cap agreements	(1,014)	15	(1,503)	(208)
Losses reclassified into earnings from other comprehensive (loss) income	—	481	—	481
Other comprehensive (loss) income	(1,014)	496	(1,503)	273
Comprehensive loss	(2,441)	(44,374)	(10,657)	(53,932)
Less comprehensive loss attributable to noncontrolling interests - Operating Partnership	84	—	531	—
Comprehensive loss attributable to controlling interests	$(2,357)	$(44,374)	$(10,126)	$(53,932)

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp.
Condensed Consolidated Statement of Changes in Equity
(amounts in thousands except share data)
(unaudited)

	Common Stock			Accumulated Other Comprehensive Loss		Total Stockholders’ Equity	Noncontrolling Interests - Operating Partnership
	Shares	Par Value Amount	Additional Paid-In Capital		Cumulative Deficit			Total Equity
Balance at January 1, 2015	36,711,694	$366	$660,776	$(86)	$(94,593)	$566,463	$34,432	$600,895
Non-cash equity awards, net	134,031	—	1,826	—	—	1,826	—	1,826
Repurchase and retirement of common stock	(774,666)	(8)	(12,318)	—	—	(12,326)	—	(12,326)
Dividends declared	—	—	—	—	(12,672)	(12,672)	—	(12,672)
Net loss	—	—	—	—	(8,623)	(8,623)	(531)	(9,154)
Other comprehensive loss	—	—	—	(1,503)	—	(1,503)	—	(1,503)
Adjustment to noncontrolling interests - Operating Partnership	—	—	864	—	—	864	(864)	—
Balance at September 30, 2015	36,071,059	$358	$651,148	$(1,589)	$(115,888)	$534,029	$33,037	$567,066

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp. Condensed Consolidated Statements of Cash Flows (amounts in thousands) (unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(9,154)	$(54,205)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,074	18,800
Non-cash management internalization	—	36,173
Non-cash share-based compensation	1,826	716
Losses reclassified into earnings from other comprehensive loss	—	481
Amortization and write-off of deferred financing costs	3,341	2,673
Amortization of discount on securitization loan	225	41
Net gain on disposition of real estate	(2,320)	(161)
Other	1,129	1,226
Net change in assets and liabilities:
(Increase) decrease in escrow cash for operating activities and debt reserves	(3,776)	5,962
Increase in deferred lease fees and other assets	(3,733)	(1,453)
Increase in accounts payable, accrued property expenses, and prepaid rent	10,459	6,435
Decrease in related party payables, net	—	(7,611)
Net cash provided by operating activities	23,071	9,077
Cash Flows From Investing Activities:
Purchase of investments in real estate	(272,679)	(79,590)
Capital improvements of investments in real estate	(20,698)	(24,217)
Increase (decrease) in escrow cash for investing activities	959	(1,587)
Proceeds from disposition of real estate	21,063	5,406
Cash acquired in management internalization	—	2,067
Other	(43)	(218)
Net cash used by investing activities	(271,398)	(98,139)
Cash Flows From Financing Activities:
Proceeds from securitization loan	—	311,164
Payments on securitization loan	(6,866)	(615)
Proceeds from revolving credit facility	281,963	70,683
Paydown of revolving credit facility	(4,805)	(235,508)
Deferred financing costs paid	(5,783)	(12,201)
Purchase of interest rate cap agreements	(2,250)	(393)
Repurchase and retirement of common stock	(12,326)	(14,711)
Dividends paid	(10,434)	(2,760)
Net cash provided by financing activities	239,499	115,659
Net change in cash and cash equivalents	(8,828)	26,597
Cash and cash equivalents at beginning of period	49,854	43,717
Cash and cash equivalents at end of period	$41,026	$70,314

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp. Condensed Consolidated Statements of Cash Flows (amounts in thousands) (unaudited)

	Nine Months Ended September 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$11,397	$5,978
Decrease in fair value of interest rate cap agreements	$1,503	$208
Noncash investing and financing activities:
Common stock and unit dividends declared, but not paid	$4,572	$1,514
Capital improvements in accounts payable	$1,058	$2,352
Non-cash management internalization transaction:
Issuance of units to noncontrolling units	$—	$36,173
Other liabilities acquired in management internalization	$—	$(2,067)

See accompanying notes to the condensed consolidated financial statements.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Nine Months Ended September 30, 2015
(amounts in thousands, except share data and property counts)

Note 1.  Organization and Operations

Silver Bay Realty Trust Corp. ("Silver Bay" or the "Company"), is a Maryland corporation that focuses on the acquisition, renovation, leasing and management of single-family properties in select markets in the United States.

As of September 30, 2015, the Company owned 9,074 single-family properties, excluding assets held for sale, in Arizona, California, Florida, Georgia, Nevada, North Carolina, Ohio, South Carolina and Texas.

As of April 1, 2015, the Company substantially completed the acquisition (the "Portfolio Acquisition") of the portfolio of properties from The American Home Real Estate Investment Trust ("TAH"), a Maryland corporation. During the nine months ended September 30, 2015, the Company acquired 2,456 properties (the “Acquired Properties”). The homes are primarily located in Atlanta, GA, Charlotte, NC, Tampa, FL, and Orlando, FL. See Note 3 for further description of this transaction.

In connection with its initial public offering the Company restructured its ownership to conduct its business through a traditional umbrella partnership ("UPREIT structure") in which substantially all of its assets are held by, and its operations are conducted through, Silver Bay Operating Partnership L.P. (the "Operating Partnership"), a Delaware limited partnership. The Company's wholly owned subsidiary, Silver Bay Management LLC, is the sole general partner of the Operating Partnership. As of September 30, 2015, the Company owned, through a combination of direct and indirect interests, 94.2% of the partnership interests in the Operating Partnership.

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

Note 2.  Basis of Presentation and Significant Accounting Policies

Consolidation and Basis of Presentation

The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2015 and results of operations for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2015 may not be indicative of the results for a full year.

The accompanying condensed consolidated financial statements include the accounts of the Company and the Operating Partnership. The Company consolidates real estate partnerships and other entities that are not variable interest entities

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Nine Months Ended September 30, 2015
(amounts in thousands, except share data and property counts)

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

The cost of restricted shares of common stock awarded to independent directors is based on the fair market value of the Company’s stock as of the date of grant, in accordance with Codification Topic Compensation - Stock Compensation (“ASC 718”). Prior to the Internalization, the cost of restricted shares of common stock awarded to employees of the Former Manager and the Former Manager’s operating subsidiary were measured at each reporting date based on the price of the Company’s stock as of period end, in accordance with Codification Topic Equity (“ASC 505”). On the date of the Internalization, the employees of the Former Manager and the Former Manager's operating subsidiary became employees of the Company and the Company fixed the measurement of the awards to the respective employees to the stock price as of such date in accordance with ASC 718. The respective awards will not be subsequently remeasured and future awards to employees, subsequent to the Internalization, will be measured based on the price of the Company's stock as of the date of grant in accordance with ASC 718.  All restricted stock awards are amortized ratably over the applicable service period.

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

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Nine Months Ended September 30, 2015
(amounts in thousands, except share data and property counts)

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

Note 3. Investments in Real Estate

Acquisition of The American Home Real Estate Investment Trust, Inc. Portfolio

As of April 1, 2015, the Company substantially completed the Portfolio Acquisition of the portfolio of properties from TAH. During the nine months ended September 30, 2015, the Company acquired 2,456 properties from TAH. The aggregate purchase price for the Portfolio Acquisition was $263,000. The Portfolio Acquisition was financed using proceeds obtained under the Company's revolving credit facility, which was amended and restated on February 18, 2015 to increase the borrowing capacity to $400,000 from $200,000 (see Note 4). The homes are primarily located in Atlanta, GA, Charlotte, NC, Tampa, FL, and Orlando, FL. Information regarding the Portfolio Acquisition is detailed in these notes to the Company’s condensed financial statements reflect the full acquisition of the portfolio.

The purchase price included a holdback of $7,890, which is held by a third-party escrow agent on TAH's behalf under the terms of an escrow agreement and will be used to satisfy any claims by the Company made within 15 months of the closing date, including for breach by TAH or certain of its subsidiaries under the purchase agreement.

The Company also incurred $66 and $2,046 in transaction expenses associated with the Portfolio Acquisition in the three and nine months ended September 30, 2015. These costs are expensed as incurred in accordance with Codification Topic 805 Business Combinations and are included in portfolio acquisition expense in the condensed consolidated statements of operations and comprehensive loss.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Nine Months Ended September 30, 2015
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

The following table illustrates the effect on net income, earnings per share - basic and diluted as if the Company had completed the Portfolio Acquisition on January 1, 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue (1)	$30,617	$26,113	$89,668	$74,854
Net loss (1) (2) (3)	$(1,361)	$(47,437)	$(9,296)	$(65,126)
Net loss attributable to common shareholders (1) (2) (3)	$(1,302)	$(47,462)	$(8,840)	$(65,201)
Loss per share - basic and diluted (1) (2) (3)	$(0.04)	$(1.24)	$(0.24)	$(1.70)
Common shares outstanding	36,071,146	38,315,231	36,257,449	38,440,421

(1) The unaudited pro forma information includes revenue and operating expenses based on the historical operations of TAH as well the Company and does not purport to be indicative of what the Company's operating results would have been had the Portfolio Acquisition occurred on January 1, 2014.
(2) Assumes portfolio acquisition expense for the three and nine months ended September 30, 2015 had been incurred on January 1, 2014, and thus is included in the nine months ended September 30, 2014.
(3) Includes net gain on disposition of real estate as noted in the condensed consolidated statements of operations and comprehensive loss.

Sale of Real Estate Assets

During the three and nine months ended September 30, 2015, the Company sold its Houston portfolio along with certain other properties for an aggregate sales price of $18,356 and $21,063, respectively, resulting in an aggregate net gain of $2,089 and $2,320, respectively, which has been classified as net gain on disposition of real estate in the condensed consolidated statements of operations and comprehensive loss. In connection with these asset sales, certain debt repayments were made that are more fully described in Note 4. In accordance with ASC 2014-08, the disposals were not considered a discontinued operation. Any holding costs associated with homes being sold are reflected within held for sale expenses and are classified as other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

During the three and nine months ended September 30, 2014, the Company sold certain properties for an aggregate sales price of $1,972 and $5,406, respectively, resulting in an aggregate net gain of $84 and $161, respectively.

In connection with assets held for sale, the Company recognized $14 and $46 in impairment charges for the three and nine months ended September 30, 2015 and $197 and $591 in impairment charges for the three and nine months ended September 30, 2014 classified within other income (expense).

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Nine Months Ended September 30, 2015
(amounts in thousands, except share data and property counts)

Note 4.  Debt

Securitization Loan

On August 12, 2014, the Company completed a securitization transaction (the "Securitization Transaction") in which it received gross proceeds of $311,164, net of an original issue discount of $1,503 and before issuance costs and reserves. The Securitization Transaction involved the issuance and sale of six classes of single-family rental pass-through certificates (the "Certificates") that represent beneficial ownership interests in a loan secured by 3,084 single-family properties (the "Securitization Properties") sold to one of the Company's affiliates from its portfolio. In the Securitization Transaction, the Company sold $312,667 of pass-through certificates, with a blended effective interest rate of the London Interbank Offered Rate ("LIBOR") plus 1.92%, inclusive of the amortization of the original issue discount, plus monthly servicing fees of 0.1355% per tranche. The original issue discount will be accreted and recognized to interest expense through the fully extended maturity date of September 9, 2019.

As part of the Securitization Transaction, a newly-formed special purpose entity (the "Borrower") entered into a loan agreement (the "Securitization Loan"). The Borrower is wholly owned by another special purpose entity (the "Equity Owner"). The Securitization Loan was subsequently deposited into a trust in exchange for the pass-through certificates. The Securitization Loan has an initial term of two years, with three, 12-month extension options, resulting in a fully extended maturity date of September 9, 2019. The Company used the proceeds of the Securitization Loan to pay down the balance of Company's revolving credit facility at closing and the remaining proceeds were used for working capital and other corporate purposes, including the acquisition, financing and renovation of properties and the repurchase of common stock. During the nine months ended September 30, 2015, the Company paid down $6,866 on the Securitization Loan to effect the release of certain properties from the first priority mortgages securing the Securitization Loan, including those properties in the Houston portfolio as described in Note 3.

The Securitization Loan requires monthly payments of interest and is comprised of six floating rate components computed based on one month LIBOR for each interest period plus a fixed component spread for each of the six components, resulting in a blended effective interest rate of LIBOR plus 1.94% at September 30, 2015, as a result of the pay down as noted above, inclusive of the amortization of the original issue discount (described below), plus monthly servicing fees of 0.1355%. The principal amount of each component of the loan corresponds to the respective class of Certificates. In connection with entering into the loan, the Company recorded $311,164 as securitization loan in the accompanying condensed consolidated balance sheets. The original issue discount (the difference between the $312,667 balance of certificates sold and the gross proceeds of $311,164) is accreted and recognized to interest expense through the fully extended maturity date of September 9, 2019. In the three and nine months ended September 30, 2015, the Company incurred gross interest expense of $1,706 and $5,081, respectively, excluding amortization of the discount and deferred financing costs and before the effect of capitalizing interest related to property renovations. In the three and nine months ended September 30, 2014, the Company incurred gross interest expense of $914 for both the three and nine months ended September 30, 2014, excluding amortization of the discount and deferred financing costs and before the effect of capitalizing interest related to property renovations. As of September 30, 2015 and December 31, 2014, the loan had a weighted-average interest rate of 2.18% and 2.11%, respectively, which is inclusive of the monthly servicing fees, but excludes amortization of the original issue discount and deferred financing costs.

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

The Securitization Loan provides for the restriction of cash whereby the Company must set aside funds for payment of property taxes, capital expenditures and other reserves associated with the Securitization Properties. As of September 30, 2015 and December 31, 2014, the Company had $4,055 and $4,635, respectively, included in escrow deposits associated with the

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Nine Months Ended September 30, 2015
(amounts in thousands, except share data and property counts)

required reserves. The Securitization Loan does not contractually restrict the Company's ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. The Securitization Loan documents require the Company to maintain certain covenants, including a minimum debt yield on the Securitization Properties, and contain customary events of default for a loan of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments and cross-default with certain other indebtedness. In the event of default, the lender may apply funds, as the lender elects, from a cash management account controlled by the lender for the collection of all rents and cash generated by the Borrower's properties, foreclose on its security interests, appoint a new property manager, and in limited circumstances, enforce the Company's guaranty. In addition, as of September 30, 2015 and December 31, 2014, the cash management account had a balance of $2,786 and $3,542, respectively, classified as escrow deposits on the condensed consolidated balance sheets. As of September 30, 2015 and December 31, 2014, the Company was in compliance with all financial covenants.

Revolving Credit Facility

Certain of the Company's subsidiaries have a revolving credit facility (the "revolving credit facility") with a syndicate of banks. On February 18, 2015, the Company amended and restated the revolving credit facility to increase the borrowing capacity to $400,000 from $200,000 and subsequently amended the revolving credit facility to address certain interest calculation mechanics. As amended, the revolving credit facility bears interest at a varying rate of LIBOR plus 300 basis points with a LIBOR floor of 0.0%. Prior to the amendment, the revolving credit facility bore interest at varying rates of LIBOR plus 3.5% subject to a LIBOR floor of 0.5%. The Company is also required to pay a monthly fee on the unused portion of the revolving credit facility at a rate of 0.5% per annum, when the balance outstanding is less than $200,000, or 0.3% per annum when the balance outstanding is equal to or greater than $200,000.  As part of the amendment, the term of the revolving credit facility was extended to February 18, 2018 and the advance rate for borrowings was increased to 65% from 55%. The advance rate is based on the aggregate value of the eligible properties which value is calculated as the lesser of (a) the third-party broker price opinion value or (b) the original purchase price plus certain renovation and other capitalized costs of the properties. The Company used proceeds from the revolving credit facility to fund the Portfolio Acquisition. The remaining proceeds were used for working capital and other corporate purposes, including the acquisition, financing and renovation of properties.

As of September 30, 2015 and December 31, 2014, $344,254 and $67,096, respectively, was outstanding under the revolving credit facility. During the nine months ended September 30, 2015, the Company paid down $4,805 on the revolving credit facility to effect the release of certain properties, including those properties in the Houston portfolio as described in Note 3.

The interest rate on the revolving credit facility as of September 30, 2015 and 2014 was 3.4% and 4.0%, respectively. In the three and nine months ended September 30, 2015, the Company incurred $2,989 and $6,898, respectively, in gross interest expense on the revolving credit facility, excluding amortization of deferred financing costs, before the effect of capitalizing interest related to property renovations and interest expense related to the interest rate cap agreements. In the three and nine months ended September 30, 2014, the Company incurred $1,302 and $5,549, respectively, in gross interest expense on the revolving credit facility, excluding amortization of deferred financing costs, before the effect of capitalizing interest related to property renovations and interest expense related to the interest rate cap agreements.

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

The revolving credit facility does not contractually restrict the Company’s ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. For example, in the final year of the revolving credit facility, all cash generated by the properties in the Pledged Subsidiaries must be used to pay down the principal

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Nine Months Ended September 30, 2015
(amounts in thousands, except share data and property counts)

amount outstanding under the revolving credit facility. The revolving credit facility requires the Company to meet certain quarterly financial tests pertaining to net worth, total liquidity, debt yield and debt service coverage ratios, as defined by the revolving credit facility agreement. The Company must maintain at all times total liquidity of $25,000 and a net worth of at least $125,000, in each case as determined in accordance with the revolving credit facility agreement. As of September 30, 2015, and December 31, 2014, the Company was in compliance with all financial covenants. The revolving credit facility also provides for the restriction of cash whereby the Company must set aside funds for payment of insurance, property taxes and certain property operating and maintenance expenses associated with properties in the Pledged Subsidiaries' portfolios. As of September 30, 2015 and December 31, 2014, the Company had $15,950 and $6,457, respectively, included in escrow deposits associated with the required reserves. The revolving credit facility also contains customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.

Deferred Financing Costs

Costs incurred in the placement of the Company’s debt are being amortized using the straight-line method, which approximates the effective interest method, over the terms of the related debt. Amortization of deferred financing costs is recorded as interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

In connection with its Securitization Loan, the Company incurred deferred financing costs of $0 and $460 for the three and nine months ended September 30, 2015. The costs are being amortized through September 9, 2019, the fully extended maturity date of the Securitization Loan. Amortization of the deferred financing costs was $585 and $1,752 for the three and nine months ended September 30, 2015 and $302 for both the three and nine months ended September 30, 2014. In conjunction with the pay down of the Securitization Loan related to the sale of the Houston portfolio, the Company wrote off $174 in deferred financing costs for both the three and nine months ended September 30, 2015, which has been included in net gain on disposition of real estate in the condensed consolidated statements of operations and comprehensive loss.

In connection with its revolving credit facility, the Company incurred deferred financing costs of $21 and $5,323 for the three and nine months ended September 30, 2015 and $28 and $1,726 for the three and nine months ended September 30, 2014, respectively. Amortization of the deferred financing costs was $582 and $1,558 for the three and nine months ended September 30, 2015 and $345 and $1,313 for three and nine months ended September 30, 2014, respectively.

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

The Company determined that the interest rate caps purchased in the nine months ended September 30, 2015 qualify for hedge accounting and, therefore, designated the derivatives as cash flow hedges with future changes in fair value recognized

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Nine Months Ended September 30, 2015
(amounts in thousands, except share data and property counts)

through other comprehensive loss (see Note 9). Ineffectiveness is calculated as the amount by which the change in fair value of the derivatives exceeds the change in the fair value of the anticipated cash flows related to the corresponding debt.

Capitalized Interest

The Company capitalizes interest for properties undergoing renovation activities and purchased subsequent to the Company obtaining debt in May 2013. Capitalized interest totaled $0 and $311 for the three and nine months ended September 30, 2015, respectively, and $251 and $497 for the three and nine months ended September 30, 2014, respectively.

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

On February 13, 2015, the Company issued, in aggregate, 56,385 shares of restricted common stock to certain personnel of the Company. The estimated fair value of these awards was $15.67 per share, based upon the closing price of the Company’s stock on the grant date. These grants will vest annually in three equal installments commencing on the date of the grant, as long as such individual is an employee on the vesting date.

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
Three and Nine Months Ended September 30, 2015
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

During the three and nine months ended September 30, 2015, the Company recognized non-cash performance-based stock unit expense of $96 and $243, which is included within share-based compensation in the condensed consolidated statements of operations and comprehensive loss. Unrecognized compensation expense at September 30, 2015 was $912, which is expected to be recognized over the remaining three-year service period of the PSUs.

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

In the nine months ended September 30, 2015, the Company repurchased and retired 770,417 shares under the program for a total cost of $12,260, at an average purchase price of $15.91, inclusive of commissions.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Nine Months Ended September 30, 2015
(amounts in thousands, except share data and property counts)

Common Stock Dividends

The following table presents cash dividends declared by the Company on its common stock during the three months ended September 30, 2015, and the six immediately preceding quarters:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share
September 25, 2015	October 6, 2015	October 16, 2015	$0.12
June 17, 2015	June 29, 2015	July 10, 2015	0.12
March 25, 2015	April 6, 2015	April 17, 2015	0.09
December 18, 2014	December 29, 2014	January 9, 2015	0.06
September 4, 2014	September 22, 2014	October 3, 2014	0.04
June 19, 2014	June 30, 2014	July 11, 2014	0.03
March 13, 2014	March 24, 2014	April 4, 2014	0.03

Preferred Stock Dividends

The following table presents cash dividends declared by the Company on its 10% cumulative redeemable preferred stock during the three months ended September 30, 2015, and the six immediately preceding quarters:

Declaration Date	Payment Date	Cash Dividend per Share
September 29, 2015	October 16, 2015	$26.67
June 17, 2015	June 30, 2015	23.06
March 25, 2015	April 17, 2015	27.22
January 9, 2015	January 9, 2015	26.67
October 3, 2014	October 3, 2014	22.78
June 25, 2014	June 30, 2014	26.94
April 2, 2014	April 4, 2014	23.33

Note 7.  Earnings (Loss) Per Share

The following table presents a reconciliation of net loss attributable to common stockholders and shares used in calculating basic and diluted earnings (loss) per share ("EPS") for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss attributable to controlling interests	$(1,343)	$(44,870)	$(8,623)	$(54,205)
Preferred stock distributions	(25)	(25)	(75)	(75)
Net loss attributable to common stockholders	$(1,368)	$(44,895)	$(8,698)	$(54,280)
Basic and diluted weighted average common shares outstanding	36,071,146	38,315,231	36,257,449	38,440,421
Net loss per common share - basic and diluted	$(0.04)	$(1.17)	$(0.24)	$(1.41)

A total of 2,231,511 common units not owned by the Company were outstanding for the three and nine months ended September 30, 2015, but have been excluded from the calculation of diluted EPS as their inclusion would not be dilutive. In addition, 165,000 PSUs have been excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2015, as the requisite performance conditions had not been met as of such date.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Nine Months Ended September 30, 2015
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
The Contribution Agreement included a net worth adjustment, payable in cash, in the event that the closing net worth of the Former Manager was greater or less than $0 after making an adjustment to exclude any liabilities for accrued bonus compensation payable to the Chief Executive Officer and personnel providing data analytics directly supporting the investment function of the Company. The Company settled the net worth adjustment on September 30, 2014 based on estimated amounts. The Company finalized the net worth adjustment in the fourth quarter of 2014 and the settlement was de minimus. As a result of this transaction, as of September 30, 2014, the Company no longer pays fees or expense reimbursements to the Former Manager or the Former Manager's operating subsidiary.
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

Upon Internalization, the Company assumed net operating losses and a deferred tax asset of the Former Manager's operating subsidiary of $1,508, which expire through 2032. The Company recorded a deferred tax asset of $623, which was fully offset by a valuation allowance due to the uncertainty in forecasting future taxable income of this entity. The Company elected to have this new entity be treated for tax purposes as a taxable REIT subsidiary.

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
During the three and nine months ended September 30, 2014, the Company expensed $2,251 and $6,621 in advisory management fees, net of the reduction for the 5% property management fee described below.

The Company also reimbursed the Former Manager for certain general and administrative expenses, primarily related to employee compensation and certain office costs. Direct and allocated costs incurred by the Former Manager on behalf of the Company totaled $1,777 and $5,476 for the three and nine months ended September 30, 2014.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Nine Months Ended September 30, 2015
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

During the three and nine months ended September 30, 2014, the Company incurred property management expense of $2,336 and $7,569, respectively. These amounts included direct expense reimbursements of $1,717 and $5,120, respectively, and the 5% property management fee of $97 and $288, respectively. The remaining amounts in property management fees of $522 and $2,161, respectively, were incurred to reimburse the Former Manager's operating subsidiary for expenses payable to third-party property managers and direct property management type expenses. In addition, the Company incurred charges with the Former Manager's operating subsidiary of $220 and $608, respectively, in acquisitions and renovation fees, which the Company capitalized as part of property acquisition and renovation costs of $0 and $11, respectively, for leasing services, which are reflected as other assets and amortized over the life of the leases.

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

The following tables provide a summary of the aggregate fair value measurements for the interest rate cap agreements and the location within the condensed consolidated balance sheets at September 30, 2015 and December 31, 2014, respectively:

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	September 30, 2015	Quoted Prices (Unadjusted) for Identical Assets/Liabilities (Level 1)	Quoted Prices for Similar Assets and Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Caps (cash flow hedges)	Other Assets	$803	$—	$803	$—

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Nine Months Ended September 30, 2015
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

The following table provides a summary of the effect of cash flow hedges on the Company's condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2015:

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss on Derivative	Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Interest Rate Caps	$(1,503)	Interest Expense	$(1)	Ineffectiveness of Interest Rate Cap Agreements	$—

The following table provides a summary of the effect of cash flow hedges on the Company's condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2014:

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss on Derivative	Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Interest Rate Caps	$(208)	Interest Expense	$(1)	Ineffectiveness of Interest Rate Cap Agreements	$(480)

As of September 30, 2015 and December 31, 2014, there were $1,589 and $86, respectively, in deferred losses in accumulated other comprehensive loss related to interest rate cap agreements. The Company expects to recognize $181 in interest expense during the twelve months ending September 30, 2016, which will be reclassified out of accumulated other comprehensive loss in accordance with the amortization schedules established upon designation of the interest rate caps as cash flow hedges. During the nine months ended September 30, 2015, the Company recorded $9 in losses as interest expense related to the change in fair value of interest rate caps not designated as cash flow hedges.

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
Three and Nine Months Ended September 30, 2015
(amounts in thousands, except share data and property counts)

Fair Value of Other Financial Instruments

In accordance with ASC 820, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the condensed consolidated balance sheets, for which fair value can be estimated.  The following describes the Company’s methods for estimating the fair value for financial instruments. Descriptions are not provided for those items that have zero balances as of September 30, 2015.

•
Cash and cash equivalents, escrow deposits, resident prepaid rent and security deposits, resident rent receivable (included in other assets), accounts payable, and accrued property expenses have carrying values which approximate fair value because of the short-term nature of these instruments. The Company categorizes the fair value measurement of these assets and liabilities as Level 1.

•
The Company’s revolving credit facility has a floating interest rate based on an index plus a spread and the credit spread is consistent with those demanded in the market for facilities with similar risk and maturities. As the revolving credit facility was amended and restated on February 18, 2015, the interest rate on this borrowing is at market as of September 30, 2015 and thus, the carrying value of the debt approximates fair value. The Company categorizes the fair value measurement of this liability as Level 2.

•
The fair value of the Company's Securitization Loan was $296,821 as of September 30, 2015, based on an average of market quotations. The Company categorizes the fair value measurement of this liability as Level 2.

•
The Company’s 10% cumulative redeemable preferred stock had a fair value which approximates its liquidation value at September 30, 2015. The Company categorizes the fair value measurement of this instrument as Level 2.

Note 10.  Commitments and Contingencies

Concentrations

As of September 30, 2015, approximately 58% of the Company’s properties were located in Atlanta, GA, Phoenix, AZ, and Tampa, FL, which exposes the Company to greater economic risks than if the Company owned a more geographically dispersed portfolio.

Resident Security Deposits

As of September 30, 2015, the Company had $12,331 in resident security deposits. Security deposits are refundable, net of any outstanding charges and fees, upon expiration of the underlying lease.

Earnest Deposits

Escrow deposits include non-refundable cash or earnest deposits for the purchase of properties. As of September 30, 2015, the Company had earnest deposits for property purchases of $31. As of September 30, 2015, for properties acquired through individual broker transactions and the remaining Portfolio Acquisition properties, which involve submitting a purchase offer, the Company had offers accepted to purchase residential properties for an aggregate amount of $1,075. Not all of the properties are certain to be acquired because properties may fall out of escrow through the closing process for various reasons and the escrow deposits may be lost.

Legal and Regulatory

From time to time, the Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of the Company's business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material adverse effect on the Company's condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under “Special Note Regarding Forward-Looking Statements” included in this report. In addition, our actual results could differ materially from those projected in such forward-looking statements as a result of the factors discussed under “Special Note Regarding Forward-Looking Statements” as well as the risk factors described in Part II, Item 1A, “Risk Factors,” of this report.

Overview

We are an internally-managed Maryland corporation that focuses on the acquisition, renovation, leasing, and management of single-family properties in select markets in the United States. Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We generate virtually all of our revenue by leasing our portfolio of single-family properties. As of September 30, 2015, we owned 9,074 single family properties in Arizona, California, Florida, Georgia, Nevada, North Carolina, Ohio, South Carolina and Texas, excluding properties held for sale, and had another 11 properties under contract.

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

Silver Bay Realty Trust Corp. was incorporated in Maryland in June 2012. Silver Bay Realty Trust Corp. conducts its business and owns all of its properties through Silver Bay Operating Partnership L.P. (the "Operating Partnership"), a Delaware limited partnership. Silver Bay Realty Trust Corp.’s wholly owned subsidiary, Silver Bay Management LLC (the "General Partner") is the sole general partner of the Operating Partnership. Silver Bay Realty Trust Corp. has no material assets or liabilities other than its investment in the Operating Partnership. As of September 30, 2015, Silver Bay Realty Trust Corp. owned, through a combination of direct and indirect interests, 94.2% of the partnership interests in the Operating Partnership. Except as otherwise required by the context, references to the “Company,” “Silver Bay,” “we,” “us” and “our” refer collectively to Silver Bay Realty Trust Corp., the Operating Partnership and the direct and indirect subsidiaries of each.

Acquisition of The American Home Real Estate Investment Trust, Inc. Portfolio
As of April 1, 2015, we substantially completed the acquisition (the “Portfolio Acquisition”) of the portfolio of properties from The American Home Real Estate Investment Trust (“TAH”), a Maryland corporation. During the nine months ended September 30, 2015, we acquired 2,456 properties in the transaction (the “Acquired Properties”). The aggregate purchase price for the Portfolio Acquisition was $263.0 million. The homes are primarily located in Atlanta, Charlotte, Tampa and Orlando and increase the total number of homes we own in these markets. We used amounts borrowed under our revolving credit facility to fund our payment of the purchase price. The Acquired Properties were substantially leased as of the acquisition date with aggregate occupancy of approximately 93% and average existing rents of approximately $960 per month on April 1, 2015.

Property Portfolio

Our real estate investments consist of single-family properties in select markets. As of September 30, 2015, we owned 9,074 single-family properties, excluding properties held for sale, in the following markets:

Market	Number of Properties (1)	Aggregate Cost Basis (2) (thousands)	Average Cost Basis Per Property (thousands)	Average Age (in years) (3)	Average Square Footage
Atlanta	2,730	$314,982	$115	21.1	1,798
Phoenix	1,424	202,371	142	26.2	1,636
Tampa	1,112	158,577	143	26.6	1,623
Charlotte	690	84,645	123	14.9	1,643
Orlando	513	67,725	132	27.7	1,492
Dallas	504	67,515	134	23.0	1,618
Jacksonville	452	59,597	132	26.4	1,537
Southeast FL (4)	385	76,352	198	43.5	1,494
Northern CA (5)	384	72,856	190	46.4	1,401
Las Vegas	290	41,244	142	18.7	1,717
Columbus	284	33,087	117	37.6	1,414
Tucson	209	17,416	83	42.0	1,330
Southern CA (6)	97	15,196	157	46.9	1,325
TOTALS	9,074	$1,211,563	$134	26.0	1,639

(1)	Total properties exclude properties held for sale or sold and any properties previously acquired in purchases that have been subsequently rescinded or vacated.

(2)
Aggregate cost includes all capitalized costs, determined in accordance with GAAP, incurred through September 30, 2015 for the acquisition, stabilization, and significant post-stabilization renovation of properties, including land, building, possession costs and renovation costs. Aggregate cost includes $12.2 million in capital improvements, incurred from our formation through September 30, 2015, made to properties that had been previously renovated, but does not include accumulated depreciation.

(3)
As of September 30, 2015, approximately 9% of our properties were less than 10 years old, 35% were between 10 and 20 years old, 20% were between 20 and 30 years old, 17% were between 30 and 40 years old, 9% were between 40 and 50 years old, and 10% were more than 50 years old. Average age is an annual calculation.

(4)	Southeast Florida market currently consists of Miami-Dade, Broward and Palm Beach counties.

(5)	Northern California market currently consists of Contra Costa, Napa and Solano counties.

(6)	Southern California market currently consists of Riverside and San Bernardino counties.

Recent Highlights of 2015

•
Funds From Operations ("FFO") was $5.6 million, or $0.14 per share, in the third quarter of 2015, as compared to $(38.3) million, or $(1.00) per share, in the third quarter of 2014. Core Funds From Operations ("Core FFO") was $6.4 million, or $0.17 per share, in the third quarter of 2015, as compared to $3.0 million, or $0.08 per share, in the third quarter of 2014.

•	On September 25, 2015, we declared a $0.12 per share dividend on our common stock compared to $0.04 per share dividend in the third quarter 2014.

•	At September 30, 2015, we had cash and cash equivalents of $41.0 million, escrow deposits of $23.0 million and $55.7 million in additional borrowing capacity under the revolving credit facility.

•	Aggregate occupancy as of September 30, 2015 was 94.9% as compared to 88.1% as of September 30, 2014.

•	Stabilized occupancy as of September 30, 2015 was 94.9% as compared to 93.9% as of September 30, 2014.

•
From July 1, 2015 to September 30, 2015, we sold 150 single-family homes, of which 122 were in Houston, for total gross proceeds of $18.4 million. Net gain for the sales totaled $2.1 million during the three months ended September 30, 2015, excluding the net gain on homes acquired in the Portfolio Acquisition whose gain will be re-allocated to the purchase price within one year of the acquisition.

Factors likely to affect Silver Bay's Results of Operations

Our results of operations and financial condition will be affected by numerous factors, many of which are beyond our control. The key factors we expect to impact our results of operations and financial condition include our pace and costs of acquisitions, the time and costs required to stabilize a newly-acquired property and convert the same to rental use, the age of our properties, rental rates, the varying costs of internal and external property management, seasonality, turn and repairs and maintenances costs, occupancy levels, rates of resident turnover, home price appreciation, changes in homeownership rates, changes in homeowners’ association fees and real estate taxes, our expense ratios and our capital structure.

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

MSA Home Price Appreciation (“HPA”)(1)
Source: CoreLogic as of August 2015

Market	HPA (Peak to Trough)(2)	HPA (Peak to Current)	HPA (Prior 12 months)	HPA (Prior 3 months)
Atlanta, GA	-33%	-1%	6%	2%
Phoenix, AZ	-53%	-25%	6%	2%
Tampa, FL (3)	-48%	-30%	5%	1%
Charlotte, NC	-17%	5%	5%	—%
Orlando, FL	-55%	-32%	6%	3%
Dallas, TX (4)	-13%	14%	8%	3%
Jacksonville, FL	-40%	-24%	6%	2%
Southeast FL (5)	-53%	-31%	5%	2%
Northern CA (6)	-58%	-30%	7%	2%
Las Vegas, NV	-60%	-33%	8%	4%
Columbus, OH	-18%	4%	4%	3%
Tucson, AZ	-42%	-29%	2%	1%
Southern CA (7)	-53%	-27%	6%	2%
National	-32%	-6%	7%	3%
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

(6)
MSA used for Northern California is Fairfield-Vallejo, which most closely approximates the geographic area in which we purchased homes in Northern California. This MSA is comprised of Solano County and the most populous cities in the MSA are Vallejo, Fairfield, Vacaville, Suisun and Benicia.

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

Acquisitions

Our ability to identify and acquire single-family properties that meet our investment criteria will be affected by home prices in our markets, the inventory of properties available through our acquisition channels, competition for our target assets, and our capital available for investment. We acquired 18 properties in the three months ended September 30, 2015. As of September 30, 2015, for properties acquired which involve submitting a purchase offer, we had offers accepted to purchase 11 additional properties for an aggregate amount of $1.1 million.

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

The following table summarizes the stabilized and leasing status of our properties as of September 30, 2015:

Market	Number of Properties	Number of Stabilized Properties	Properties Leased	Properties Vacant	Aggregate Portfolio Occupancy Rate	Stabilized Occupancy Rate	Average Monthly Rent (1)	Average Remaining Lease Term (Months) (2)
Atlanta	2,730	2,729	2,551	179	93.4%	93.5%	$1,053	8.9
Phoenix	1,424	1,424	1,378	46	96.8%	96.8%	1,095	7.5
Tampa	1,112	1,112	1,036	76	93.2%	93.2%	1,289	8.4
Charlotte	690	689	633	57	91.7%	91.9%	1,053	8.2
Orlando	513	513	503	10	98.1%	98.1%	1,139	7.9
Dallas	504	504	479	25	95.0%	95.0%	1,287	9.5
Jacksonville	452	452	446	6	98.7%	98.7%	1,130	6.3
Southeast FL	385	381	357	28	92.7%	93.7%	1,648	6.5
Northern CA	384	384	380	4	99.0%	99.0%	1,573	6.7
Las Vegas	290	290	284	6	97.9%	97.9%	1,181	7.7
Columbus	284	284	273	11	96.1%	96.1%	1,066	8.8
Tucson	209	209	201	8	96.2%	96.2%	842	5.1
Southern CA	97	97	89	8	91.8%	91.8%	1,226	4.6
Totals	9,074	9,068	8,610	464	94.9%	94.9%	$1,159	8.0

(1)
Average monthly rent for leased properties was calculated as the average of the contracted monthly rent for all leased properties as of September 30, 2015 and reflects rent concessions amortized over the life of the related lease.

(2)	Average remaining lease term assumes a remaining term of 30 days for leases in month-to-month status.

Aggregate portfolio occupancy increased to 94.9% as of September 30, 2015 compared to 94.7% as of June 30, 2015.

In the quarter ended September 30, 2015, 744 properties turned over. This turnover number includes move-outs, evictions and lease breaks on our stabilized portfolio but excludes evictions of unauthorized residents at time of acquisition. Quarterly turnover for the three months ended September 30, 2015 was 8.2% compared to 8.9% for the three months ended September 30, 2014. Quarterly turnover represents the number of properties turned over in the period divided by the number of properties in stabilized status at period-end (i.e., 9,068 properties as of September 30, 2015). The total number of properties with lease expirations in the three months ended September 30, 2015 was 2,376, including properties with month-to-month occupancy in the period. Of these properties, 534 properties turned over (a 77.5% retention rate for these properties).

The following is a summary of our turnover percentage by quarter for the three months ended September 30, 2015 and the prior three quarters:

Quarter Ended	Turnover (1)
September 30, 2015	8.2%
June 30, 2015	7.0%
March 31, 2015	5.8%
December 31, 2014	6.6%
Trailing twelve months	27.6%

(1)	Quarterly turnover percentage represents the number of properties turned over in each respective period divided by the number of properties in stabilized status as of each respective period-end.

Results of Operations

The following are our results of operations (unaudited) for the three and nine months ended September 30, 2015 and 2014:

Income Statement Data	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands except per share data)	2015	2014	2015	2014
Revenue:
Total revenue	$30,617	$19,974	$83,053	$57,257
Expenses:
Property operating and maintenance	6,529	4,787	16,479	12,537
Real estate taxes	3,918	2,732	11,864	8,011
Homeowners’ association fees	512	334	1,465	993
Property management	3,167	2,336	8,262	7,569
Depreciation and amortization	9,068	6,427	25,074	18,800
Advisory management fee - affiliates	—	2,251	—	6,621
Management internalization	—	39,179	—	39,179
Portfolio acquisition expense	66	—	2,046	—
General and administrative	3,973	2,157	12,071	7,323
Share-based compensation	718	259	1,895	716
Interest expense	5,959	3,741	15,307	8,710
Total expenses	33,910	64,203	94,463	110,459
Loss before other income (expense) and non-controlling interests	(3,293)	(44,229)	(11,410)	(53,202)
Total other income (expense)	1,866	(641)	2,256	(1,003)
Net loss	$(1,427)	$(44,870)	$(9,154)	$(54,205)
Net loss attributable to common stockholders	$(1,368)	$(44,895)	$(8,698)	$(54,280)
Net loss per share attributable to common shares - basic and diluted	$(0.04)	$(1.17)	$(0.24)	$(1.41)
Other data (1):
Net operating income	$16,497	$9,973	$45,152	$28,854
Net operating income as a % of total revenue	53.9%	49.9%	54.4%	50.4%
Funds from operations (FFO)	$5,566	$(38,330)	$13,361	$(34,845)
Core funds from operations (Core FFO)	$6,432	$2,995	$17,841	$8,624
FFO per share	$0.14	$(1.00)	$0.35	$(0.91)
Core FFO per share	$0.17	$0.08	$0.46	$0.22

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

Comparison of the Three and Nine Months Ended September 30, 2015 and the Three and Nine Months Ended September 30, 2014

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

Total revenue increased $10.6 million and $25.8 million in the three and nine months ended September 30, 2015, respectively, over the prior year periods. This increase was due primarily to the increase in the number of properties leased. We owned 8,610 leased properties as of September 30, 2015 as compared to 5,566 leased properties as of September 30, 2014. We achieved an average monthly rent for leased properties in our total portfolio of $1,159 and $1,183 as of September 30, 2015 and 2014, respectively. Secondarily, excluding the Portfolio Acquisition, our aggregate occupancy increased to 95.7% from 88.1% and our average monthly rent on leased homes increased 3.4% over the prior year period.

Expenses

Property Operating and Maintenance Expenses.  Property operating and maintenance expenses increased $1.7 million and $3.9 million in the three and nine months ended September 30, 2015, respectively, over the prior year periods. Included in property operating and maintenance expenses are property insurance, bad debt, utilities and landscape maintenance on market ready properties not leased, repairs and maintenance, and expenses associated with resident turnover. The increase in these expenses from the prior year periods was generally due to the significant increase in the number of properties owned and in-service in the three and nine months ended September 30, 2015 as compared to the prior year periods.

Real Estate Taxes.  Real estate taxes are expensed once a property is market ready for the first time. Real estate taxes increased $1.2 million and $3.9 million in the three and nine months ended September 30, 2015, respectively, over the prior year periods. The increase in real estate taxes is attributable to the significant increase in the number of properties owned and in-service in the three and nine months ended September 30, 2015 as compared to the prior year periods and to a lesser extent increased property tax assessments attributable to home price appreciation in certain of our markets.

Property Management.  As of September 30, 2015, we used internal teams to manage our properties in Atlanta, Phoenix, Tampa, Charlotte, Dallas, Jacksonville, Southeast Florida, Northern California, Columbus and Southern California, which represents 88.8% of our portfolio. We use third-party property managers in our other markets. Prior to the Internalization, rather than compensating our Former Manager’s operating subsidiary with commissions or fees based on rental income, we reimbursed all costs and expenses of our Former Manager’s operating subsidiary incurred on our behalf. In addition to these costs, we paid a property management fee to our Former Manager’s operating subsidiary equal to 5% of certain compensation and overhead costs incurred as a result of providing services to us, which reduced the advisory management fee paid to our Former Manager by the same amount. Following the Internalization, we incur all property management costs directly. Third-party property management arrangements include fees based on a percentage of rental income and other fees collected from our residents and, in some cases, fees for renovation oversight and leasing activities.

Property management expenses increased $0.8 million and $0.7 million in the three and nine months ended September 30, 2015, respectively, over the prior year periods. The expense changes were generally due to the significant increase in the number of properties owned in the three and nine ended September 30, 2015 offset by the reclassification of certain personnel related costs in general and administrative starting in the fourth quarter of 2014, which were classified in property management in the prior year period, the lack of system implementation costs, and the lack of the 5% property management fee in the current periods. As a percentage of revenue, property management was 10.3% and 9.9% for the three and nine months ended September 30, 2015, respectively, in comparison to 11.7% and 13.2% for the three and nine months ended September 30, 2014, respectively. Beginning in the fourth quarter of 2014, certain personnel related costs previously classified in property management are classified in general and administrative due to changes in the management structure resulting from the Internalization. We incurred $0.6 million and $2.0 million in such reclassified costs in the three and nine months ended September 30, 2015 which are now reflected as general and administration expense.

Depreciation and Amortization.  Depreciation and amortization includes depreciation on real estate assets placed in-service and amortization of deferred lease fees and in-place leases. Depreciation and amortization increased $2.6 million and $6.3 million in the three and nine months ended September 30, 2015, respectively, over the prior year periods, primarily as a result of an increase in the number of properties being depreciated in the three and nine months ended September 30, 2015, as more properties are owned and in-service than the prior year periods.

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

Portfolio Acquisition Expense. We incurred $0.1 million and $2.0 million of costs associated with the Portfolio Acquisition in the three and nine months ended September 30, 2015, respectively.

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

General and administrative expense increased $1.8 million and $4.7 million in the three and nine months ended September 30, 2015, respectively, over the prior year periods, which was primarily attributable to increased personnel and related costs for the reasons described above.

Share-based Compensation. Share-based compensation expense includes costs associated with our restricted stock awards to our board of directors and certain employees and our performance stock unit awards to certain members of management.

Share-based compensation expense increased $0.5 million and $1.2 million, in the three and nine months ended September 30, 2015, respectively, over the prior year periods due to the awards made in February and May 2015, which are described in Note 5 of the condensed consolidated financial statements included within this Quarterly Report on Form 10-Q.

Interest Expense. Interest expense includes interest incurred on the outstanding balance of our debt, an unused line fee on the undrawn amount of the revolving credit facility, and amortization of deferred financing fees, net of certain amounts capitalized for properties undergoing renovation activities. Interest expense increased $2.2 million and $6.6 million in the three and nine months ended September 30, 2015, respectively, over the prior year periods. The change is primarily attributable to a higher average outstanding balance of debt and amortization of additional financing fees incurred in the securitization transaction and the credit facility upsize related to financing the Portfolio Acquisition.

Total Other Income (Expense). Total other income (expense) was $1.9 million and $2.3 million for the three and nine months ended September 30, 2015, respectively as compared to $(0.6) million and $(1.0) million for the three and nine months ended September 30, 2014, respectively. The increase in other income is primarily due to the net gain on disposition of real estate related to our Houston portfolio along with certain other properties and a decrease related to the ineffectiveness in interest rate cap agreements.

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

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. This update is intended to improve targeted areas of consolidation guidance by simplifying the consolidation evaluation process, and by placing more emphasis on risk of loss when determining a controlling financial interest. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. We are currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

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

Our liquidity and capital resources as of September 30, 2015 consisted of cash and cash equivalents of $41.0 million, escrow deposits of $23.0 million, and $55.7 million in additional borrowing capacity under our revolving credit facility. Escrow deposits include cash held in reserve at financial institutions, as required by our debt agreements, of $22.8 million at September 30, 2015. Escrow deposits also include refundable and non-refundable cash and earnest money on deposit with certain third-party property managers for property purchases and renovation costs, earnest money deposits, and at times, monies held with certain municipalities for property purchases.  As of September 30, 2015 we had offers accepted to purchase residential properties for an aggregate amount of $1.1 million; however not all of these properties are certain to be acquired because certain properties may fall out of escrow through the closing process for various reasons.

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

Securitization Loan

On August 12, 2014, we completed a securitization transaction (the "Securitization Transaction") in which we received gross proceeds of $311.2 million, net of an issue discount of $1.5 million and before issuance costs and reserves. The Securitization Transaction involved the issuance and sale of single-family rental pass-through certificates that represent beneficial ownership interests in a loan secured by 3,084 single-family properties (the "Securitization Properties") sold to one of our affiliates from our portfolio. In the Securitization Transaction, we sold approximately $312.7 million of certificates, with a blended effective interest rate of the London Interbank Offered Rate ("LIBOR") plus 1.92%, inclusive of the amortization of the original issue discount, plus monthly servicing fees of 0.1355% per tranche. The original issue discount will be accreted and recognized to interest expense through the fully extended maturity date of September 9, 2019.

As part of the Securitization Transaction, one of our subsidiaries (the "Borrower") entered into a loan agreement described below (the "Securitization Loan"). The Securitization Loan was subsequently deposited into a trust in exchange for the pass-through certificates. The pass-through certificates represent the entire beneficial interest in the trust and were sold in a private offering through the placement agents retained for the transaction. The certificates were offered and sold under Rule 144A and Regulation S under the Securities Act of 1933, as amended. During the nine months ended September 30, 2015, we paid down $6.9 million on the Securitization Loan to effect the release of certain properties from the first priority mortgages securing the Securitization Loan, primarily related to the sale of our Houston portfolio.

The Securitization Loan has an initial term of two years, with three, 12-month extension options, resulting in a fully extended maturity date of September 9, 2019, and bears interest at a blended effective interest rate of LIBOR plus 1.94% at September 30, 2015, as a result of the pay down as noted above, plus monthly servicing fees of 0.1355%.

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

Revolving Credit Facility

Certain of our subsidiaries have a revolving credit facility with a syndicate of banks. On February 18, 2015, we amended and restated the revolving credit facility to increase the borrowing capacity to $400.0 million from $200.0 million and subsequently amended the revolving credit facility to address certain interest calculation mechanics. As amended, the revolving credit facility bears interest at a varying rate of LIBOR plus 300 basis points with a LIBOR floor of 0.0%. Prior to the amendment, the revolving credit facility bore interest at varying rate of LIBOR plus 3.5% subject to a LIBOR floor of 0.5%. We are also required to pay a monthly fee on the unused portion of the revolving credit facility at a rate of 0.5% per annum, when the balance outstanding is less than $200.0 million or 0.3% per annum when the balance outstanding is equal to or greater than $200.0 million. As part of the amendment, the term on the revolving credit facility was extended to February 18, 2018 and the advance rate for borrowings was increased to 65% from 55%. The advance rate is based on the aggregate value of the eligible properties which value is calculated as the lesser of (a) the third-party broker price opinion value or (b) the original purchase price plus certain renovation and other capitalized costs of the properties. We used the revolving credit facility to fund the Portfolio Acquisition. The remaining proceeds will be used for working capital and other corporate purposes, including the acquisition, financing and renovation of properties. At September 30, 2015, there was $344.3 million outstanding under the facility and $55.7 million in borrowing capacity.

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

The revolving credit facility does not contractually restrict our ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. For example, in the final year of the revolving credit facility, all cash generated by the properties in the Pledged Subsidiaries must be used to pay down the principal amount outstanding under the revolving credit facility. As of September 30, 2015, there were 5,955 properties pledged in the revolving credit facility. The revolving credit facility requires us to meet certain quarterly financial tests pertaining to total liquidity, net worth, debt yield and debt service coverage ratios and contain customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness. We must maintain at all times total liquidity of $25.0 million and a net worth of at least $125.0 million, in each case as determined in accordance with our revolving credit facility.

Interest Rate Cap Agreements

We enter into interest rate cap agreements to manage interest rate risk associated with our variable rate debt. As of September 30, 2015, we have two interest rate cap agreements at LIBOR of 3.00% with an aggregate notional amount of $349.1 million to hedge interest rate risk associated with our revolving credit facility with a termination date of February 18, 2018, one interest rate cap agreement at LIBOR of 3.1085% with a notional amount of $312.7 million to hedge interest rate risk associated with our Securitization Loan with a termination date of September 15, 2016 and one forward-starting interest rate cap agreement at LIBOR of 3.1085% with a notional amount of $200.0 million to hedge interest rate risk associated with our Securitization Loan for the period September 15, 2016 through September 15, 2019.

Operating Activities

Net cash provided by operating activities in the nine months ended September 30, 2015 was $23.1 million compared to cash provided by operating activities of $9.1 million for the nine months ended September 30, 2014. Our operating cash flows during the nine months ended September 30, 2015 were driven by an increase in our portfolio of cash-generating properties offset by an increase of certain cash reserves associated with our debt as a result of the Portfolio Acquisition, as well as an increase in operating payables on our larger portfolio. Our operating cash flows during the nine months ended September 30, 2014 were affected by the results of our operations, additional reserves provided under the revolving credit facility, additional cash on hand with our former property managers for operations, and payments to related parties, partially offset by the depreciation and amortization addback.

Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2015 of $271.4 million was largely driven by the Portfolio Acquisition. We used $272.7 million for property acquisitions and another $20.7 million on capital improvements of which $15.1 million was attributable to our initial renovation of properties, which includes properties purchased in a bulk purchase that have been renovated for the first time, and $5.6 million was attributable to capital improvements to properties that had been previously renovated.

The average renovation cost per property was approximately $28,500 or 25.8% of the purchase price for all properties placed in service since commencing operations through September 30, 2015, including properties acquired with an in-place lease but excluding properties acquired from entities managed by Provident Real Estate Advisors LLC and The American Home Real Estate Investment Trust. These renovation costs include capitalized expenditures for renovations, property taxes, homeowners’ association dues, interest, costs required to gain possession of the property and other capitalized expenditures until the property is ready for its intended use.

Net cash used in investing activities in the nine months ended September 30, 2014 was $98.1 million and was primarily the result of our acquisition and renovation of newly acquired properties. We used $79.6 million for property acquisitions and another $24.2 million on capital improvements, of which $20.2 million was attributable to our initial renovation of properties which includes properties purchased in a bulk purchase that were renovated for the first time and $4.0 million was attributable to capital improvements to properties that had been previously renovated.

The acquisition of properties involves the outlay of capital beyond payment of the purchase price, including payments for property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, and property taxes or homeowners’ association dues in arrears, along with capitalized interest on properties purchased since we incurred debt in May 2013. Typically, these costs are capitalized as components of the purchase price of the acquired asset unless the property was purchased with an existing lease. We also make significant capital expenditures to renovate and maintain our properties to Silver Bay standards. Our ultimate success depends in part on our ability to make prudent, cost-effective decisions measured over the long term with respect to these expenditures.

Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2015 was $239.5 million and was attributable to a draw on the revolving credit facility of $282.0 million to fund the Portfolio Acquisition, partially offset by repurchases and retirement of our common stock of $12.3 million, dividends paid of $10.4 million, deferred financing costs of $5.8 million, re-payment on our Securitization Loan of $6.9 million, re-payment of our revolving credit facility of $4.8 million and purchases of interest rate caps of $2.3 million. Cash provided by financing activities in the nine months ended September 30, 2014 was $115.7 million, primarily attributable to proceeds from the Securitization Transaction of $311.2 million and proceeds from our revolving credit facility of $70.7 million, reduced by re-payments of our revolving credit facility of $235.5 million, repurchases and retirement of our common stock of $14.7 million, deferred financing costs of $12.2 million and and dividends paid of $2.8 million. In addition to the pay-down of our revolving credit facility, we used the proceeds from our Securitization Transaction to repurchase common stock, invest in residential properties and for other general corporate purposes.

We have an obligation to pay dividends on our outstanding 10% cumulative redeemable preferred stock with a $1.0 million aggregate liquidation preference in preference to dividends paid on our common stock.

We have elected to be treated as a REIT for U.S. federal income tax purposes. As a REIT, under U.S. federal income tax law we are required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income. Subject to the requirements of the Maryland General Corporation Law, we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our board of directors, which in the aggregate approximately equal our REIT taxable income in the relevant year. On September 25, 2015, our board of directors declared $4.6 million in common stock and common unit dividends, which were paid on October 16, 2015.

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

Aggregate Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from certain contractual obligations, as of September 30, 2015 (amounts in thousands):

	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Purchase obligations (1)	$1,075	$1,075	$—	$—	$—
Long-term debt obligations (2)	718,819	18,419	388,925	311,475	—
Operating lease obligations (3)	1,849	586	563	463	237
Total	$721,743	$20,080	$389,488	$311,938	$237

(1)
Reflects accepted offers on purchase contracts for properties acquired through individual broker transactions that involve submitting a purchase offer and those remaining with the Portfolio Acquisition. Not all of these properties which are under contract to close in the future are certain to be acquired as properties may fall out of escrow through the closing process for various reasons.

(2)
Includes estimated interest payments on the respective debt based on amounts outstanding as of September 30, 2015 and rates in effect as of such date. The revolving credit facility was amended and restated on February 18, 2015 and has a new maturity date of February 18, 2018. The Securitization Loan has an initial maturity date of September 9, 2016 and three, 12-month extension options resulting in a fully extended maturity date of September 9, 2019; this analysis assumes our exercise of the three extension options, which is management's intent.

(3)	Includes operating leases for corporate and market offices.

Net Operating Income

We define net operating income ("NOI") as total revenue less property operating and maintenance, real estate taxes, homeowners’ association fees, and property management expenses. NOI excludes depreciation and amortization, the former advisory management fees, management internalization, portfolio acquisition expense, general and administrative expenses, share-based compensation, interest expense, net gain on disposition of real estate, ineffectiveness of interest rate cap agreements and other non-comparable items as applicable. Additionally, NOI excludes certain property management add backs, such as the former 5% property management fee payable prior to the Internalization because it more closely represents additional advisory management fee, expensed acquisition fees and costs, and certain other property management costs.

We consider NOI to be a meaningful financial measure when considered with the financial statements determined in accordance with GAAP. We believe NOI is helpful to investors in understanding the core performance of our real estate operations.

The following is a reconciliation of our NOI to net loss as determined in accordance with GAAP for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(1,427)	$(44,870)	$(9,154)	$(54,205)
Depreciation and amortization	9,068	6,427	25,074	18,800
Advisory management fee - affiliates	—	2,251	—	6,621
Management internalization	—	39,179	—	39,179
Portfolio acquisition expense	66	—	2,046	—
General and administrative	3,973	2,157	12,071	7,323
Share-based compensation	718	259	1,895	716
Interest expense	5,959	3,741	15,307	8,710
Net gain on disposition of real estate	(2,089)	(84)	(2,320)	(161)
Ineffectiveness of interest rate cap agreements	—	480	—	480
Other expense	223	245	64	684
Property operating and maintenance add back:
Market ready costs prior to initial lease and other	6	76	169	220
Property management add backs	—	112	—	487
Net operating income	$16,497	$9,973	$45,152	$28,854
Net operating income as a percentage of total revenue	53.9%	49.9%	54.4%	50.4%

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

The following table sets forth a reconciliation of our net loss as determined in accordance with GAAP and our calculations of FFO and Core FFO for the three and nine months ended September 30, 2015 and 2014. Also presented is information regarding the weighted-average number of shares of our common stock and common units of the Operating Partnership outstanding used for the computation of FFO and Core FFO per share (amounts in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss (1)	$(1,427)	$(44,870)	$(9,154)	$(54,205)
Depreciation and amortization	9,068	6,427	25,074	18,800
Net gain on disposition of real estate	(2,089)	(84)	(2,320)	(161)
Other expense (income)	14	197	(239)	721
Funds from operations	$5,566	$(38,330)	$13,361	$(34,845)

Adjustments:
Portfolio acquisition expense (2)	$66	$—	$2,046	$—
Acquisition fees and costs expensed (3)	—	—	—	835
Securitization fees and costs expensed (4)	—	217	—	801
Share-based compensation	718	259	1,895	716
Market ready costs prior to initial lease and other	6	76	169	220
System implementation costs	—	15	—	139
Management internalization (1)	—	39,179	—	39,179
Write-off of deferred financing fees	—	1,058	31	1,058
Ineffectiveness of interest rate cap agreements	—	480	—	480
Amortization of discount on securitization loan	75	41	225	41
Other expense (5)	1	—	114	—
Core funds from operations	$6,432	$2,995	$17,841	$8,624

FFO	$5,566	$(38,330)	$13,361	$(34,845)
Preferred stock distributions	(25)	(25)	(75)	(75)
FFO available to common shares and units	$5,541	$(38,355)	$13,286	$(34,920)

Core FFO	$6,432	$2,995	$17,841	$8,624
Preferred stock distributions	(25)	(25)	(75)	(75)
Core FFO available to common shares and units	$6,407	$2,970	$17,766	$8,549

Weighted average common shares and units outstanding (6)	38,302,657	38,339,487	38,488,960	38,448,595
FFO per share	$0.14	$(1.00)	$0.35	$(0.91)
Core FFO per share	$0.17	$0.08	$0.46	$0.22

(1)
Includes costs to internalize the Former Manager of $39.2 million, primarily related to issuance of common units of the Operating Partnership and to a lesser extent, certain transaction costs and assumption of certain liabilities during the three and nine months ended September 30, 2014.

(2)	Includes a one-time expense for costs related to the Portfolio Acquisition.

(3)	Includes a one-time expense reflected in general and administrative expense in the nine months ended September 30, 2014 to acquire the former Tampa third-party property manager.

(4)	Represents non-capitalizable costs related to our Securitization Transaction for personnel and other matters.

(5)	Non-comparable costs from prior periods.

(6)	Represents the weighted average of common shares and common units in the Operating Partnership outstanding for the periods presented.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Our future revenue, cash flows and fair values relevant to certain financial instruments are dependent upon prevailing market interest rates. Our Securitization Loan and revolving credit facility have variable rates of interest. We are therefore most vulnerable to changes in short-term LIBOR interest rates. For discussion of our borrowing activity in the three and nine months ended September 30, 2015, see Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Part I of this Quarterly Report on Form 10-Q.

There have been no material changes in our interest rate market risk during the three and nine months ended September 30, 2015. For additional information on our interest rate market risk, refer to Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015 (1)	41	$16.4800	—	1,566,676
August 1, 2015 - August 31, 2015	—	—	—	1,566,676
September 1, 2015 - September 30, 2015	—	—	—	1,566,676
Total	41	$16.4800	—	1,566,676

(1)	Consists of shares withheld to settle tax withholding obligations related to the vesting of restricted stock awards.

(2)
These shares were repurchased and retired under the Company's share repurchase program authorized on July 1, 2013 and increased on November 25, 2014, pursuant to which the Company is authorized to repurchase up to 5,000,000 shares of its common stock and which does not have an expiration date.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)	The attached Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILVER BAY REALTY TRUST CORP.

Date: November 5, 2015	By:	/s/ David N. Miller
David N. Miller President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2015	By:	/s/ Christine Battist
Christine Battist Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
2.1	Contribution Agreement dated as of August 3, 2014 among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., Pine River Domestic Management L.P., Provident Real Estate Advisors LLC, and PRCM Real Estate Advisers LLC.	8-K	001-35760	2.1	August 4, 2014
2.2	Real Estate Sales Contract, dated as of February 18, 2015, between The American Home Real Estate Investment Trust, Inc. and 2015A Property Owner LLC	10-Q	001-35760	2.2	May 7, 2015
2.3	Amendment dated June 1, 2015 to Real Estate Sales Contract dated as of February 18, 2015 with The American Home Real Estate Investment Trust, Inc.	10-Q	001-35760	2.3	August 6, 2015
2.4	Amendment dated July 1, 2015 to Real Estate Sales Contract dated as of February 18, 2015 with The American Home Real Estate Investment Trust, Inc.
2.5	Amendment dated September 1, 2015 to Real Estate Sales Contract dated as of February 18, 2015 with The American Home Real Estate Investment Trust, Inc.
2.6	Amendment dated October 1, 2015 to Real Estate Sales Contract dated as of February 18, 2015 with The American Home Real Estate Investment Trust, Inc.
3.1	Articles of Amendment and Restatement of Silver Bay Realty Trust Corp.	10-K	001-35760	3.1	March 1, 2013
3.2	Amended and Restated Bylaws of Silver Bay Realty Trust Corp.	S-11/A	333-183838	3.5	October 17, 2012
3.3	Articles Supplementary for Cumulative Redeemable Preferred Stock of Silver Bay Trust Corp.	10-K	001-35760	3.3	March 1, 2013
4.1	Specimen Common Stock Certificate of Silver Bay Realty Trust Corp.	S-11/A	333-183838	3.5	November 23, 2012
4.2	Instruments defining the rights of holders of securities: See Articles VI and VII of our Articles of Amendment and Restatement.	10-K	001-35760	4.2	March 1, 2013
4.3	Instruments defining the rights of holders of securities: See Article VII of our Amended and Restated Bylaws.	S-11/A	333-183838	3.5	October 17, 2012
4.4	Instruments defining the rights of holders of securities: See Article Second of our Articles Supplementary.	10-K	001-35760	4.4	March 1, 2013
4.5	Registration Rights Agreement by and among Silver Bay Realty Trust Corp. and certain holders of common units in Silver Bay Operating Partnership L.P., dated September 30, 2014.	10-K	001-35760	4.5	February 26, 2015
10.1	First Amendment dated as of October 20, 2015 to the Amended and Restated Revolving Credit Agreement dated as of February 18, 2015.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document