Form 10-K
period 2015-12-31
Silver Bay Realty Trust Corp.
filed 2016-02-25
CIK 1557255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $545 million based on the closing sale price as reported on the NYSE on June 30, 2015.

As of February 22, 2016, 36,160,766 shares of common stock, par value $0.01 per share, of Silver Bay Realty Trust Corp. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the definitive proxy statement to be filed for the registrant’s 2016 Annual Meeting of Stockholders. The registrant intends to file the proxy statement with the Securities and Exchange Commission within 120 days of December 31, 2015.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and its exhibits contain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions. Examples of forward-looking statements include statements about our projected operating results, our ability to successfully lease and operate acquired properties, including turnover rates, projected operating costs, estimates relating to our ability to make distributions to our stockholders in the future, market trends in our industry, real estate values and prices, and the general economy.

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed or implied in any forward-looking statement. We are not able to predict all of the factors that may affect future results. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include national, regional or local economic, business, competitive, market and regulatory conditions and the following:

•
Those factors described in the discussion on risk factors in Part I, Item 1A, “Risk Factors,” Part II, Item 7A "Quantitative and Qualitative Disclosures about Market Risk" and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission.

•	Our ability to successfully employ a new and untested business model in a new industry with no proven track record;

•	Poor performance of the properties acquired in the Portfolio Acquisition (defined below);

•	Real estate appreciation or depreciation in our markets and the supply of single-family homes in our markets;

•
General economic conditions in our markets, such as changes in employment and household earnings and expenses or the reversal of population, employment, or homeownership trends in our markets that could affect the demand for rental housing;

Our ability to maintain high occupancy rates and to attract and retain qualified residents in light of increased competition in the leasing market for quality residents and the relatively short duration of our leases;

•	Our ability to maintain rents at levels that are sufficient to keep pace with rising costs of operations;

•	Lease defaults by our residents;

•	Our ability to contain renovation, maintenance, turnover, marketing, and other operating costs for our properties;

•	Our ability to continue to build our operational expertise and to establish our platform and processes related to residential management;

•	Our dependence on key personnel to carry out our business and investment strategies and our ability to hire and retain skilled managerial, investment, financial, and operational personnel;

•	The performance of third-party vendors and service providers, including third-party management professionals, maintenance providers, leasing agents, and property managers;

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

•
Our ability to accurately estimate the time and expense required to possess, renovate, repair, upgrade, and rent properties and to keep them maintained in rentable condition, and the existence of unforeseen defects and problems that require extensive renovation and capital expenditures;

•	The concentration of our investments in single-family properties which subject us to risks inherent in investments in a single type of property and seasonal fluctuations in rental demand;

•
The concentration of our properties in our markets, which increases the risk of adverse changes in our operating results if there were adverse developments in local economic conditions or the demand for single-family rental homes or natural disasters in these markets; and

•	Failure to qualify as a REIT or to remain qualified as a REIT, which will subject us to federal income tax at regular corporate rates and could subject us to a substantial tax liability.

The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this report.  We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable laws.  You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

PART I

Item 1.    Business.

We are an internally-managed Maryland corporation focused on the acquisition, renovation, leasing, and management of single-family properties in select markets in the United States. Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We generate virtually all of our revenue by leasing our portfolio of single-family properties. As of December 31, 2015, we owned 9,022 single-family properties in Arizona, California, Florida, Georgia, Nevada, North Carolina, Ohio, South Carolina and Texas, excluding properties reflected as assets held for sale on our consolidated balance sheets.

We have elected to be treated as a real estate investment trust ("REIT") for U.S. federal tax purposes, commencing with, and in connection with the filing of our federal tax return for, the taxable year ended December 31, 2012. As a REIT, we generally are not subject to federal income tax on the taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax at regular corporate rates. Even if we continue to qualify for taxation as a REIT, we may be subject to some federal, state and local taxes on our income or property.  In addition, the income of our taxable REIT subsidiaries ("TRSs") is subject to taxation at regular corporate rates.

Silver Bay Realty Trust Corp. was incorporated in Maryland in June 2012. Silver Bay Realty Trust Corp. conducts its business and owns all of its properties through Silver Bay Operating Partnership L.P. (the "Operating Partnership"), a Delaware limited partnership. Silver Bay Realty Trust Corp.'s wholly owned subsidiary, Silver Bay Management LLC (the "General Partner") is the sole general partner of the Operating Partnership. Silver Bay Realty Trust Corp. has no material assets or liabilities other than its investment in the Operating Partnership. As of December 31, 2015, Silver Bay Realty Trust Corp. owned, through a combination of direct and indirect interests, 94.2% of the partnership interests in the Operating Partnership.  Except as otherwise required by the context, references to the “Company,” “Silver Bay,” “we,” “us” and “our” refer collectively to Silver Bay Realty Trust Corp., the Operating Partnership and the direct and indirect subsidiaries of each.

Through September 30, 2014, we were externally managed by PRCM Real Estate Advisers LLC (our "Former Manager"). During this time, we relied on our Former Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business as we had no employees of our own. On September 30, 2014, we closed a transaction to internalize our management (the "Internalization") and now own all material assets and intellectual property rights of our Former Manager previously used in the conduct of its business. In connection with the Internalization, the officers and employees who worked for our Former Manager became our employees.

Our principal executive office is located at 3300 Fernbrook Lane North, Suite 210, Plymouth, Minnesota 55447. Our telephone number is (952) 358-4400. Our web address is www.silverbayrealtytrustcorp.com.  Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol “SBY.”

Business Strategy

Our strategy is to acquire, renovate, lease, and manage single-family properties located in select markets in order to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We intend to hold our properties over the long term. Although we may consider the opportunistic disposition of assets, we have no predetermined investment horizon that would require their sale.

Management Overview

 Our approach to management relies on centralization of corporate oversight and certain property management functions. Immediate property management functions for properties are performed at the local level by our local employees or, in some markets, by third-party local property management contractors. As of December 31, 2015, we had 176 employees and managed 94.5% of our properties directly without the use of third-party property managers in eleven markets (Atlanta, Phoenix, Tampa, Charlotte, Orlando, Dallas, Jacksonville, Southeast Florida, Northern and Southern California and Columbus). In markets managed by third parties, our regional asset management personnel oversee the local property managers in their performance of local property management functions. Our centralized platform consists of teams dedicated to (1) property management; (2) customer service and resident communication; (3) information technology; (4) marketing; (5) property renovations and maintenance; (6) acquisitions and (7) treasury, accounting, legal and corporate matters.

Acquisitions

Although we review potential acquisition opportunities from time to time and will consider making opportunistic acquisitions, we are not, as of this date of this report, actively acquiring new properties due to capital constraints. When we do acquire properties, we employ a top-down selection process in our investment strategy. We start by identifying what we believe are the most attractive markets for developing a single-family rental business by evaluating existing and projected housing dynamics. Housing prices and rental demand are driven in part by macroeconomic and demographic factors. We scrutinize many of these factors, including existing supply of homes, vacancy rates, prior and projected population and household growth, prior and projected migration, regional building activity, mortgage delinquency figures, employment trends, income ratios, and price-to-rent ratios.

Once in a market, we acquire single-family properties through a variety of acquisition channels, including brokers, multiple listing services, short sales, foreclosure auctions, online auctions, and portfolio purchases from institutions or investor groups. We focus on maintaining a disciplined property selection process that incorporates local knowledge to better understand the fundamentals of the housing markets in which we operate, and we continually reevaluate the capital allocation among our markets in which we are making acquisitions. Our multi-market and multi-channel investment strategy historically provided flexibility in deploying capital.

We conduct diligence on and underwrite each property we purchase. As part of the diligence process, our personnel conduct on-site assessments for broker and portfolio-sourced properties and drive-by inspections for auction-sourced properties. We also receive title commitments prior to closing for purchases outside the auction process and use a network of title insurance providers to conduct preliminary title work before purchasing properties through the auction channel. When underwriting a property, our personnel determine the maximum purchase price at which a property would meet our net yield requirements using a model that incorporates factors such as estimated rent, renovation costs, operating expenses, ongoing capital expenditures, and vacancy. Our underwriting process assumes that the property will be held for an indefinite period of time and does not reflect an assumed rental growth rate. This net-yield based price is then compared to the market price, which is determined by local personnel using comparable sales analysis, and reduced to the market price if the market price is less than the net yield based price. For portfolio acquisitions, we have historically assessed market pricing using our proprietary automated valuation model designed to assess hundreds of potentially comparable properties and evaluate thousands of data points.

Acquisitions may be financed from various sources, including proceeds from the sale of equity securities, retained cash flow, debt financings, securitizations, or the issuance of common units in the Operating Partnership. Availability of financing from such sources on acceptable terms will greatly impact our pace of acquisitions, as will our current preference for portfolio acquisitions, which are inherently less predictable than purchases through other channels.

Property Renovation

Most of our properties have required renovation and standardization before they are ready for resident occupancy. We refer to the process of possessing, renovating, marketing, and leasing a property as property stabilization. Our renovation and maintenance approach is generally consistent across our various acquisition channels. We maintain system-wide standards for our properties that are implemented at the local level and directed at increasing attractiveness to potential residents, reducing future maintenance expense, and increasing the long-term value of the property. Currently, our local project management personnel oversee the renovation of our properties in all of our markets. Historically, we used a mix of employees of our Former Manager and third-party property managers to oversee the work of local contractors engaged to renovate our properties.

Following acquisition of a property, our project managers use Silver Bay’s renovation standards, including any market-specific requirements, to prepare a project scope for initial renovation. Project managers then circulate the project scopes for bid to our approved contractors and vendors. All final bids are approved by construction managers. Once renovation work commences, local project management personnel oversee its quality of work and timely completion. Following completion of a renovation, our personnel perform a detailed quality control inspection to validate that the agreed-upon work has been completed and to determine that the property is in rent-ready condition.

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

Marketing. We establish the rental rates at which properties will be offered based on comparable rent analyses conducted by local property managers and reviewed by our regional property managers or chief operating officer. Factors considered in conducting comparable rent analyses include the size, age, condition, bedroom and bath count, and various qualitative factors, such as neighborhood characteristics and access to quality schools, transportation, employment centers and services of the subject home and the comparable properties.

We conduct marketing activities for all internally managed markets from a centralized location to achieve consistency and quality in our advertising. We advertise available properties through yard signage, internet-based services, our website, multiple listing services and local leasing contacts. In markets with third-party property management, local managers use similar advertising channels for properties they manage. We use third-party leasing agents to show our properties to prospective residents. In markets with third-party property management, local managers schedule showings for properties they manage and use a mix of employees or third-party leasing agents.

Lease Applications and Approvals. In markets that are internally managed, we receive lease applications online by means of our website, and applications are centrally processed for consistency and efficiency. Through our technology, much of the screening process for prospective residents is automated, which reduces processing time for any lease applicant in internally managed markets. In markets that are managed by third-party managers, a similar process is followed. Our underwriting criteria and leasing standards are used to screen all prospective residents and determine whether to approve or deny any lease application. Third-party property managers follow a similar process when screening for the properties they manage and are provided our screening criteria for use in screening prospective residents. The application and evaluation process in all markets includes obtaining appropriate identification, an evaluation of credit and income, a review of the applicant’s rental history, a background check for criminal activity and income verification. Waivers of any threshold underwriting criteria or leasing standards must be approved centrally in accordance with our policies.

Rent Collection. We have established centralized collections for all of our markets. Residents may pay rent online or through a variety of other electronic methods, debit or credit card, or by check mailed to a lockbox. Residents who do not pay rent by the end of the grace period are sent a notice and assessed a late fee. Receivables are monitored centrally on a regular basis. If an eviction action becomes necessary in markets that we manage internally, we engage local counsel to assist in processing the eviction in compliance with local laws. Third-party property managers follow a similar process.

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

Renewal and Turnover. We manage the lease renewal process centrally for all internally-managed markets. Prior to expiration of a lease, local managers receive a list of upcoming lease expirations and use comparable rent analyses to propose an appropriate renewal rate and new rent should the property become vacant. These rates are reviewed and approved by our regional property managers or chief operating officer. If a resident elects not to renew the lease, generally the resident will be allowed to remain in occupancy under a month-to-month tenancy with a rent at, or above, the existing rent. In markets managed by third-party property managers, a similar process is followed.

In the event of turnover, each property is inspected after the resident vacates to determine the necessary scope of repair work, and where applicable, offset the costs of such repairs against resident deposits. We use an extensive move-in and move-out checklist to determine what repairs are necessary in preparation for re-leasing the properties. Marketing begins in advance of the lease-ready date to minimize the number of days the home is on the market. Third-party property managers use similar processes in the event of a turnover in the markets they manage. Turnover work is processed in a similar manner to an initial renovation with approval of certain high cost turnovers in all markets, oversight of turnover by the local property manager and use of a detailed quality control checklist. In markets with third-party managers, our third party managers follow similar processes and receive approval for certain high cost turnovers.

Technology

Technology plays an important role in assisting us to build and manage a portfolio of geographically dispersed assets. We have developed and continue to develop a technological infrastructure with tools that:

•	centrally aggregate information from employees and third-party property managers;

•	provide our employees and third-party property managers with tools to facilitate their various roles, including mobile applications that reduce the need for time spent in the office;

•	screen target properties for acquisition;

•	allow real-time monitoring and management of the portfolio;

•	integrate property management, accounting and asset management systems;

•	enable the residents to interact with us online; and

•	use a secure and scalable cloud-based environment with mobile accessibility.

Dispositions

We periodically sell properties after determining the property or related market no longer fit our portfolio and may sell properties when we view market conditions are favorable given other potential uses of capital. To date, our disposition activity has been limited. One unique feature of single-family rental properties derives from the dual market for the assets: the investor market and the owner-occupant market. When comparing the two markets, selling into the investor market typically has the advantage of lower transaction costs,  faster execution and a limited period of time (if any) during which we hold the properties without generating positive cash flow. Selling into the owner-occupant market often results in greater gross selling prices, the extent to which varies greatly market-by-market, but also involves higher transaction costs and a period of time from move-out of the prior resident to sale during which we incur costs without corresponding revenue. When we decide to sell a market, we generally solicit competing bids from investors, consider the sales price of each proposal and compare such price to our estimate of pricing in the owner-occupant market. We then execute the sales type that we believe will provide the greatest value. When we decide to sell an individual property, we generally sell the property into the owner-occupant market using the applicable multiple listing service.

Acquisition of The American Home Real Estate Investment Trust, Inc. Portfolio

During the year ended December 31, 2015, we acquired a portfolio of 2,461 properties (the “Acquired Properties”) from the American Home Real Estate Investment Trust, Inc. ("TAH"). The acquisition was substantially completed on April 1, 2015 (the "Portfolio Acquisition"). The aggregate purchase price for the Portfolio Acquisition was $263.0 million. The Portfolio Acquisition was financed using proceeds obtained under our revolving credit facility, which was amended and restated on February 18, 2015 to increase the borrowing capacity to $400.0 million from $200.0 million. The homes are primarily located in Atlanta, Charlotte, Tampa and Orlando. The Acquired Properties were substantially leased as of the acquisition date with aggregate occupancy of approximately 93% and average existing rents of approximately $960 per month on April 1, 2015.

Internalization of Our Former Manager

Through September 30, 2014, we were externally managed by our Former Manager. During this time, we relied on our Former Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business as we had no employees of our own. On September 30, 2014, we closed the Internalization and now own all material assets and intellectual property rights of our Former Manager previously used in the conduct of its business. In connection with the Internalization, the officers and employees who worked for our Former Manager became our employees.

Our Former Manager was a joint venture between Provident Real Estate Advisors LLC ("Provident"), and an affiliate of Pine River Capital Management L.P. ("Pine River"). The Internalization was effected pursuant to the Contribution Agreement dated August 3, 2014 among Pine River, Provident, our Former Manager and the Operating Partnership (the "Contribution Agreement"). Pursuant to the Contribution Agreement, we acquired all economic interests in our Former Manager in exchange for aggregate consideration of 2,231,511 common units in the Operating Partnership. These common units are redeemable for cash or, at our election, a number of Silver Bay common shares on a one-for-one basis. Of this aggregate consideration, Pine River received 1,487,674 common units and Provident received 743,837 common units, which reflects the parties two-thirds and one-third ownership of our Former Manager prior to the Internalization. We have an effective registration statement on file with the Securities and Exchange Commission ("SEC") registering the resale of our common shares issuable upon redemption of the common units. The initial issuance of the common units to Pine River and Provident was undertaken in reliance upon the exemption from the registration requirements afforded by Section 4(a)(2) Securities Act of 1933, as amended.

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

Financing Strategy

To date, we have funded our acquisitions and other capital needs through a mix of equity capital, cash generated by our operations, borrowings under our revolving credit facility and borrowings in connection with our securitization. We entered our current revolving credit facility on May 10, 2013 and amended it on February 18, 2015 to increase the borrowing capacity from $200.0 million to $400.0 million and extend its term. We closed our securitization transaction on August 12, 2014, which involved the sale of $312.7 million of certificates. See Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," including "Liquidity and Capital Resources" of this Annual Report on Form 10-K, for additional information regarding our revolving credit facility and securitization transaction.We continually explore additional capital options available to us, and our decision to pursue such options will be based on our assessment of a variety of factors, including the relative cost of the financing, the impact on our estimated net asset value and cash flow generation, and the available growth opportunities.

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

Seasonality

We believe that our business and related operating results will be impacted by seasonal factors throughout the year. In particular, we have experienced higher levels of resident move-outs during the summer months, which impacts both our rental revenues and related turnover costs. Further, our property operating costs and stabilized capital expenditures have been seasonally impacted in most markets for expenditures related to HVAC repairs during the summer season.

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

Fair Housing Act

The Fair Housing Act ("FHA"), its state law counterparts, and the regulations promulgated by U.S. Department of Housing and Urban Development and various state agencies, prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women and people securing custody of children under the age of 18) or handicap (disability) and, in some states, on financial capability and other bases. We believe that we are in material compliance with the FHA and other regulations.

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

REIT Qualification

We have elected to be taxed as a REIT, commencing with our initial taxable year ended on December 31, 2012. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various requirements under the Internal Revenue Code of 1986, as amended (the "Code") relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels, and the diversity of ownership of our shares. We believe that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that we conduct our operations in a manner that will enable us to continue to meet the requirements for qualification and taxation as a REIT going forward.

As long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on the REIT taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief, we will be subject to U.S. federal income tax at regular corporate rates and will be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we lose our REIT qualification. Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state, and local taxes on our income or property. In addition, each TRS we own is subject to U.S. federal, state, and local taxes on its income or property.

Employees

As of December 31, 2015, we had 176 full-time employees, which we supplement with temporary and contract resources. None of our personnel are covered by a collective bargaining agreement.

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

We intend to webcast our earnings calls and may webcast certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds.  Further corporate governance information, including charters for our board committees, our Code of Business Conduct and Ethics, and our whistleblowing procedures, are available on our website on the Investor Relations page. The contents of our website referred to in this Annual Report on Form 10-K are not intended to be incorporated by reference into this Form 10-K or in any other report or document we file with the SEC, and any references to our website is intended to be inactive textual references only.

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

The large-scale single-family rental industry is relatively new in the United States. Until 2012, the single-family rental business consisted primarily of private and individual investors in local markets and was managed individually or by small, local property managers. We were formed on the assumption that a company can acquire and operate single-family properties on a large-scale basis and achieve attractive yields by employing a disciplined approach to acquisitions and renovations, economies of scale in marketing and management, and developing a brand-name presence. Our assumptions are unproven, and if they prove to be incorrect, then we may fail to provide the financial returns that investors hope or expect to receive. No peer companies exist with an established track record from which to predict whether our investment strategy can be implemented successfully over time. While past performance is not indicative of future results, it is difficult to evaluate our potential future performance without the benefit of established track records from companies implementing a similar investment strategy.

Our investment strategy involves accumulating a large number of residential properties and leasing them to suitable residents. We may encounter unanticipated problems implementing our investment strategy, which may have a material adverse effect on our results of operations and our ability to make distributions on our common stock and may cause our stock price to decline significantly. No assurance can be given that we will be successful in implementing our investment strategy or that we will be successful in achieving our objective of providing attractive risk-adjusted returns to our stockholders over the long term.

We believe the acquisition, operation and management of multifamily residential properties is the most comparable established business model to our business, but in contrast to multifamily operations, the geographic dispersion of single-family properties creates significantly greater operational and maintenance challenges and, potentially, significantly higher per-unit operating costs. For example, although we intend to inspect our portfolio properties periodically, the geographic dispersion of our assets means we will not inspect our assets as frequently as may occur in the multifamily industry, meaning we may not become aware of conditions such as water infiltration, mold, or infestation until significant damage has been done to a property that may require extensive remediation and repairs and the provision of substitute housing for a resident. In addition, because each home has unique features, appliances and building materials, we believe the renovations, maintenance, marketing and operational tasks are far more varied and demanding than in a typical multifamily setting. We cannot provide any assurance that operating a large portfolio of single-family rental properties can be executed in a cost-effective and profitable manner or that our business plan will succeed.

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

Silver Bay Realty Trust Corp. was organized in June 2012 and has a limited operating history. There is no long-term historical financial data available for us, our acquired properties, or other companies in the single-family rental industry to assist investors in assessing our earnings potential or whether we can operate profitably. We cannot assure you that we will be able to operate our business successfully or implement our operating policies and strategies as described in this Annual Report. The results of our operations will depend on many factors, including:

•	the availability of additional properties that meet our criteria and our ability to purchase such properties on favorable terms;

•	real estate appreciation or depreciation in our markets;

•	our ability to contain renovation, maintenance, turnover, marketing, and other operating costs for our properties;

•	our ability to maintain high occupancy rates and target rent levels;

•	general economic conditions in our markets, such as changes in employment and household earnings and expenses;

•	costs that are beyond our control, including title litigation, litigation with residents or tenant organizations, legal compliance, real estate taxes, homeowners’ association fees, and insurance;

•	judicial and regulatory developments affecting landlord-tenant relations that may affect or delay our ability to dispossess or evict occupants or increase rents;

•	judicial and regulatory developments affecting banks’ and other mortgage holders’ ability to foreclose on delinquent borrowers;

•	reversal of population, employment, or homeownership trends in our markets;

•	interest rate levels and volatility, which may affect the accessibility of short-and long-term financing on desirable terms; and

•	competition from other investors entering the single-family rental market.

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

We rely on a small number of persons to carry out our business and investment strategies. Any of our senior management may cease to provide services to us at any time. The loss of the services of any of our key management personnel, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results. For example, David Miller, our former Chief Executive Officer, resigned on January 19, 2016 and our board of directors has begun a search for a permanent replacement. We cannot assure you that we will be able to attract a qualified, permanent Chief Executive Officer who has the desired qualifications on acceptable terms or at all. In the future, we may need to attract and retain qualified additional senior management but may not be able to do so on favorable terms or at all.

We are dependent on our investment in a single asset class, which exposes us to downturns in the single-family properties sector.

We have concentrated our investments in single-family properties. As a result, we are subject to risks inherent in investments in a single type of property. A downturn or slowdown in the rental demand for single-family housing may have more pronounced effects on the cash available for distribution or on the value of our assets than if we had more fully diversified our investments. There are seasonal fluctuations in rental demand with demand higher in the spring and summer than in the fall and winter. Such seasonal fluctuations may impact our operating results.

We face significant competition in the leasing market for quality residents, which may limit our ability to rent our single-family homes on favorable terms or at all.

We depend on rental income from residents for substantially all of our revenues. As a result, our success depends in large part upon our ability to attract and retain qualified residents for our properties. We face competition for residents from other lessors of single-family properties, apartment buildings and condominium units. The continuing development of apartment buildings and condominium units in many of our markets increases the supply of housing and exacerbates competition for residents. Many of these competitors may successfully attract residents with better incentives and amenities, which could adversely affect our ability to obtain quality residents and lease our single-family properties on favorable terms or at all. Additionally, some competing housing options may qualify for government subsidies that may make such options more affordable and therefore more attractive than our properties.

If rents and occupancy levels in our markets do not increase sufficiently to keep pace with rising costs of operations or otherwise decline, our income and distributable cash will decline.

The success of our business model depends, in part, on conditions in the single-family rental market in our markets. Our asset acquisitions have been premised on assumptions about occupancy and rent levels, and if those assumptions prove to be inaccurate, our cash flows and profitability will be reduced. Rental rates and occupancy levels have benefited in recent periods from macro trends affecting the U.S. economy and residential real estate markets in particular, including a declining homeownership rate.

We do not expect these favorable trends to continue indefinitely and some have begun to reverse. Eventually, a strengthening of the U.S. economy and job growth, coupled with government programs designed to encourage homeownership or to keep homeowners in their homes, continuing low interest rates, or other factors, may contribute to a stabilization or reversal of the current trend that favors renting rather than homeownership. In addition, as investors like us have sought and continue to seek to capitalize on opportunities to purchase undervalued housing assets and convert them to productive uses, the supply of single-family rental properties available for purchase has decreased and will continue to decrease and the competition for residents may intensify. A softening of the rental market in our target areas would reduce our rental income and profitability.

Our revenue and expenses are not directly correlated, and because a large percentage of our costs and expenses are fixed, we may not be able to adapt our cost structure to offset declines in our revenue.

Many of the expenses associated with our business, such as acquisition costs, renovation and maintenance costs, real estate taxes, homeowners' association ("HOA") fees, personal and property taxes, insurance, utilities, personnel costs and benefits, and other general corporate expenses are fixed and do not necessarily decrease with a reduction in revenue from our business. Our assets are also prone to depreciation and will require a significant amount of ongoing capital expenditures. Our expenses and ongoing capital expenditures will also be affected by inflationary increases and certain of our cost increases may exceed the rate of inflation. By contrast, as described above, our rental income will be affected by many factors beyond our control such as the availability of alternative rental housing and economic conditions in our markets. In addition, state and local regulations may require us to maintain properties that we own, even if the cost of maintenance is greater than the value of the property or any potential benefit from renting the property. As a result, we may not be able to fully offset rising costs and capital spending by raising rents, which could have a material adverse effect on our results of operations and cash available for distribution.

Poor resident selection and defaults by renters may negatively affect our financial performance and reputation.
Our success depends in large part upon our ability to attract and retain qualified residents. This will depend, in turn, upon our ability to screen applicants, identify qualified residents, and avoid residents who may default. We rely on information supplied by prospective residents in their rental applications to make leasing decisions and we cannot be certain this information is accurate. We may not successfully screen applicants, and as a result, we may rent to residents who default on our leases or fail to comply with the terms of the lease or HOA regulations, which may negatively affect our financial performance, reputation, and the quality and value of our properties. For example, residents may default on payment of rent, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, make use of our properties for illegal purposes, damage or make unauthorized structural changes to our properties which may not be fully covered by security deposits or insurance, refuse to leave the property when the lease is terminated, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors or eyesores, fail to comply with HOA regulations, sublet to less desirable individuals in violation of our leases, or permit unauthorized persons to live with them.

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

Real estate investments are relatively illiquid and, as a result, we may have a limited ability to sell our properties. When we sell any of our properties, we may recognize a loss on such sale. We may elect not to distribute any proceeds from the sale of properties to our stockholders. Instead, we may use such proceeds for other purposes, including:

•	purchasing additional properties;

•	repaying debt or buying back stock;

•	buying out interests of any co-venturers or other partners in any joint venture in which we are a party;

•	creating working capital reserves; or

•	making repairs, maintenance or other capital improvements or expenditures to our remaining properties.

Our ability to sell our properties may also be limited by our need to avoid the 100% prohibited transactions tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property. In order to ensure that we avoid such characterization, we may be required to hold our properties for a minimum period of time and comply with certain other requirements in the Code or dispose of our properties through a TRS.

We will need additional capital or debt financing and such financing may not be available.

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

We cannot assure you that we will be able to obtain debt or equity financing on terms favorable or acceptable to us or at all. If we do not have sufficient capacity under our revolving credit facility or future financing agreements, or if other sources of financing (such as equity offerings) are not available to us, we may not be able to resume future acquisitions of single-family properties, or may dispose of certain properties in our portfolio at inopportune times, in order to meet liquidity and other requirements.

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

If we are not able to generate sufficient cash flow to service our revolving credit facility, securitization loan and other current and future debt obligations, as well as satisfy the REIT distribution requirement, we may need to refinance our debt or raise additional equity. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancing, increases in interest expense could adversely affect our cash flows and, consequently, cash available for distribution to our stockholders. For example, recent turmoil in the global markets and recent events in the real estate and securitization markets, as well as the debt markets and the economy generally, have caused significant dislocations, illiquidity and volatility in the market for asset-backed securities and mortgage-backed securities, as well as a severe, ongoing disruption in the wider global financial markets, including a significant reduction of investor demand for, and purchases of, asset-backed securities and structured financial products. Disruptions in the securitization market could preclude our ability to use securitization as a financing source or could render it an inefficient source of financing making us more dependent on alterative sourcing of financing that might not be as favorable as securitizations in otherwise favorable markets.

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

Our current revolving credit facility and securitization loan require us to comply with various financial tests, including those relating to debt yield, debt service coverage ratios, total liquidity and net worth. Future debt agreements we may enter into may have similar or additional provisions. In the event that we are unable to satisfy these requirements or are unable to meet repayment obligations relating to our current and any future debt, we will risk losing some or all of our properties that may be pledged to secure our obligations to foreclosure or we may be forced to sell properties at a loss. In addition, our current revolving credit facility and securitization loan documents contain, and we expect future debt agreements will contain, events of default, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness and other events of default customary for these types of agreements. Because credit agreements typically contain cross-default provisions, a default that occurs under any one agreement could allow the lenders under our other agreements to also declare a default.

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

The REIT provisions of the Code may also limit our ability to hedge effectively. Under current law, any income that we generate from derivatives or other transactions intended to hedge our interest rate risks, or any income from foreign currencies or other hedges, will generally be treated as nonqualifying income for purposes of the REIT 75% and 95% gross income tests unless specified requirements are met. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes that we would otherwise incur.

We face significant competition for future acquisitions, which may limit our strategic opportunities and increase the cost to acquire those properties.

We face significant competition for attractive acquisition opportunities in our markets from other large real estate investors, some of which have greater financial resources and a lower cost of capital than we do. Several REITs and other funds have deployed and continue to deploy, and others may deploy in the near future, significant amounts of capital to purchase single-family homes and may have investment objectives that overlap and compete with ours, including in our markets. This activity has adversely impacted our level of purchases in certain of our markets. If our business model or a similar model proves to be successful, we can expect competition to intensify significantly. As a result, the purchase price of potential acquisition properties may be significantly elevated, or we may be unable to acquire properties on desirable terms or at all.

We intend to continue to expand our scale of operations and may make acquisitions even if the rental and housing markets are not as favorable as they have been in recent years, which could reduce our yield per share.

Although we are not actively acquiring new properties, we may seek to do so again at which point our growth would depend on the availability of acquisition opportunities in our markets at attractive prices. We believe various factors and market conditions have made homes available for purchase at prices that are below replacement cost. Housing prices have been increasing over the past few years, and we expect that in the future they will continue to stabilize and return to more normalized levels, and therefore future acquisitions may be more costly. There are many factors that may cause a recovery in the housing market that would result in future acquisitions becoming more expensive and possibly less attractive than past opportunities, including:

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

We have not adopted and do not expect to adopt a policy of making future acquisitions only if they are accretive to existing yields and distributable cash. We will continue to invest significant resources developing our property management platform and may resume acquiring properties if we believe such properties offer an attractive total return opportunity through cash flow generation and asset appreciation. Accordingly, future acquisitions may have lower yield characteristics than our current portfolio and if such future acquisitions are funded through equity issuances, the yield and distributable cash per share will be reduced and the value of our common stock may decline.

We may not be able to effectively manage our growth, which requires significant resources, and failure to do so may have an adverse effect on our business and our financial results may be adversely affected.

We plan to continue to refine our operations and may resume the acquisition of properties in the future. If we do, our future operating results depend upon our ability to effectively manage this growth, which is dependent, in part, upon our ability to:

•	stabilize and manage an increasing number of properties and resident relationships while maintaining a high level of customer service and building and enhancing our brand;

•	identify and supervise suitable vendors and employees to provide services to our properties;

•	continue to improve our operational and financial controls and reporting procedures and systems; and

•	scale our technology and other infrastructure platforms to adequately service new properties.

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

Our dependence upon third party vendors for key services may harm our operating results or reputation if the vendors fail to perform.

We rely on local, third-party vendors and service providers, including third-party house renovation professionals, maintenance providers, leasing agents, and property management companies in situations where it is cost-effective to do so or if our internal staff is unable to perform these functions. For example, we currently use third-party property managers for approximately 5.5% of our current properties. We do not have exclusive or long-term contractual relationships with any of these third-party providers, and we can provide no assurance that we will have uninterrupted or unlimited access to their services. Furthermore, selecting, managing, and supervising these third-party service providers requires significant management resources and expertise. Poor performance by third-party service providers, especially those who interact with residents in our properties, will reflect poorly on us and could significantly damage our reputation among desirable residents. If we do not select, manage, and supervise appropriate third parties for these services, our brand and reputation and operating results may suffer. Moreover, notwithstanding our efforts to implement and enforce strong policies and practices regarding service providers, we may not successfully detect and prevent fraud, incompetence, or theft by our third-party service providers, which could expose us to material liability or responsibility for associated damages, fines, or penalties.

In addition, any delay in identifying a third-party service provider or removal or termination of existing third-party service providers would require us to seek new vendors or providers, which would create delays and adversely affect our operating results.

Claims of deficiencies in the foreclosure process may result in rescission of our purchases or challenges to title.

Allegations of deficiencies in foreclosure practices could result in claims challenging the validity of some foreclosures that have occurred to date, potentially placing our claim of ownership to the properties at risk. Our title insurance policies may not provide adequate protection in such instances or such proceedings may result in a complete loss without compensation.

Each state has its own laws governing the procedures to foreclose on mortgages and deeds of trust, and state laws generally require strict compliance with these laws in both judicial and non-judicial foreclosures. Courts and administrative agencies have been actively involved in enforcing state laws governing foreclosures, and in some circumstances have imposed new rules and requirements regarding foreclosures. Some courts have delayed or prohibited foreclosures based on alleged failures to comply with proper transfers of title, notice, identification of parties in interest, documentation, and other legal requirements. Further, foreclosed owners and their legal representatives, including some prominent and well-financed legal firms, have brought litigation questioning the validity and finality of foreclosures that have already occurred.

These developments may call into question the validity of our title to houses acquired at foreclosure, or result in rescission rights or other borrower remedies, which could result in a loss of a property purchased by us that may not be covered by title insurance or an increase in litigation costs incurred with respect to properties obtained through foreclosure.

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

Furthermore, the properties we acquire may vary materially in terms of quality and type of construction, location, and hazards. Our success depends on our ability to estimate accurately the time and expense required to possess, renovate, repair, upgrade, and rent properties and to keep them maintained in rentable condition. In addition, market and regulatory environments relating to single-family residential properties have been changing rapidly, making future trends difficult to forecast. Such changes affect the accuracy of our assumptions and, in turn, may adversely affect our operating results.

Certain of our older properties may contain lead-based paint, which we may be required to remove or could expose us to liability, either of which would adversely affect our operating results.

Approximately 39% of the properties we owned as of December 31, 2015 are over 30 years old, and those premises may contain lead-based paint. The existence of lead paint is especially a concern in residential units and can cause health problems, particularly for children. A structure built prior to 1978 may contain lead-based paint and may present a potential exposure to lead; however, structures built after 1978 are not likely to contain lead-based paint. Federal and state laws impose certain disclosure requirements and restrict and regulate renovation activities on housing built before 1978. Violation of these restrictions could result in fines or criminal liability, and we could be subject to liability arising from lawsuits alleging personal injury or related claims. Although we attempt to comply with all such regulations, and we cannot guarantee that we will not incur any material liabilities as a result of the presence of lead paint in our properties.

A substantial portion of our properties were purchased at auction, where we generally are not able to conduct a thorough inspection before purchasing the properties, and we may not accurately assess the extent of renovations required.

Approximately 40% of our properties owned as of December 31, 2015 were purchased at auction and we may purchase properties at auction in the future. When we purchase properties at auction, we generally do not have the opportunity to conduct interior inspections and may not be able to access a property to conduct more than the most cursory of exterior inspections. These inspection processes may fail to reveal major defects associated with properties we acquire, which may result in renovation and maintenance costs and time frames that exceed our estimates and negatively affect our financial results and earnings.

Properties acquired through portfolio acquisitions may subject us to the risk of acquiring properties that do not fit our target investment criteria and may be costly or time consuming to divest, which may adversely affect our operating results.

We have acquired and may in the future acquire properties purchased as portfolios from other owners of single-family properties, like the Portfolio Acquisition. To the extent the management and leasing of such properties has not been consistent with our property management and leasing standards, we may be subject to a variety of risks, including risks relating to the condition of the properties, the credit quality and employment stability of the residents, and compliance with applicable laws, among others. When acquiring portfolios, we may not conduct interior inspections on each property and may fail to appropriately discover or predict defects associated with such properties, which may result in renovation and maintenance costs and time frames that exceed our estimates and negatively affect our financial results and earnings. In addition, financial and other information provided to us regarding such portfolios during our due diligence may be inaccurate, and we may not discover such inaccuracies until it is too late to seek remedies against such sellers. To the extent we timely pursue such remedies, we may not be able to successfully prevail against the seller in an action seeking damages for such inaccuracies. If we conclude that certain properties purchased in portfolio acquisitions do not fit our target investment criteria, we may decide to sell, rather than renovate and rent, these properties, which could take an extended period of time and may not result in a sale at an attractive price.

The intended benefits of the Portfolio Acquisition may not be realized, which could have a negative impact on our results of operations, financial conditions, the market price of our common stock, and our distributions to our stockholders.
The Portfolio Acquisition represents the largest acquisition of a property portfolio by us other than our initial portfolio acquisition in connection with our formation in December 2012. We may be subject to additional risks as a result of, and may not be able to achieve the anticipated benefits of, the Portfolio Acquisition. For example, more than 90% of the properties acquired in the Portfolio Acquisition were occupied upon acquisition and approximately 80% of the properties have not yet undergone an initial renovation to bring them in line with Silver Bay standards. These initial renovations typically require greater expenditures than a standard turnover, which impacts our cash available for distribution to stockholders or other uses. We acquired assets in connection with the Portfolio Acquisition on an "as is" basis with most representations of the seller surviving after the closing of the Portfolio Acquisition for a limited period of time and subject to a liability cap, which limits our future recourse against the seller for breaches of representations, which in turn may expose us to unexpected material losses or expenses in the future.
Additional risks that we could face as a result of the Portfolio Acquisition include, among others:

•	inability to maintain consistent standards, controls, policies and procedures, or realize the anticipated benefits of the acquisition within the anticipated timeframe or at all;

•	projections of estimated future revenues, capital expenditures, cost savings or operating metrics that we develop during the due diligence and integration planning process might be inaccurate;

•	the value of acquired assets may decline;

•	unanticipated issues, expenses and liabilities and exposure to any undisclosed or unknown potential liabilities relating to the properties acquired; and

•	potential underinsured losses on the properties acquired.

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

Our portfolio consists of properties that are geographically concentrated in Arizona, California, Florida, Georgia, Nevada, North Carolina, Ohio, South Carolina and Texas. As of December 31, 2015, approximately 58% of our properties were concentrated in only three markets — Phoenix, AZ, Atlanta, GA, and Tampa, FL. As such, we are susceptible to local economic conditions, other regulations, the supply of and demand for single-family rental properties, and natural disasters in these areas. If there is a downturn in the local economies, an oversupply of or decrease in demand for single-family rental properties in these markets or natural disasters in these geographical areas, our business could be materially adversely affected to a greater extent than if we owned a real estate portfolio that was more geographically diversified. We base an important part of our business plan on our belief that property values and operating fundamentals for single-family properties in most of our markets will improve significantly over the next several years. However, most of our markets experienced substantial economic downturns in recent years and could experience similar or worse economic downturns in the future. We can provide no assurance as to the extent property values and operating fundamentals in these markets will improve, if at all. If these markets experience economic downturn in the future, the value of our properties could decline and our ability to execute our business plan may be adversely affected, which could adversely affect our financial condition, operating results and ability to make distributions to our stockholders.

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

Our properties may be damaged by adverse weather conditions and natural disasters such as earthquakes, tsunamis, wind, hail, floods, landslides, and fires. In addition, our properties may be subject to environmental liabilities and we will be exposed to personal liability for accidents which may occur on our properties. Our insurance may not be adequate to cover all damages or losses from these events, or it may not be economically prudent to purchase insurance for certain types of losses, such as hurricanes or earthquakes. As a result, we may incur significant costs in the event of adverse weather conditions and natural disasters or events which result in damage or injury. Because we tend to concentrate ownership in markets, if we own numerous properties in an area affected by a natural disaster or similar catastrophic event, it could damage or destroy a substantial portion of our properties, and expose us to liabilities to our affected residents to immediately repair or replace their leaseholds on non-economic terms.

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

Numerous tenants’ rights and consumer rights organizations exist throughout the country and operate in our markets, and as we grow in scale, we may attract attention from some of these organizations and become a target of legal demands or litigation. Many such consumer organizations have become more active and better funded in connection with mortgage foreclosure-related issues, and with the large settlements identified above and the increased market for single-family rentals arising from displaced homeownership, some of these organizations may shift their litigation, lobbying, fundraising and grass roots organizing activities to focus on landlord-tenant issues. While we intend to conduct our business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one state or multiple states to attempt to bring claims against us on a class action basis for damages or injunctive relief. We cannot anticipate what form such legal actions might take, or what remedies they may seek. Additionally, these organizations may lobby local county and municipal attorneys or state attorneys general to pursue enforcement or litigation against us, or may lobby state and local legislatures to pass new laws and regulations to constrain our business operations. If they are successful in any such endeavors, they could directly limit and constrain our business operations, and may impose on us significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions.

Title defects could lead to material losses on our investments in our properties.

Our title to a property, especially those acquired at auction, may be challenged for a variety of reasons including allegations of defects in the foreclosure process. Title insurance may not prove adequate in these instances. We have in the past, and may again in the future, acquire a number of our homes on an “as is” basis at auctions or otherwise. When acquiring properties on an “as is” basis, title commitments are often not available prior to purchase, and title reports or title information may not reflect all senior liens, which may increase the possibility of acquiring houses outside predetermined acquisition and price parameters, purchasing residences with title defects and deed restrictions, HOA restrictions on leasing, or purchasing the wrong residence without the benefit of title insurance prior to closing. Although we use various policies, procedures, and practices to assess the state of title prior to purchase, there can be no assurance that these policies and procedures will be completely effective, which could lead to a material if not complete loss on our investment in such properties.

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

We are involved in a variety of legal actions and administrative proceedings as a result of which we may incur significant costs.

We are currently involved in, and expect that we will continue to be involved in, a variety of legal actions and administrative proceedings that arise from time to time in the ordinary course of business. These matters include eviction proceedings and other landlord-tenant disputes, challenges to title and ownership rights (including actions brought by prior owners alleging wrongful foreclosure by their lender or servicer) and issues with local housing officials arising from the condition or maintenance of the property. While we intend to vigorously defend any non-meritorious claim or proceeding, no assurance can be given that we will not incur significant costs or be subject to material losses as a result.

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

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may become subject to investigation or sanctions by the SEC. In addition, the existence of a material weakness or significant deficiency could also result in errors in our financial statements that could require a restatement or cause us to fail to meet our public company reporting obligations. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

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

The U.S. government, through the Federal Reserve, the FHA and the Federal Depository Insurance Corporation (FDIC), has implemented a number of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures, including the Home Affordable Modification Program, which seeks to provide relief to homeowners whose mortgages are in or may be subject to foreclosure, and the Home Affordable Refinance Program, which allows certain borrowers who are underwater on their mortgage but current on their mortgage payments to refinance their loans. Several states, including states in which our current markets are located, have adopted or are considering similar legislation. These programs and other loss mitigation programs may involve, among other things, the modification or refinancing of mortgage loans or providing homeowners with additional relief from loan foreclosures. Such loan modifications and other measures are intended and designed to lead to fewer foreclosures, which will decrease the supply of properties that meet our investment criteria.

In addition, numerous federal and state legislatures have considered, proposed, or adopted legislation to constrain foreclosures, or may do so in the future. For example, in 2012, California enacted a law imposing new limitations on foreclosures while a request for a loan modification is pending. The Dodd-Frank Act also created the Consumer Financial Protection Bureau, which supervises and enforces federal consumer protection laws as they apply to banks, credit unions, and other financial companies, including mortgage servicers. It remains uncertain as to whether any of these measures will have a significant impact on foreclosure volumes or what the timing of that impact would be. If foreclosure volumes were to decline significantly, we would expect REO inventory levels to decline or to grow at a slower pace, which would make it more difficult to find target assets at attractive prices and might constrain our growth or reduce our long-term profitability. Also, the number of families seeking rental housing might be reduced by such legislation, reducing rental housing demand in our markets.

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

Additionally, as of the closing of the Internalization, Pine River and Provident received an aggregate of 2,231,511 common units of our Operating Partnership, representing approximately 6.2% of our outstanding common shares as of December 31, 2015 (or 5.8% of fully-diluted shares as of December 31, 2015 assuming issuance and redemption for common shares of the 2,231,511 common units to be received by the Pine River and Provident in the Internalization). As long as the resale registration statement that we filed with the SEC covering these shares remains effective, these shares will be freely transferable without restriction if and when they are issued. The market price of our common stock may decline significantly if Pine River and Provident either or both were to sell a significant portion of their common stock within a short timeframe. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for our common stock.

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

•	failure to maintain our REIT qualification;

•	price and volume fluctuations in the stock market generally, such as those experienced in the last half of 2015 and the beginning of 2016; and

•	general market and economic conditions, including the current state of the credit and capital markets.

We have not established a minimum distribution payment level and we cannot assure you of our ability to pay distributions in the future.

We are generally required to distribute to our stockholders at least 90% of our taxable income each year in order to qualify as a REIT under the Code, which we currently intend to satisfy through quarterly cash distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this Annual Report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, financial condition, maintenance of our REIT qualification and other factors that our board of directors may deem relevant from time to time. As a result, no assurance can be given that we will be able to make distributions to our stockholders at any time or that the level of any distributions will achieve any specific market yield or will increase or be maintained over time. Any failure to achieve expected distributions could materially and adversely affect the price of our common stock.

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

Certain provisions of the Maryland General Corporation Law ("MGCL") may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. We are subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting capital stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting capital stock, provided that our board of directors did not approve in advance the transaction by which the stockholders otherwise would have become an interested stockholder) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our board of directors and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding shares of our voting capital stock; and (2) two-thirds of the votes entitled to be cast by holders of voting capital stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super-majority vote requirements do not apply if our common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has by resolution exempted business combinations between us and any other person, provided that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person), though our board of directors may vote to repeal the resolution at any time.

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

Risks Related to Our Taxation as a REIT

If we do not qualify as a REIT or fail to remain qualified as a REIT, we will be subject to federal income tax at regular corporate rates and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.

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

The federal income tax rate on certain corporate dividends paid to individuals and other non-corporate taxpayers currently is at a reduced rate of 15% or 20%, depending on the recipient’s income. Dividends paid by REITs to individuals and other non-corporate stockholders are not generally eligible for the reduced rate. This may cause investors to view investments in REITs to be less attractive than investments in non-REITs, which in turn may adversely affect the value of stock of REITs, including our common stock.

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

From time to time, we may choose to transfer or dispose of some of the properties in our portfolios. A REIT’s net income from “prohibited transactions” is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business, or “dealer property.” We intend to conduct our activities so as not to generate prohibited transaction income. However, the avoidance of this tax on prohibited transactions could cause us to undertake less substantial sales of property than we would otherwise undertake in order to maximize our profits. In addition, to comply with certain statutory requirements of a prohibited transactions safe harbor, we may have to sell numerous properties to a single or a few purchasers, which could cause us to be less profitable than would be the case if we sold properties on a property-by-property basis.

The ability of our board of directors to revoke our REIT election without shareholder approval may cause adverse consequences to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our shareholders, which may have adverse consequences on the total return to our shareholders.

If the Operating Partnership fails to qualify as a partnership for federal income tax purposes, we could fail to qualify as a REIT and suffer other adverse consequences.

We believe that the Operating Partnership is organized and operates in a manner so as to be treated as a partnership and not an association or a publicly traded partnership taxable as a corporation, for federal income tax purposes. As a partnership, the Operating Partnership is not subject to federal income tax on its income. Instead, each of the partners is allocated its share of the Operating Partnership’s items of gain, loss, income, deductions, and credit. No assurance can be provided, however, that the IRS will not challenge the Operating Partnership’s status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership as an association or publicly traded partnership taxable as a corporation for federal income tax purposes, we could fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, could cease to qualify as a REIT. Also, the failure of the Operating Partnership to qualify as a partnership would cause it to become subject to federal corporate income tax, which would reduce significantly the amount of its cash available for distribution to its partners, including us.

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

•
part of any income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock; and

•
part or all of any income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under the Code may be treated as unrelated business taxable income.

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

The present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules relating to REITs are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in frequent statutory changes and revisions to regulations and interpretations. Revisions in federal tax laws and interpretations thereof could adversely affect us or cause us to change our investments and commitments and affect the tax considerations of an investment in us. For example, the recently enacted Protecting Americans from Tax Hikes Act of 2015 (the "Act") contains numerous changes to the U.S. federal income tax rules applicable to REITs. Such changes include modifications to various rules that apply to our ownership of, and business relationship with, our TRSs (including a reduction in the maximum allowable value of our assets attributable to TRSs from 25% to 20%) which could impact our ability to enter into future investments.The provisions enacted in by the Act could result in changes in our tax positions or investments, and future legislative changes related to those rules described above could have a materially adverse impact on our results of operations and financial condition.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

The following table provides a summary of our portfolio of single-family properties as of December 31, 2015:

Market	Number of Properties (1)	Aggregate Cost Basis (2) (thousands)	Average Cost Basis Per Property (thousands)	Average Age (in years) (3)	Average Square Footage
Atlanta	2,723	$316,287	$116	22.0	1,799
Phoenix	1,424	202,811	142	27.2	1,636
Tampa	1,113	159,426	143	27.6	1,623
Charlotte (4)	686	84,597	123	15.7	1,644
Dallas	504	67,648	134	24.0	1,618
Orlando	496	66,122	133	28.6	1,498
Jacksonville	452	59,652	132	27.4	1,537
Southeast FL (5)	384	76,589	199	44.6	1,494
Northern CA (6)	382	72,662	190	47.4	1,399
Las Vegas	290	41,270	142	19.7	1,717
Columbus	284	33,136	117	38.6	1,414
Tucson	209	17,485	84	43.0	1,330
Southern CA (7)	75	11,999	160	46.8	1,366
Totals	9,022	$1,209,684	$134	27.0	1,641
_______________

(1)
Total properties exclude properties reflected as assets held for sale on our consolidated balance sheets and any properties previously acquired in purchases that have been subsequently rescinded or vacated.

(2)
Aggregate cost basis includes all capitalized costs, determined in accordance with U.S. generally accepted accounting policies ("GAAP"), incurred through December 31, 2015 for the acquisition, stabilization, and significant post-stabilization renovation of properties, including land, building, possession costs, and renovation costs. Aggregate cost basis includes $14.7 million in capital improvements, incurred from our formation through December 31, 2015, made to properties that had been previously renovated, but does not include accumulated depreciation.

(3)
As of December 31, 2015, approximately 4% of our properties were less than 10 years old, 38% were between 10 and 20 years old, 19% were between 20 and 30 years old, 19% were between 30 and 40 years old, 10% were between 40 and 50 years old, and 10% were more than 50 years old. Average age is an annual calculation.

(4)	Charlotte market includes properties in South Carolina due to its proximity to Charlotte, North Carolina.

(5)	Southeast Florida market currently consists of Miami-Dade, Broward, and Palm Beach counties.

(6)	Northern California market currently consists of Contra Costa, Napa, and Solano counties.

(7)	Southern California market currently consists of Riverside and San Bernardino counties.

The following table summarizes the leasing status of our properties as of December 31, 2015:

Market	Number of Properties	Number of Stabilized Properties (1)	Properties Leased	Properties Vacant	Aggregate Portfolio Occupancy Rate	Stabilized Occupancy Rate	Average Monthly Rent (2)	Average Remaining Lease Term (Months) (3)
Atlanta	2,723	2,723	2,629	94	96.5%	96.5%	$1,060	7.7
Phoenix	1,424	1,424	1,347	77	94.6%	94.6%	1,102	6.5
Tampa	1,113	1,113	1,062	51	95.4%	95.4%	1,298	7.8
Charlotte	686	685	658	28	95.9%	96.1%	1,063	6.8
Dallas	504	504	481	23	95.4%	95.4%	1,297	6.8
Orlando	496	496	481	15	97.0%	97.0%	1,155	5.9
Jacksonville	452	452	436	16	96.5%	96.5%	1,133	7.1
Southeast FL	384	383	356	28	92.7%	93.0%	1,650	5.4
Northern CA	382	382	372	10	97.4%	97.4%	1,609	6.9
Las Vegas	290	290	285	5	98.3%	98.3%	1,189	7.0
Columbus	284	284	276	8	97.2%	97.2%	1,072	7.6
Tucson	209	209	200	9	95.7%	95.7%	844	5.2
Southern CA	75	75	62	13	82.7%	82.7%	1,225	3.2
Totals	9,022	9,020	8,645	377	95.8%	95.8%	$1,167	7.0
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

(2)
Average monthly rent for leased properties was calculated as the average of the contracted monthly rent for all leased properties as of December 31, 2015 and reflects rent concessions amortized over the life of the related lease.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NYSE under the symbol “SBY”.  Below is a summary of the high and low prices for our common stock for each quarterly period during calendar years ended December 31, 2015 and December 31, 2014, as reported on the NYSE:

Quarter Ended	High	Low
December 31, 2015	$16.91	$15.00
September 30, 2015	16.86	15.31
June 30, 2015	16.75	15.03
March 31, 2015	17.04	15.38
December 31, 2014	17.10	15.96
September 30, 2014	16.89	15.74
June 30, 2014	16.82	14.65
March 31, 2014	16.98	15.31

Holders

As of February 19, 2016, there were 184 registered holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Dividends

The following table presents cash dividends declared on our common stock during calendar years ended December 31, 2015 and December 31, 2014:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share
December 17, 2015	December 28, 2015	January 8, 2016	$0.13
September 25, 2015	October 6, 2015	October 16, 2015	0.12
June 17, 2015	June 29, 2015	July 10, 2015	0.12
March 25, 2015	April 6, 2015	April 17, 2015	0.09
December 18, 2014	December 29, 2014	January 9, 2015	0.06
September 4, 2014	September 22, 2014	October 3, 2014	0.04
June 19, 2014	June 30, 2014	July 11, 2014	0.03
March 13, 2014	March 24, 2014	April 4, 2014	0.03

We intend to make quarterly distributions to our common stockholders. U.S. federal income tax law requires that a REIT distribute annually at least 90% of its net taxable income, excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income, including capital gains.

Dividends and other distributions will be authorized by our board of directors in its sole discretion out of funds legally available and will be dependent upon a number of factors, including actual results of operations, restrictions under Maryland law and our financial condition. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” including “Liquidity and Capital Resources,” of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends in 2016 and thereafter.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2015 with respect to shares of our common stock that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding stock awards	Weighted-average exercise price of outstanding stock awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	—	—	243,329
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	243,329

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 1, 2013, our board of directors authorized a share repurchase program, which allowed us to repurchase up to 2,500,000 shares of our common stock. On November 25, 2014, our board of directors authorized an increase of 2,500,000 shares to the previously authorized share repurchase program for a total of 5,000,000 shares. Following is repurchase activity for the fourth quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2015 — October 31, 2015 (1)	283	$16.54	—	1,566,676
November 1, 2015 — November 30, 2015	—	—	—	1,566,676
December 1, 2015 — December 31, 2015 (1)	6,490	15.71	—	1,566,676
Total	6,773	$15.74	—	1,566,676
_______________

(1)	Consists of shares withheld to settle tax withholding obligations related to the vesting of restricted stock awards.

Performance Graph

The following graph compares the stockholders’ cumulative total return, assuming $100 invested at December 14, 2012 (the first day of trading), with all reinvestment of dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard and Poor’s 500 Stock Index (“S&P 500”); and (iii) the stocks included in the MSCI US REIT Index.

	Period Ending
Index	12/14/2012	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Silver Bay Realty Trust Corp.	$100.00	$103.23	$87.87	$91.89	$89.42
S&P 500	$100.00	$100.97	$133.67	$151.97	$154.07
MSCI US REIT Index	$100.00	$103.02	$105.56	$137.64	$141.10

Item 6.     Selected Financial Data.

Our selected financial data set forth below should be read in conjunction with our consolidated financial statements and the accompanying notes included under Item 8 of this Annual Report on Form 10-K.

	At or for the Year Ended December 31,
(in thousands, except per share and property count data)	2015	2014 (1)	2013	2012 (2)
Consolidated Statements of Operations and Comprehensive Loss Data:
Total Revenue	$113,694	$77,930	$49,593	$3,616
Expenses:
Property operating and maintenance	22,106	17,274	12,472	1,868
Real estate taxes	15,847	11,042	6,893	1,273
Homeowners’ association fees	1,912	1,260	1,129	391
Property management	11,093	9,401	11,683	459
Depreciation and amortization	35,189	25,623	20,235	2,106
Advisory management fee - affiliates	—	6,621	9,775	2,159
Management internalization	—	39,373	—	—
Portfolio acquisition expense	2,064	—	—	—
General and administrative	15,915	10,334	6,834	843
Share-based compensation	2,613	1,022	927	38
Interest expense	21,275	11,586	2,911	—
Total expenses	128,014	133,536	72,859	9,137
Loss before other income (expense) and income taxes	(14,320)	(55,606)	(23,266)	(5,521)
Other income (expense)	3,610	(1,091)	(1,284)	—
Income tax benefit, net	758	—	—	—
Net loss	$(9,952)	$(56,697)	$(24,550)	$(5,521)
Per Common Share and Share Information:
Net loss attributable to common shares - basic and diluted (3)	$(0.26)	$(1.49)	$(0.63)	$(0.04)
Weighted average common shares outstanding	36,209,999	38,119,971	39,073,994	37,328,213
Dividends declared per common share	$0.46	$0.16	$0.04	$—
Balance Sheet Data:
Investments in real estate, net	$1,134,777	$905,220	$757,407	$418,693
Cash	29,028	49,854	43,717	228,139
Escrow deposits	15,472	20,211	24,461	19,727
Total assets	1,224,419	1,002,380	846,078	677,302
Securitization loan	303,880	310,665	—	—
Revolving credit facility	326,472	67,096	164,825	—
Total liabilities	661,566	400,485	187,118	16,889
10% cumulative redeemable preferred stock	1,000	1,000	1,000	1,000
Total equity	561,853	600,895	657,960	659,413

	At or for the Year Ended December 31,
(in thousands, except per share and property count data)	2015	2014 (1)	2013	2012 (2)
Other Data:
Non-GAAP Financial Measures:
Net operating income ("NOI") (4)	$62,905	$39,709	$19,872	$(365)
NOI as a percentage of total revenue	55%	51%	40%	(10)%
Funds from operations ("FFO") (5)	21,003	(30,517)	(3,637)	(3,415)
Core FFO (5)	25,405	13,565	(905)	(3,377)
FFO per share	0.54	(0.79)	(0.10)	(0.09)
Core FFO per share	0.66	0.35	(0.03)	(0.09)
Weighted average common shares and units outstanding	38,441,510	38,688,548	39,101,378	37,355,672
Aggregate Portfolio Data:
Total properties owned(6)	9,022	6,779	5,642	3,405
Leased properties	8,645	5,812	4,973	1,705
Aggregate occupancy percentage	96%	86%	88%	50%
Average monthly rent per leased property	$1,167	$1,194	$1,160	$1,148
Stabilized Property Data (7):
Stabilized properties owned	9,020	6,214	5,365	1,815
Occupancy percentage	96%	94%	93%	94%
_______________

(1)
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

(2)
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

(3)
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

(4)
We define NOI as total revenue less property operating and maintenance, real estate taxes, homeowners’ association fees, and property management expenses. NOI excludes depreciation and amortization, the former advisory management fees, management internalization, portfolio acquisition expense, general and administrative expenses, share-based compensation, interest expense, net gain on disposition of real estate, ineffectiveness of interest rate cap agreements, income tax benefit, net and other non-comparable items as applicable. Additionally, NOI excludes certain property management add backs, such as the former 5% property management fee payable prior to the Internalization because it more closely represents additional advisory management fee, expensed acquisition fees and costs, and certain other property management costs.

NOI is a non-GAAP financial measure that we consider to be meaningful when considered with the financial statements determined in accordance with GAAP. We believe NOI is helpful to investors in understanding the core performance of our real estate operations. NOI should not be considered an alternative to net loss or net cash flows from operating activities, as determined in accordance with GAAP, as indications of our performance or as measures of liquidity. Although we use this non-GAAP measure for comparability in assessing our performance against other REITs, not all REITs compute this non-GAAP measure in the same manner. Accordingly, there can be no assurance that our basis for computing this non-GAAP measure is comparable with that of other REITs.

A reconciliation of NOI to net loss as determined in accordance with GAAP is located in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Net Operating Income,” in this Annual Report on Form 10-K.

(5)
FFO is a non-GAAP financial measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss), computed in accordance with GAAP, excluding gains or losses from sales of, and impairment losses recognized with respect to, depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated on the same basis to determine FFO.

Core FFO is a non-GAAP financial measure that we use as a supplemental measure of our performance. We believe that Core FFO is further helpful to investors as it provides a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We adjust FFO for expensed acquisition fees and costs, including those associated with the Portfolio Acquisition, certain fees and expenses related to our Securitization Transaction, share-based compensation, costs associated with the Internalization, write-offs of expenses associated with changes in our debt structure, income tax (benefit) on the disposition of real estate and certain other non-cash or non-comparable costs to arrive at Core FFO.

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

(6)	Excludes properties reflected as assets held for sale on our consolidated balance sheets and any properties previously acquired in purchases that have been subsequently rescinded or vacated.

(7)
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

Overview

We are an internally-managed Maryland corporation that focuses on the acquisition, renovation, leasing, and management of single-family properties in select markets in the United States. Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We generate virtually all of our revenue by leasing our portfolio of single-family properties. As of December 31, 2015, we owned 9,022 single-family properties for rental purposes in Arizona, California, Florida, Georgia, Nevada, North Carolina, Ohio, South Carolina and Texas, excluding properties reflected as assets held for sale on our consolidated balance sheets.

We have elected to be treated as a real estate investment trust ("REIT") for U.S. federal tax purposes, commencing with, and in connection with the filing of our federal tax return for, our taxable year ended December 31, 2012. As a REIT, we generally are not subject to federal income tax on the taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax at regular corporate rates. Even if we continue to qualify for taxation as a REIT, we may be subject to some federal, state and local taxes on our income or property. In addition, the income of our taxable REIT subsidiaries ("TRSs") is subject to taxation at regular corporate rates.

Silver Bay Realty Trust Corp. was incorporated in Maryland in June 2012. Silver Bay Realty Trust Corp. conducts its business and owns all of its properties through Silver Bay Operating Partnership L.P. (the "Operating Partnership"), a Delaware limited partnership. Silver Bay Realty Trust Corp.’s wholly owned subsidiary, Silver Bay Management LLC (the "General Partner") is the sole general partner of the Operating Partnership. Silver Bay Realty Trust Corp. has no material assets or liabilities other than its investment in the Operating Partnership. As of December 31, 2015, Silver Bay Realty Trust Corp. owned, through a combination of direct and indirect interests, 94.2% of the partnership interests in the Operating Partnership. Except as otherwise required by the context, references to the “Company,” “Silver Bay,” “we,” “us” and “our” refer collectively to Silver Bay Realty Trust Corp., the Operating Partnership and the direct and indirect subsidiaries of each.

Through September 30, 2014, we were externally managed by PRCM Real Estate Advisers LLC (our "Former Manager"). During this time, we relied on our Former Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business as we had no employees of our own. On September 30, 2014, we closed a transaction to internalize our management (the "Internalization") and now own all material assets and intellectual property rights of our Former Manager previously used in the conduct of its business. In connection with the Internalization, the officers and employees who worked for our Former Manager became our employees.

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

The Contribution Agreement included a net worth adjustment, payable in cash, in the event that the closing net worth of our Former Manager was greater or less than $0 after making an adjustment to exclude any liabilities for accrued bonus compensation payable to our Chief Executive Officer and personnel providing data analytics directly supporting our investment function. We settled this net worth adjustment on September 30, 2014 based upon estimated amounts. The net worth adjustment was finalized in the fourth quarter of 2014 and the settlement was de minimis.

Our Former Manager received management fees and expense reimbursement under the advisory management agreement and property management and acquisition services agreement through September 30, 2014. As a result of this transaction, as of September 30, 2014, we no longer pay fees or expense reimbursements to our Former Manager or our Former Manager's operating subsidiary.

Acquisition of The American Home Real Estate Investment Trust, Inc. Portfolio

During the year ended December 31, 2015, we acquired a portfolio of 2,461 properties (the "Acquired Properties") from The American Home Real Estate Investment Trust, Inc. ("TAH"). The acquisition was substantially completed on April 1, 2015 (the "Portfolio Acquisition"). The aggregate purchase price for the Portfolio Acquisition was $263.0 million. The Portfolio Acquisition was financed using proceeds obtained under our revolving credit facility, which was amended and restated on February 18, 2015 to increase the borrowing capacity to $400.0 million from $200.0 million. The homes are primarily located in Atlanta, Charlotte, Tampa and Orlando. The Acquired Properties were substantially leased as of the acquisition date with aggregate occupancy of approximately 93% and average existing rents of approximately $960 per month on April 1, 2015.

Highlights of 2015

•	We expanded our portfolio by 2,243 properties, increasing our gross investment in real estate by $261.3 million to $1.2 billion.

•	We acquired 2,461 properties from TAH in the Portfolio Acquisition for $263.0 million.

•
We sold 230 single-family homes, of which 122 were located in Houston and 42 were located in Southern California, for total gross proceeds of $29.2 million. Net gain on sales totaled $4.0 million during the year ended December 31, 2015, excluding the net gain on homes acquired in the Portfolio Acquisition whose gain will be re-assigned to the purchase price within one year of the acquisition.

•	Aggregate occupancy as of December 31, 2015 was 95.8% as compared to 85.7% as of December 31, 2014.

•	Net loss for 2015 was $10.0 million, or $(0.26) per share compared to a net loss for 2014 of $56.7 million, or $(1.49) per share.

•	We grew Net Operating Income ("NOI") from $39.7 million, or 51.0% of revenue in 2014, to $62.9 million, or 55.3% of revenue in 2015.

•
We grew Funds From Operations ("FFO") from $(30.5) million, or $(0.79) per share in 2014, to $21.0 million, or $0.54 per share in 2015. Core Funds From Operations ("Core FFO") increased from $13.6 million, or $0.35 per share in 2014, to $25.4 million, or $0.66 per share in 2015.

•
We internalized certain third-party property managers, resulting in the growth of our internal property management platform, as a percentage of all properties owned, from 72.5% at December 31, 2014 to 94.5% at December 31, 2015.

•	We grew the annual dividend on our common stock nearly three-fold from $0.16 per share declared in 2014 to $0.46 per share declared in 2015.

Property Portfolio

Our investments in real estate consist of single-family properties located in select markets. As of December 31, 2015, we owned 9,022 single-family properties in the following markets:

Market	Number of Properties (1)	Aggregate Cost Basis (2)(thousands)	Average Cost Basis Per Property (thousands)	Average Age (in years) (3)	Average Square Footage
Atlanta	2,723	$316,287	$116	22.0	1,799
Phoenix	1,424	202,811	142	27.2	1,636
Tampa	1,113	159,426	143	27.6	1,623
Charlotte (4)	686	84,597	123	15.7	1,644
Dallas	504	67,648	134	24.0	1,618
Orlando	496	66,122	133	28.6	1,498
Jacksonville	452	59,652	132	27.4	1,537
Southeast FL (5)	384	76,589	199	44.6	1,494
Northern CA (6)	382	72,662	190	47.4	1,399
Las Vegas	290	41,270	142	19.7	1,717
Columbus	284	33,136	117	38.6	1,414
Tucson	209	17,485	84	43.0	1,330
Southern CA (7)	75	11,999	160	46.8	1,366
Totals	9,022	$1,209,684	$134	27.0	1,641
_______________

(1)
Total properties exclude properties reflected as assets held for sale on our consolidated balance sheets and any properties previously acquired in purchases that have been subsequently rescinded or vacated.

(2)
Aggregate cost basis includes all capitalized costs, determined in accordance with U.S. generally accepted accounting principles ("GAAP"), incurred through December 31, 2015 for the acquisition, stabilization, and significant post-stabilization renovation of properties, including land, building, possession costs and renovation costs. Aggregate cost basis includes $14.7 million in capital improvements, incurred from our formation through December 31, 2015, made to properties that had been previously renovated, but does not include accumulated depreciation.

(3)
As of December 31, 2015, approximately 4% of our properties were less than 10 years old, 38% were between 10 and 20 years old, 19% were between 20 and 30 years old, 19% were between 30 and 40 years old, 10% were between 40 and 50 years old, and 10% were more than 50 years old. Average age is an annual calculation.

(4)	Charlotte market includes properties in South Carolina due to its proximity to Charlotte, North Carolina.

(5)	Southeast Florida market currently consists of Miami-Dade, Broward and Palm Beach counties.

(6)	Northern California market currently consists of Contra Costa, Napa and Solano counties.

(7)	Southern California market currently consists of Riverside and San Bernardino counties.

Factors likely to affect Silver Bay Results of Operations

Our results of operations and financial condition will be affected by numerous factors, many of which are beyond our control. Some of the key factors we expect to impact our results of operations and financial condition include our pace and costs of acquisitions, the time and costs required to stabilize a newly-acquired property and convert the same to rental use, the age of our properties, rental rates, the varying costs of internal and external property management, seasonality, occupancy levels, rates of resident turnover, home price appreciation, changes in homeownership rates, changes in homeowners’ association fees and real estate taxes, changes in insurance costs, expenses incurred in the maintenance and turnover of our properties, resident defaults, our expense ratios and our capital structure. Certain of these factors are described in greater detail below.

Acquisitions

We acquired 2,551 properties in 2015, primarily as a result of the Portfolio Acquisition.

The following is a summary of our acquisition activity by quarter for the year ended December 31, 2015:

Quarter Ended,	Acquired properties (1)
March 31, 2015	85
June 30, 2015	2,443
September 30, 2015	18
December 31, 2015	5
Total	2,551
_______________

(1)
Other than the Portfolio Acquisition, our acquisitions in 2015 were sourced through brokers, which refers to a purchase of a single property directly from the owner, including "real estate owned" (REO), short sales, and properties listed on a multiple listing service.

Although we continue to review potential acquisition opportunities from time to time, we do not currently expect to acquire new properties in the near term. If we were to resume acquiring new properties, our ability to identify and acquire single-family properties that meet our investment criteria will be affected by home prices in our markets, the inventory of properties available through our acquisition channels, competition for our target assets, and our capital available for investment. Acquisitions may be financed from various sources, including proceeds from the sale of equity securities, retained cash flow, debt financings, securitizations, or the issuance of common units in the Operating Partnership. Availability of financing from such sources on acceptable terms will greatly impact our pace of acquisitions, as will any preference we may then have for portfolio acquisitions, which are inherently less predictable than purchases through other channels.

Stabilization, Renovation, and Leasing

Before an acquired property becomes an income producing asset, we must possess, renovate, market, and lease the property. We refer to this process as property stabilization. We consider a property stabilized at the earlier of (i) its first authorized occupancy or (ii) 90 days after the renovations for such property are complete regardless of whether the property is leased. Properties acquired with in-place leases are considered stabilized even though such properties may require future renovation to meet our standards and may have existing residents who would not otherwise meet our resident screening requirements. The time to stabilize a newly acquired property can vary significantly among properties for several reasons, including the property's acquisition channel, the age and condition of the property, whether the property was vacant when acquired, local demand for properties, our marketing techniques, and the size of our available inventory of rent ready properties.

The following table summarizes the leasing status of our properties as of December 31, 2015:

Market	Number of Properties	Number of Stabilized Properties	Properties Leased	Properties Vacant	Aggregate Portfolio Occupancy Rate	Stabilized Occupancy Rate	Average Monthly Rent (1)	Average Remaining Lease Term (Months) (2)
Atlanta	2,723	2,723	2,629	94	96.5%	96.5%	$1,060	7.7
Phoenix	1,424	1,424	1,347	77	94.6%	94.6%	1,102	6.5
Tampa	1,113	1,113	1,062	51	95.4%	95.4%	1,298	7.8
Charlotte	686	685	658	28	95.9%	96.1%	1,063	6.8
Dallas	504	504	481	23	95.4%	95.4%	1,297	6.8
Orlando	496	496	481	15	97.0%	97.0%	1,155	5.9
Jacksonville	452	452	436	16	96.5%	96.5%	1,133	7.1
Southeast FL	384	383	356	28	92.7%	93.0%	1,650	5.4
Northern CA	382	382	372	10	97.4%	97.4%	1,609	6.9
Las Vegas	290	290	285	5	98.3%	98.3%	1,189	7.0
Columbus	284	284	276	8	97.2%	97.2%	1,072	7.6
Tucson	209	209	200	9	95.7%	95.7%	844	5.2
Southern CA	75	75	62	13	82.7%	82.7%	1,225	3.2
Totals	9,022	9,020	8,645	377	95.8%	95.8%	$1,167	7.0
_______________

(1)
Average monthly rent for leased properties was calculated as the average of the contracted monthly rent for all leased properties as of December 31, 2015 and reflects rent concessions amortized over the life of the related lease.

(2)	Average remaining lease term assumes a remaining term of 30 days for leases in month-to-month status.

Aggregate portfolio occupancy increased to 95.8% as of December 31, 2015 as compared to 85.7% as of December 31, 2014, primarily as a result of stabilization activity in all our markets in addition to the Portfolio Acquisition being substantially leased as of the date of the acquisition.

In the quarter ended December 31, 2015, 596 properties turned over. This turnover number includes move-outs, evictions and lease breaks on our stabilized portfolio but excludes evictions of unauthorized residents at time of acquisition. Quarterly turnover for the three months ended December 31, 2015 was 6.6%. Quarterly turnover represents the number of properties turned over in the period divided by the number of properties in stabilized status at period-end (i.e. 9,020 properties as of December 31, 2015). The total number of properties with lease expirations in the three months ended December 31, 2015 was 1,885, including properties with month-to-month occupancy in the period. Of these properties, 372 properties turned over (an 80.3% retention rate for these properties).

The following is a summary of our turnover percentage by quarter for the years ended December 31, 2015 and 2014:

Quarter	Turnover (1)
	2015	2014
First	5.8%	6.6%
Second	7.0%	8.1%
Third	8.2%	8.9%
Fourth	6.6%	6.6%
Total	27.6%	30.2%
_______________

(1)	Quarterly turnover percentage represents the number of properties turned over in each respective period divided by the number of properties in stabilized status as of each respective period-end.

Results of Operations

The following are our results of operations for the years ended December 31, 2015, 2014, and 2013:

Income Statement Data	Year Ended December 31,
(amounts in thousands)	2015	% of Revenue	2014	% of Revenue	2013	% of Revenue
Revenue:
Total revenue	$113,694	100.0%	$77,930	100.0%	$49,593	100.0%

Expenses:
Property operating and maintenance	22,106	19.4%	17,274	22.2%	12,472	25.1%
Real estate taxes	15,847	13.9%	11,042	14.2%	6,893	13.9%
Homeowners’ association fees	1,912	1.7%	1,260	1.6%	1,129	2.3%
Property management	11,093	9.8%	9,401	12.1%	11,683	23.6%
Depreciation and amortization	35,189	31.0%	25,623	32.9%	20,235	40.8%
Advisory management fee - affiliates	—	—%	6,621	8.5%	9,775	19.7%
Management internalization	—	—%	39,373	50.5%	—	—%
Portfolio acquisition expense	2,064	1.8%	—	—%	—	—%
General and administrative	15,915	14.0%	10,334	13.3%	6,834	13.8%
Share-based compensation	2,613	2.3%	1,022	1.3%	927	1.9%
Interest expense	21,275	18.7%	11,586	14.9%	2,911	5.9%
Total expenses	128,014		133,536		72,859
Loss before other income (expense) and income taxes	(14,320)		(55,606)		(23,266)
Total other income (expense)	3,610	3.2%	(1,091)	(1.4)%	(1,284)	(2.6)%
Income tax benefit, net	758	0.7%	—	—%	—	—%
Net loss	$(9,952)		$(56,697)		$(24,550)

Comparison of the Year Ended December 31, 2015 and the Year Ended December 31, 2014

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

Total revenue increased $35.8 million, or 45.9%, in 2015 over the prior year. This increase was primarily related to the Portfolio Acquisition and our increased aggregate occupancy, which increased to 95.8% as of December 31, 2015 from 85.7% as of December 31, 2014. We owned 8,645 leased properties as of December 31, 2015 as compared to 5,812 as of December 31, 2014. We achieved an average monthly rent for leased properties in our portfolio of $1,167 as compared to $1,194 as of December 31, 2014, primarily as a result of changes to portfolio mix. Excluding the Portfolio Acquisition, our average monthly rent increased 3.1% over the prior year period due to increases achieved on renewal and new move in offset minimally by changes to portfolio mix.

Expenses

Property Operating and Maintenance. Property operating and maintenance increased $4.8 million, or 28.0%, in 2015 over the prior year. Included in property operating and maintenance are repairs and maintenance, expenses associated with resident turnover, property insurance, bad debt and utilities and landscape maintenance on market ready properties not leased. The increase in these expenses from the prior year was due primarily to increased turnover, repair and maintenance and bad debt expense which was generally due to the significant increase in the number of properties owned and in-service during the year ended December 31, 2015 as compared to the prior year period. As a percentage of revenue, property operating and maintenance declined 2.8 percentage points, primarily driven by improved turnover and insurance rates year-over-year.

Real Estate Taxes. Real estate taxes are expensed once a property is placed in service. Real estate taxes increased $4.8 million, or 43.5%, in 2015 over the prior year. The increase in real estate taxes was attributable to the significant increase in the number of properties owned and in-service in 2015 as compared to 2014 and to a lesser extent increased property tax assessments attributable to home price appreciation in certain markets. As a percentage of revenue, real estate taxes decreased slightly primarily due to mix with the Portfolio Acquisition offset in part by tax increases in certain markets that exceeded rent increases.

Property Management. As of December 31, 2015, we internally managed 94.5% of our portfolio, including all of our properties in Atlanta, Phoenix, Tampa, Charlotte, Dallas, Orlando, Jacksonville, Southeast Florida, Northern California, Columbus and Southern California. We used third-party property managers in Las Vegas and Tucson. Prior to the Internalization, rather than compensating our Former Manager’s operating subsidiary with commissions or fees based on rental income, we reimbursed all costs and expenses of our Former Manager’s operating subsidiary incurred on our behalf. In addition to these costs, we paid a property management fee to our Former Manager’s operating subsidiary equal to 5% of certain compensation and overhead costs incurred as a result of providing services to us, which reduced the advisory management fee paid to our Former Manager by the same amount. Following the Internalization, we incur all property management costs directly. Third-party property management arrangements include fees based on a percentage of rental income and other fees collected from our residents and, in some cases, fees for renovation oversight and leasing activities.

Property management increased $1.7 million, or 18.0%, in 2015 compared to the prior year. This increase related primarily to the significant increase in the number of properties owned in the year ended December 31, 2015 and the related increase in property management personnel offset by the reclassification of certain personnel-related costs post Internalization, the lack of system implementation costs, and the lack of the 5% property management fee beginning in the fourth quarter of 2014. Beginning in the fourth quarter of 2014, we began classifying certain personnel-related costs on a prospective basis that were previously classified as property management as general and administrative, due to changes in the management structure resulting from the Internalization. We incurred $2.0 million in such reclassified costs in the year ended December 31, 2014, which are now reflected as general and administrative. As a percentage of revenue, property management decreased 2.3 percentage points over the prior year period, primarily due to the reclassification noted above.

Depreciation and Amortization. Depreciation and amortization includes depreciation on real estate assets placed in-service and amortization of deferred lease fees and in-place leases. Depreciation and amortization increased $9.6 million, or 37.3%, in 2015 compared to the prior year, primarily as a result of the significant increase in the number of properties owned and in-service in 2015 compared to 2014.

Advisory Management Fee. Prior to the Internalization, we relied on our Former Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business because we had no employees of our own. Under this previous arrangement, we paid our Former Manager a quarterly advisory management fee equal to 0.375% (a 1.5% annual rate) of our average fully diluted market capitalization during the preceding quarter, less the 5% property management fee paid to our Former Manager’s operating subsidiary. As a result of the Internalization, beginning in the fourth quarter of 2014, we ceased incurring the advisory management fee and, as described below, general and administrative expenses related to certain personnel expenses and certain other expenses previously borne by our Former Manager have increased. As a result, we incurred no advisory management fees in 2015 compared to $6.6 million in 2014.

Management Internalization. We did not incur any expenses during 2015 in connection with the Internalization as compared to $39.4 million during 2014. These costs primarily related to the issuance of 2,231,511 common units of the Operating Partnership at $36.2 million, and to a lesser extent, certain transaction fees and expenses and the assumption of certain liabilities in connection with the transaction.

Portfolio Acquisition Expense. We incurred $2.1 million of costs associated with the Portfolio Acquisition in the year ended December 31, 2015. We had no such costs for 2014.

General and Administrative. General and administrative include those costs related to being a public company, expense reimbursements under the advisory management agreement with our Former Manager through the date of Internalization on September 30, 2014, certain personnel costs we now incur directly following the Internalization and other expenses associated with our corporate and administrative functions. Under the advisory management agreement, we paid all costs and expenses of our Former Manager incurred in the operation of its business, other than the compensation of our Chief Executive Officer and personnel providing data analytics directly supporting the investment function. Beginning in the fourth quarter of 2014, general and administrative now includes these expenses previously borne by our Former Manager. General and administrative now also includes certain personnel and operational costs classified as property management prior to Internalization. These changes primarily caused the year over year increase in general and administrative expense of $5.6 million.

Share-Based Compensation. Share-based compensation expense includes costs associated with our restricted stock awards to our board of directors and certain employees and our performance stock unit awards to certain members of management.

Share-based compensation expense increased $1.6 million in 2015 compared to the prior year, due to awards made in February and May 2015, which are described in Note 6 of the consolidated financial statements included within this Annual Report on Form 10-K.

Interest Expense. Interest expense includes interest incurred on the outstanding balance of our debt, an unused line fee on the undrawn amount of the revolving credit facility, debt service costs, and amortization of deferred financing fees, net of certain amounts capitalized for properties undergoing renovation activities. Interest expense increased $9.7 million or 83.6%, in 2015 compared to the prior year. The change is primarily attributable to a higher average outstanding balance of debt and amortization of additional financing fees incurred in the securitization transaction and the credit facility upsize.

Total Other Income (Expense). Total other income (expense) consists of activities related to our sales of investments in real estate as well as loss on derivative financial instruments, net. Total other income (expense) was $3.6 million and $(1.1) million for the years ended December 31, 2015 and 2014, respectively. The increase in other income is primarily due to the net gain on disposition of real estate related to our Houston portfolio along with certain other properties, a decrease related to the ineffectiveness in interest rate cap agreements and a decrease in held for sale operating costs in 2015 as compared to 2014.

Income Tax Benefit, Net. We intend to operate and to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") and intend to comply with the requirements of the Code relating to REITs. We have TRSs where certain investments may be made and activities conducted that may have otherwise been subject to the prohibited transactions tax and may not be favorably treated for purposes of complying with the various requirements for REIT qualification. The income and losses within the TRSs are subject to federal, state, and local income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

We recognized a net income tax benefit of $0.8 million during the year ended December 31, 2015 which was primarily related to the reversal of a net deferred tax asset valuation allowance in 2015. Prior to 2015, our TRS had a history of losses and, as a result, had historically recognized a valuation allowance for net deferred tax assets. Each quarter, we evaluate the need to retain all or a portion of the valuation allowance on our net deferred tax assets. In the fourth quarter of 2015, we determined that it was more likely than not that the deferred tax assets, including any remaining net operating losses will be realized in certain TRS entities. In making this determination, we analyzed, among other things, our recent history of earnings, forecasts of future earnings from sales of depreciable property, and our cumulative earnings for the last year.

Comparison of the Year Ended December 31, 2014 and the Year Ended December 31, 2013

Revenue

Total revenue for 2014 increased $28.3 million or 57.1% over the prior year. This increase was due primarily to the increase in the number of properties leased and secondarily to an increase in average monthly rent at December 31, 2014, as compared to the prior year end. We owned 5,812 leased properties as of December 31, 2014 as compared to 4,973 as of December 31, 2013. We achieved an average monthly rent for leased properties in our portfolio of $1,194 as of December 31, 2014 as compared to $1,160 as of December 31, 2013.

Expenses

Property Operating and Maintenance. Property operating and maintenance increased $4.8 million, or 38.5%, in 2014 over the prior year. The increase in these expenses from the prior year was due primarily to increased turnover, repair and maintenance and property insurance costs. The increase in turnover costs was attributable to a higher aggregate number of turnovers experienced in our leased portfolio in 2014 resulting from the increased number of leased properties compared to 2013. The increase in repair and maintenance and property insurance costs was primarily attributable to the increase in the number of properties owned and in-service in 2014 as compared to the prior year and to a lesser extent to an increase in coverage of our property insurance required under our securitization loan.

Real Estate Taxes. Real estate taxes are expensed once a property is placed in service. Real estate taxes increased $4.1 million, or 60.2%, in 2014 over the prior year. The increase in real estate taxes was attributable to the significant increase in the number of properties owned and in-service in 2014 as compared to 2013, and increased property tax rates driven in part by appreciation of the values of our homes in certain markets.

Property Management. As of December 31, 2014, we internally managed 72.5% of our portfolio, including all of our properties in Phoenix, Atlanta, Southeast Florida, Columbus, Tampa, Southern California, Charlotte and Northern California. We used third-party property managers in our other markets.

Property management decreased $2.3 million, or 19.5%, in 2014 compared to the prior year, due to decreases in certain personnel-related costs and software implementation costs. Of this decrease, $675,000 was attributable to the classification of certain personnel-related costs as general and administrative, beginning in the fourth quarter of 2014, that had previously been classified as property management.

Depreciation and Amortization. Depreciation and amortization included depreciation on real estate assets placed in-service and amortization of deferred lease fees and in-place leases. Depreciation and amortization increased $5.4 million, or 26.6%, in 2014 compared to the prior year, primarily as a result of an increase in the number of properties being depreciated in 2014 compared to 2013. The sequential year increase was partially offset by a decrease in amortization of in-place leases, as the Provident in-place leases acquired in our Formation Transactions were substantially amortized as of December 31, 2013. Amortization expense for the Provident in-place leases was $29,000 and $2.0 million for 2014 and 2013, respectively.

Advisory Management Fee. Advisory management fees decreased $3.2 million, or 32.3%, in 2014 compared to 2013, primarily due to the Internalization at the end of the third quarter of 2014 (at which point we ceased incurring the advisory management fee), and secondarily due to a decrease in our average stock price and reduction in the average number of shares outstanding in 2014.

Management Internalization.  We incurred $39.4 million of expenses during 2014 in connection with the Internalization. These costs primarily related to the issuance of 2,231,511 common units of the Operating Partnership at $36.2 million, and to a lesser extent, certain transaction fees and expenses and the assumption of certain liabilities in connection with the transaction.

General and Administrative. General and administrative increased $3.5 million, or 51.2%, in 2014 compared to the prior year, which was primarily attributable to increased personnel, a portion of which related to our payment of compensation previously borne by our Former Manager, non-capitalizable costs related to our securitization transaction for personnel and other matters, and a one-time expense of $775,000 incurred in the second quarter of 2014 to acquire our third-party property manager in the Tampa market.

Share-based Compensation. Share-based compensation expense increased $0.1 million, or 10.2%, in 2014 compared to the prior year, due to awards made in February and May 2014, which are described in Note 6 of the consolidated financial statements included within this Annual Report on Form 10-K.

Interest Expense. Interest expense included interest incurred on the outstanding balance of our debt, an unused line fee on the undrawn amount of the revolving credit facility, debt service costs, and amortization of deferred financing fees, net of certain amounts capitalized for properties undergoing renovation activities. Interest expense increased $8.7 million, in 2014 compared to the prior year, which was primarily attributable to a higher average outstanding balance of debt in 2014, as compared to 2013, and amortization of additional financing fees incurred in the securitization transaction. In addition, in the third quarter of 2014 we incurred certain charges associated with the commitment reduction and pay-down of our revolving credit facility, including a $1.1 million write-off of deferred financing fees.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires us to make certain judgments and assumptions, based on information available at the time of our preparation of the financial statements, in determining accounting estimates used in preparation of the statements. Our significant accounting policies are described below.

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

We periodically evaluate the collectability of our resident and other receivables and record an allowance for doubtful accounts for any estimated probable losses. This allowance is estimated based on payment history and probability of collection. We generally do not require collateral other than resident security deposits.

We recognize sales of real estate when the sale has closed, title has passed, adequate initial and continuing investment by the buyer is received, possession and other attributes of ownership have been transferred to the buyer, and we are not obligated to perform significant additional activities after closing. All these conditions are typically met at or shortly after closing.

Investments in Real Estate

Property acquisitions are evaluated to determine whether they meet the definition of a business combination or of an asset acquisition under GAAP. For asset acquisitions, we capitalize (1) pre-acquisition costs to the extent such costs would have been capitalized had we owned the asset when the cost was incurred, and (2) closing and other direct acquisition costs. We then allocate the total cost of the property including acquisition costs, between land and building based on their relative fair values, generally utilizing the relative allocation that was contained in the property tax assessment of the same or a similar property, adjusted as deemed necessary.

For acquisitions that do not qualify as an asset acquisition, we evaluate the acquisition to determine if it qualifies as a business combination. For acquired properties where we have determined that the property has a resident with an existing lease in place, we account for the acquisition as a business combination. For acquisitions that qualify as a business combination, we (1) expense the acquisition costs in the period in which the costs were incurred and (2) assign the cost of the property among land, building and in-place lease intangibles, if any, based on their fair value. The fair values of acquired in-place lease intangibles are based on costs to execute similar leases including commissions and other related costs. The origination value of in-place leases also includes an estimate of lost rent revenue at in-place rental rates during the estimated time required to lease up the property from vacant to the occupancy level at the date of acquisition. The in-place lease intangible is amortized over the life of the remaining lease.

If, at acquisition, a property needs to be renovated before it is ready for its intended use, we commence the necessary stabilization and renovation activities. During this stabilization period, we capitalize all direct and indirect costs incurred in renovating the property. If we acquire a property with an existing lease, we capitalize the cost of the initial renovation of such property following lease expiration and resident move out.

Once a property is ready for its intended use, expenditures for ordinary maintenance and repairs thereafter are expensed to operations as incurred, and we capitalize expenditures that improve or extend the life of a home.

We begin depreciating properties to be held and used when they are ready for their intended use. We compute depreciation using the straight-line method over the estimated useful lives of the respective assets. We depreciate buildings and building improvements over 27.5 years, and we depreciate other land improvements over periods ranging from three to 15 years, with no salvage value. Land is not depreciated.

Properties are classified as assets held for sale when they meet the applicable GAAP criteria, including that the property is being listed for sale and that it is ready to be sold in its current condition. Held-for-sale properties are reported at the lower of their carrying amount or estimated fair value less costs to sell.

Impairment of Real Estate

We evaluate our long-lived assets for impairment periodically or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. If an impairment indicator exists, we compare the expected future undiscounted cash flows against the net carrying amount of a property. Significant indicators of impairment may include declines in homes values, rental rate and occupancy and significant changes in the economy. We make our assessment at the individual property level because it represents the lowest level of identifiable cash flows. We prepare our future undiscounted cash flow analysis using estimates based on current rental rates, renewals and occupancy and using inputs from our annual long-range planning process and historical performance.

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

Income Taxes

We plan to operate in a manner that will allow us to qualify for taxation as a REIT, under the Code (the "Code") and intend to comply with the requirements of the Code related to REITs. As long as we qualify as a REIT, we do not generally expect to pay U.S. federal corporate level taxes. Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to U.S. federal, state and local income taxes on REIT taxable income. Refer to Note 4 of the consolidated financial statements for further description of our income taxes.

Our financial results are generally not expected to reflect provisions for current or deferred income taxes, except for those taxable benefits or provisions recognized by our TRSs. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be realized. A valuation allowance is provided if we believe it is more likely than not that all or some portion of our deferred tax assets will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change judgment about the ability to realize the related deferred tax asset is included in the provision when such changes occur.

Derivative Instruments

We manage economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our borrowings. We do not use these derivatives for speculative purposes, but instead they are used to manage our exposure to interest rate changes.

As required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, we record all derivatives in the consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply hedge accounting. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which creates a new Topic, Accounting Standards Codification Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard is effective for interim or annual periods beginning after December 15, 2017 and allows for either full retrospective or modified retrospective adoption. Early adoption of this standard is only allowed as of the original effective date, annual periods beginning after December 15, 2016. We are currently evaluating the impact the adoption of Topic 606 will have on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. This update is intended to improve targeted areas of consolidation guidance by simplifying the consolidation evaluation process, and by placing more emphasis on risk of loss when determining a controlling financial interest. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. We are currently in the process of evaluating the impact of adoption of the ASU on our consolidated financial statements.

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

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, fund and maintain our assets and operations, make interest payments and make distributions to our stockholders. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Our near-term liquidity requirements consist primarily of maintaining properties, funding our operations, and making interest payments and distributions to our stockholders.

Our liquidity and capital resources as of December 31, 2015 consisted of cash of $29.0 million, escrow deposits of $15.5 million, including cash held in reserve at financial institutions as required by our debt agreements of $15.2 million, and $73.5 million available under our revolving credit facility.

We believe our cash flows from operations together with current cash and funds available under our revolving credit facility will be sufficient to fund the anticipated needs of our operations, including the renovation of certain properties in

2016. We may also opportunistically utilize the capital markets to raise additional capital, including through the issuance of debt and equity securities (including the issuance of common units in the Operating Partnership) and securitizations in the future, but there can be no assurance that we will be able to access adequate liquidity sources on favorable terms or at all.

Securitization Loan

On August 12, 2014, we completed a securitization transaction (the "Securitization Transaction") in which we received gross proceeds of $311.2 million, net of an original issue discount of $1.5 million and before issuance costs and reserves. The Securitization Transaction involved the issuance and sale of single-family rental pass-through certificates that represent beneficial ownership interests in a loan secured by 3,084 single-family properties (the "Securitization Properties") sold to one of our affiliates from our portfolio. In the Securitization Transaction, we sold approximately $312.7 million of certificates, with a blended effective interest rate of the London Interbank Offered Rate ("LIBOR") plus 1.92%, inclusive of the amortization of the original issue discount, plus monthly servicing fees of 0.1355% per tranche. The original issue discount will be accreted and recognized to interest expense through the fully extended maturity date of September 9, 2019.

As part of the Securitization Transaction, one of our subsidiaries (the "Borrower") entered into a loan agreement described below (the "Securitization Loan"). The Securitization Loan was subsequently deposited into a trust in exchange for the pass-through certificates. The pass-through certificates represent the entire beneficial interest in the trust and were sold in a private offering through the placement agents retained for the transaction. The certificates were offered and sold under Rule 144A and Regulation S under the Securities Act of 1933, as amended. During the year ended December 31, 2015, we paid down $7.1 million on the Securitization Loan to effect the release of certain properties from the first priority mortgages securing the Securitization Loan, primarily related to the sale of our Houston portfolio. As of December 31, 2015, the Securitization Loan was secured by 3,011 properties.

The Securitization Loan has an initial term of two years, with three, 12-month extension options, resulting in a fully extended maturity date of September 9, 2019, and bears interest at a blended effective interest rate of LIBOR plus 1.94%, plus monthly servicing fees of 0.1355%, payable monthly. The change in the blended effective interest rate at December 31, 2015 as compared to the date of issuance is as a result of the pay down noted above.

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

The Securitization Loan does not contractually restrict our ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. The Securitization Loan documents require us to maintain certain covenants, including a minimum debt yield on the Securitization Properties, and contain customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, and cross-default with certain other indebtedness. We believe we were in compliance with all financial covenants under the Securitization Loan as of December 31, 2015.

We used proceeds of the Securitization Loan to pay down the full balance of our revolving credit facility at closing and the remaining proceeds were used for working capital and other corporate purposes, including the acquisition, financing and renovation of properties and the repurchase of common stock. Simultaneously, we reduced the size of our revolving credit facility from $350.0 million to $200.0 million (which has subsequently been amended as discussed below). As a result, we wrote off $1.1 million of deferred financing fees and reclassified $0.5 million from accumulated other comprehensive loss to ineffectiveness of interest rate cap agreements due to hedge ineffectiveness in the associated credit facility interest rate cap agreements during the third quarter of 2014.

Revolving Credit Facility

Certain of our subsidiaries have a revolving credit facility with a syndicate of banks. On February 18, 2015, we amended and restated the revolving credit facility to increase the borrowing capacity to $400.0 million from $200.0 million and subsequently amended the revolving credit facility to address certain interest calculation mechanics. As amended, the revolving credit facility bears interest at a varying rate of LIBOR plus 300 basis points with a LIBOR floor of 0.0%, payable monthly. Prior to the amendment, the revolving credit facility bore interest at a varying rate of LIBOR plus 3.5% subject to a LIBOR floor of 0.5%. We are also required to pay a monthly fee on the unused portion of the revolving credit facility at a rate of 0.5% per annum, when the balance outstanding is less than $200.0 million or 0.3% per annum when the balance outstanding is equal or greater than $200.0 million. As part of the amendment, the term on the revolving credit facility was extended to February 18,

2018 and the advance rate for borrowings was increased to 65% from 55%. The advance rate is based on the aggregate value of the eligible properties which value is calculated as the lesser of (a) the third-party broker price opinion value or (b) the original purchase price plus certain renovation and other capitalized costs of the properties. We used proceeds from the revolving credit facility to fund the Portfolio Acquisition. The remaining proceeds were used for working capital and other corporate purposes, including the acquisition, financing and renovation of properties. At December 31, 2015, there was $326.5 million outstanding under the facility and $73.5 million available for borrowing.

All amounts outstanding under the revolving credit facility are collateralized by the equity interests and assets of certain of our subsidiaries ("Pledged Subsidiaries"), which exclude the owners of the Securitization Properties. The amounts outstanding under the revolving credit facility and certain obligations contained therein are guaranteed by Silver Bay Realty Trust Corp. and the Operating Partnership only in the case of certain bad acts (including bankruptcy) and up to $20.0 million for completion of certain property renovations, as outlined in the credit documents. As of December 31, 2015, there were 5,894 properties pledged in the revolving credit facility.

The revolving credit facility does not contractually restrict our ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. For example, in the final year of the revolving credit facility, all cash generated by the properties in the Pledged Subsidiaries must be used to pay down the principal amount outstanding under the revolving credit facility. The revolving credit facility documents require us to meet certain quarterly financial tests pertaining to net worth, total liquidity, debt yield, and debt service coverage ratios and contain customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness. We must maintain total liquidity of $25.0 million and a net worth of at least $125.0 million, as determined in accordance with our revolving credit facility. We believe we were in compliance with all financial covenants under the revolving credit facility as of December 31, 2015.

Interest Rate Cap Agreements

We enter into interest rate cap agreements to manage interest rate risk associated with our variable rate debt. As of December 31, 2015, we have two interest rate cap agreements at LIBOR of 3.00% with an aggregate notional amount of $349.1 million and termination dates of February 17, 2018 and February 18, 2018 to hedge interest rate risk associated with our revolving credit facility. As of December 31, 2015, we also have one interest rate cap agreement at LIBOR of 3.1085% with a notional amount of $312.7 million and a termination date of September 15, 2016 to hedge interest rate risk associated with our Securitization Loan and one forward-starting interest rate cap agreement at LIBOR of 3.1085% with a notional amount of $200.0 million to hedge interest rate risk associated with our Securitization Loan for the period September 15, 2016 through September 15, 2019.

Operating Activities

Net cash provided by operating activities during 2015 was $31.1 million compared to net cash provided by operating activities of $8.7 million during 2014 and net cash used by operating activities of $15.4 million during 2013. Our operating cash flows during 2015 were driven by an increase in our portfolio of cash-generating properties and a decrease in cash on deposit with certain third-party property managers as we internalized property management across our portfolio. Our operating cash flows during 2014 were driven by an increase in our portfolio of cash-generating properties and 2013 cash flows were affected by our commitment of certain funds to escrow deposits.

Investing Activities

Our net cash used in investing activities is generally used to fund acquisitions and capital expenditures. Net cash used in investing activities during 2015 was $268.8 million and was largely driven by the Portfolio Acquisition. We used $273.3 million for property acquisitions and another $25.7 million on capital improvements, of which $17.5 million was attributable to our initial renovation of properties, which includes properties purchased in a bulk purchase that have been renovated for the first time, and $8.2 million was attributable to capital improvements made to properties that had been previously renovated. In addition, we received $29.2 million in proceeds from the sale of real estate, primarily due to the sale of our Houston portfolio and certain other properties.

The average renovation cost per property was approximately $28,500 or 25% of the purchase price for all properties placed in service since our Predecessor commenced operations through December 31, 2015, including properties acquired with an in-place lease but excluding properties acquired from entities managed by Provident Real Estate Advisors LLC and TAH. These renovation costs included capitalized expenditures for renovations, property taxes, homeowners' association dues, interest, property insurance, costs required to gain possession of the property and other capitalized expenditures until the property is ready for its intended use.

Cash used in investing activities in 2014 and 2013 was $166.9 million and $350.9 million, respectively, and was primarily the result of us executing our acquisition and renovation strategies on newly acquired properties. In 2014 and 2013, we used $136.0 million and $265.8 million, respectively, for property acquisitions. In 2014, we used another $37.8 million on capital improvements, of which $32.2 million was attributable to our initial renovation of properties, which includes properties purchased in a bulk purchase which have been renovated for the first time, and $5.6 million was attributable to capital improvements made to properties that had been previously renovated. In 2013, we used $102.1 million on capital improvements, of which $99.5 million was attributable to our initial renovation of properties and $2.6 million was attributable to capital improvements made to properties that had been previously renovated.

The acquisition of properties involves payments beyond the purchase price, including payments for property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, and property taxes or homeowners’ association dues in arrears, along with capitalized interest on properties purchased since we obtained debt in May 2013. Typically, these costs are capitalized as components of the purchase price of the acquired asset unless the property was purchased with an existing lease. We also make significant capital expenditures to renovate and maintain our properties to Silver Bay standards. Our ultimate success depends in part on our ability to make prudent, cost-effective decisions measured over the long term with respect to these expenditures. Although we continue to review potential acquisition opportunities from time to time, we do not currently expect to acquire any new properties in the near term.

Financing Activities

Our net cash related to financing activities is generally affected by any borrowings and capital activities net of any dividends and distributions paid to our common shareholders and non-controlling interests. Net cash provided by financing activities during 2015 was $216.8 million and was primarily attributable to a draw on the revolving credit facility of $282.0 million, used mostly to fund the Portfolio Acquisition, partially reduced by repayments of our revolving credit facility of $22.6 million, dividends paid of $15.0 million, repurchases and retirement of our common stock of $12.4 million, repayment of our Securitization Loan of $7.1 million and deferred financing costs of $5.8 million.

Net cash provided by financing activities during 2014 was $164.3 million and was primarily attributable to proceeds from our Securitization Loan of $311.2 million and $137.8 million in proceeds from our revolving credit facility, reduced by repayments of our revolving credit facility of $235.5 million, repurchases of our common stock of $31.5 million, deferred financing costs of $12.3 million and dividends paid of $4.3 million. In addition to the pay-down of our revolving credit facility, we used the proceeds from our Securitization Transaction to repurchase common stock, invest in residential properties and for other general corporate purposes.

Cash provided by financing activities in 2013 was $181.9 million and was primarily attributable to the proceeds from the revolving credit facility of $164.8 million and to a lesser extent the net proceeds from the exercise of the underwriters' overallotment option in our initial public offering of $34.5 million, reduced by $11.6 million in repurchases of our common stock and deferred financing costs of $4.0 million. We used these net proceeds from our revolving credit facility and the underwriters’ overallotment to invest in residential properties and for other general corporate purposes.

Payment Obligations

We have an obligation to pay dividends on our outstanding 10% cumulative redeemable preferred stock with a $1.0 million aggregate liquidation preference in preference to dividends paid on our common stock. We declared $0.1 million in preferred dividends during 2015.

We have elected to be treated as a REIT for U.S. federal income tax purposes. As a REIT, under U.S. federal income tax law we are required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income. Subject to the requirements of the Maryland General Corporation Law, we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our board of directors. On December 17, 2015, our board of directors declared $4.7 million in common stock dividends and $290,000 in distributions on the common units, which were paid on January 8, 2016.

The 2,231,511 common units issued by the Operating Partnership in connection with the Internalization may be redeemed for cash or, at our election, a number of our common shares on a one-for-one basis. To the extent that we redeem the common units for cash, our liquidity will decrease. As of December 31, 2015, none of the common units had been redeemed.

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

Aggregate Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from certain contractual obligations, as of December 31, 2015:

(in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Purchase obligations	$3,359	$3,212	$147	$—	$—
Long-term debt obligations (1)	684,435	20,041	354,514	309,880	—
Operating lease obligations (2)	2,007	538	787	499	183
Total	$689,801	$23,791	$355,448	$310,379	$183
_______________

(1)
Includes estimated interest payments on the respective debt based on amounts outstanding as of December 31, 2015 and rates in effect as of such date. The revolving credit facility was amended and restated on February 18, 2015 and has a new maturity date of February 18, 2018. The Securitization Loan has an initial maturity date of September 9, 2016 and three, 12-month extension options resulting in a fully extended maturity date of September 9, 2019; this analysis assumes our exercise of the three extension options, which is management's intent.

(2)	Includes operating leases for corporate and market offices.

Net Operating Income

We define net operating income ("NOI") as total revenue less property operating and maintenance, real estate taxes, homeowners’ association fees, and property management expenses. NOI excludes depreciation and amortization, the former advisory management fees, management internalization, portfolio acquisition expense, general and administrative expenses, share-based compensation, interest expense, net gain on disposition of real estate, ineffectiveness of interest rate cap agreements, income tax benefit, net and other non-comparable items as applicable. Additionally, NOI excludes certain property management add backs, such as the 5% property management fee payable prior to the Internalization because it more closely represents additional advisory management fee, expensed acquisition fees and costs, and certain other property management costs.

We consider NOI to be a meaningful financial measure when considered with the financial statements determined in accordance with GAAP. We believe NOI is helpful to investors in understanding the core performance of our real estate operations.

The following is a reconciliation of our NOI to net loss as determined in accordance with GAAP for the years ended December 31, 2015, 2014, 2013 and 2012 (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013	2012
Net loss	$(9,952)	$(56,697)	$(24,550)	$(5,521)
Depreciation and amortization	35,189	25,623	20,235	2,106
Advisory management fee - affiliates	—	6,621	9,775	2,159
Management internalization	—	39,373	—	—
Portfolio acquisition expense	2,064	—	—	—
General and administrative	15,915	10,334	6,834	843
Share-based compensation	2,613	1,022	927	38
Interest expense	21,275	11,586	2,911	—
Net gain on disposition of real estate	(4,044)	(174)	(114)	—
Ineffectiveness of interest rate cap agreements	51	480	—	—
Other expense	383	785	1,398	—
Income tax benefit, net	(758)	—	—	—
Property operating and maintenance add back:
Market ready costs prior to initial lease and other	169	278	—	—
Property management add backs	—	478	2,456	10
Net operating income	$62,905	$39,709	$19,872	$(365)
Net operating income as a percentage of total revenue	55.3%	51.0%	40.1%	(10.1)%

NOI should not be considered an alternative to net loss or net cash flows from operating activities, as determined in accordance with GAAP, as indications of our performance or as measures of liquidity. Although we use this non-GAAP measure for comparability in assessing our performance against other REITs, not all REITs compute this non-GAAP measure in the same manner. Accordingly, there can be no assurance that our basis for computing this non-GAAP measure is comparable with that of other REITs.

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

Core Funds From Operations ("Core FFO") is a non-GAAP financial measure that we use as a supplemental measure of our performance. We believe that Core FFO is further helpful to investors as it provides a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We adjust FFO for expensed acquisition fees and costs, including those associated with the Portfolio Acquisition, certain fees and expenses related to our Securitization Transaction, share-based compensation, write-offs of expenses associated with changes in our debt structure, income tax (benefit) on the disposition of real estate, and certain other non-cash or non-comparable costs to arrive at Core FFO.

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
The following table sets forth a reconciliation of our net loss as determined in accordance with GAAP and our calculations of FFO and Core FFO for the years ended December 31, 2015, 2014, 2013 and 2012. Also presented is information regarding the weighted-average number of shares of our common stock and common units of the Operating Partnership outstanding used for the computation of FFO and Core FFO per share (amounts in thousands, except share and per-share amounts):

	Year Ended December 31,
	2015	2014	2013	2012
Net loss (1)	$(9,952)	$(56,697)	$(24,550)	$(5,521)
Depreciation and amortization	35,189	25,623	20,235	2,106
Net gain on disposition of real estate	(4,044)	(174)	(114)	—
Other expense (income)	(190)	731	792	—
Funds from operations	$21,003	$(30,517)	$(3,637)	$(3,415)

Adjustments:
Portfolio acquisition expense (2)	$2,064	$—	$—	$—
Acquisition fees and costs expensed and other (3)	—	815	834	—
Securitization fees and costs expensed (4)	—	801	—	—
Share-based compensation	2,613	1,022	927	38
Market ready costs prior to initial lease and other	169	278	—	—
System implementation costs	—	139	971	—
Management internalization (1)	—	39,373	—	—
Write-off of deferred financing fees	31	1,058	—	—
Ineffectiveness of interest rate cap agreements	51	480	—	—
Amortization of discount on securitization loan	301	116	—	—
Income tax (benefit) on disposition of real estate	(941)	—	—	—
Other expense (5)	114	—	—	—
Core funds from operations	$25,405	$13,565	$(905)	$(3,377)

FFO	$21,003	$(30,517)	$(3,637)	$(3,415)
Preferred stock distributions	(100)	(100)	(100)	(3)
FFO available to common shares and units	$20,903	$(30,617)	$(3,737)	$(3,418)

Core FFO	$25,405	$13,565	$(905)	$(3,377)
Preferred stock distributions	(100)	(100)	(100)	(3)
Core FFO available to common shares and units	$25,305	$13,465	$(1,005)	$(3,380)

Weighted average common shares and units outstanding (6)	38,441,510	38,688,548	39,101,378	37,355,672
FFO per share	$0.54	$(0.79)	$(0.10)	$(0.09)
Core FFO per share	$0.66	$0.35	$(0.03)	$(0.09)

_______________

(1)
Includes cost to internalize our Former Manager of $39.4 million, primarily related to issuance of common units of the Operating Partnership and to a lesser extent, certain transaction costs and assumption of certain liabilities during the year ended December 31, 2014.

(2)	Includes a one-time expense for costs related to the Portfolio Acquisition.

(3)	Includes a one-time expense reflected in general and administrative expense during the year ended December 31, 2014 to acquire the former Tampa third-party property manager.

(4)	Represents non-capitalizable costs related to our Securitization Transaction for personnel and other matters.

(5)	Non-comparable costs from prior periods.

(6)	Represents the weighted average of common shares and common units in the Operating Partnership outstanding for the periods presented.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Our future revenue, cash flows and fair values relevant to certain financial instruments are dependent upon prevailing market interest rates. Our Securitization Loan and revolving credit facility have variable rates of interest. We are therefore most vulnerable to changes in short-term LIBOR interest rates. On August 12, 2014, we completed a Securitization Transaction in which we received gross proceeds of $311.2 million, net of an original issue discount of $1.5 million (refer to Note 5 of the consolidated financial statements). The Securitization Loan has an initial term of two years, with three, 12-month extension options, resulting in a fully extended maturity date of September 9, 2019, and (as of December 31, 2015) bears interest at a blended effective interest rate of LIBOR plus 1.94%, inclusive of the amortization of the original issue discount, plus monthly servicing fees of 0.1355%. In August 2014, we hedged our exposure to increases in the one-month LIBOR rate by entering into an interest rate cap agreement with a notional amount of $312.7 million, which caps the benchmark rate at 3.1085% on the Securitization Loan for the initial two-year term of the loan. In January 2015, we entered into a forward-starting interest rate cap agreement with a notional amount of $200.0 million, which caps the benchmark rate at 3.1085% from September 15, 2016 through the fully extended maturity date of September 9, 2019. We do not use derivatives for trading or speculative purposes.

We also maintain a $400.0 million revolving credit facility which bears interest at a varying rate of LIBOR plus 3.00% subject to a LIBOR floor of 0.0%. We hedge our exposure to increases in the three-month LIBOR rate by entering into interest rate cap agreements, which cap the benchmark rate at 3.00% on the outstanding balance of the revolving credit facility. Refer to Note 5 of the consolidated financial statements for further details on the revolving credit facility and the associated interest rate caps.

At December 31, 2015, we had an outstanding balance on the revolving credit facility of $326.5 million and a balance subject to interest payments on the Securitization Loan of $305.0 million, which includes the discount.  If the weighted average interest rate on this variable rate debt had been 1.0% higher or lower, the annual interest expense would increase or decrease by $6.3 million, respectively. These amounts were determined by considering the impact of hypothetical interest rates on our debt. This analysis does not consider the effects of the changes in overall economic activity that could exist in such an environment and assumes no changes in our financial structure.

The fair value of our financial instruments (including cash, escrow deposits, resident prepaid rent and security deposits, resident rent receivable, accounts payable and accrued expenses) approximate their carrying values because of their short-term nature. The fair value of our 10% cumulative redeemable preferred stock approximates its liquidation value. The fair values of our revolving credit facility and Securitization Loan approximate fair value as the rates are consistent with those demanded in the market for facilities with similar risks and maturities.

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

We have audited the accompanying consolidated balance sheets of Silver Bay Realty Trust Corp. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silver Bay Realty Trust Corp. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
February 25, 2016
Minneapolis, Minnesota

Silver Bay Realty Trust Corp.
Consolidated Balance Sheets
(amounts in thousands except share data)

	December 31, 2015	December 31, 2014
Assets
Investments in real estate:
Land and land improvements	$220,110	$167,780
Building and improvements	989,574	780,590
	1,209,684	948,370
Accumulated depreciation	(74,907)	(43,150)
Investments in real estate, net	1,134,777	905,220
Assets held for sale	11,184	2,010
Cash	29,028	49,854
Escrow deposits	15,472	20,211
Resident security deposits	12,521	8,595
In-place lease and deferred lease costs, net	689	688
Deferred financing costs, net	13,075	11,960
Other assets	7,673	3,842
Total assets	$1,224,419	$1,002,380

Liabilities and Equity
Liabilities:
Securitization loan, net of unamortized discount of $1,086 and $1,387, respectively	$303,880	$310,665
Revolving credit facility	326,472	67,096
Accounts payable and accrued expenses	16,752	13,090
Resident prepaid rent and security deposits	14,462	9,634
Total liabilities	661,566	400,485
10% cumulative redeemable preferred stock, $0.01 par; 50,000,000 authorized, 1,000 issued and outstanding	1,000	1,000
Equity:
Stockholders’ equity:
Common stock $0.01 par; 450,000,000 shares authorized; 36,063,187 and 36,711,694, respectively, shares issued and outstanding	359	366
Additional paid-in capital	651,987	660,776
Accumulated other comprehensive loss	(1,613)	(86)
Cumulative deficit	(121,620)	(94,593)
Total stockholders’ equity	529,113	566,463
Noncontrolling interests - Operating Partnership	32,740	34,432
Total equity	561,853	600,895
Total liabilities and equity	$1,224,419	$1,002,380

See accompanying notes to the consolidated financial statements.

Silver Bay Realty Trust Corp. Consolidated Statements of Operations and Comprehensive Loss (amounts in thousands except share data)
	Year Ended December 31,
	2015	2014	2013
Revenue:
Rental income	$111,159	$75,910	$47,953
Other income	2,535	2,020	1,640
Total revenue	113,694	77,930	49,593

Expenses:
Property operating and maintenance	22,106	17,274	12,472
Real estate taxes	15,847	11,042	6,893
Homeowners’ association fees	1,912	1,260	1,129
Property management	11,093	9,401	11,683
Depreciation and amortization	35,189	25,623	20,235
Advisory management fee - affiliates	—	6,621	9,775
Management internalization	—	39,373	—
Portfolio acquisition expense	2,064	—	—
General and administrative	15,915	10,334	6,834
Share-based compensation	2,613	1,022	927
Interest expense	21,275	11,586	2,911
Total expenses	128,014	133,536	72,859
Loss before other income (expense), income taxes and non-controlling interests	(14,320)	(55,606)	(23,266)
Other income (expense):
Net gain on disposition of real estate	4,044	174	114
Ineffectiveness of interest rate cap agreements	(51)	(480)	—
Other expense	(383)	(785)	(1,398)
Total other income (expense)	3,610	(1,091)	(1,284)
Loss before income taxes and non-controlling interests	(10,710)	(56,697)	(24,550)
Income tax benefit, net	758	—	—
Net loss	(9,952)	(56,697)	(24,550)
Net loss attributable to noncontrolling interests - Operating Partnership	577	143	17
Net loss attributable to controlling interests	(9,375)	(56,554)	(24,533)
Preferred stock distributions	(100)	(100)	(100)
Net loss attributable to common stockholders	$(9,475)	$(56,654)	$(24,633)
Loss per share - basic and diluted (Note 9):
Net loss attributable to common shares	$(0.26)	$(1.49)	$(0.63)
Weighted average common shares outstanding	36,209,999	38,119,971	39,073,994

Comprehensive Loss:
Net loss	$(9,952)	$(56,697)	$(24,550)
Other comprehensive loss:
Change in fair value of interest rate cap agreements	(1,587)	(291)	(276)
Losses reclassified into earnings from other comprehensive (loss) income	60	481	—
Other comprehensive (loss) income	(1,527)	190	(276)
Comprehensive loss	(11,479)	(56,507)	(24,826)
Less comprehensive loss attributable to noncontrolling interests - Operating Partnership	669	143	17
Comprehensive loss attributable to controlling interests	$(10,810)	$(56,364)	$(24,809)

See accompanying notes to the consolidated financial statements.

Silver Bay Realty Trust Corp.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2015, 2014 and 2013
(amounts in thousands except share data)

	Common Stock
	Shares	Par Value Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Cumulative Deficit	Total Stockholders’ Equity	Noncontrolling Interests - Operating Partnership	Total Equity
Balance at January 1, 2013	37,328,213	$372	$664,146	$—	$(5,609)	$658,909	$504	$659,413
Net proceeds from sale of common stock	1,987,500	20	34,368	—	—	34,388	—	34,388
Non-cash equity awards, net	(23,351)	1	1,062	—	—	1,063	—	1,063
Repurchase and retirement of common stock	(758,353)	(8)	(11,752)	—	—	(11,760)	—	(11,760)
Dividends declared	—	—	—	—	(1,653)	(1,653)	—	(1,653)
Other	—	—	1,335	—	—	1,335	—	1,335
Net loss	—	—	—	—	(24,533)	(24,533)	(17)	(24,550)
Other comprehensive loss	—	—	—	(276)	—	(276)	—	(276)
Conversion of Operating Partnership units into common shares	27,459	—	487	—	—	487	(487)	—
Balance at December 31, 2013	38,561,468	385	689,646	(276)	(31,795)	657,960	—	657,960
Non-cash equity awards, net	68,062	—	1,002	—	—	1,002	—	1,002
Repurchase and retirement of common stock	(1,917,836)	(19)	(31,470)	—	—	(31,489)	—	(31,489)
Dividends declared	—	—	—	—	(6,244)	(6,244)	—	(6,244)
Net loss	—	—	—	—	(56,554)	(56,554)	(143)	(56,697)
Issuance of common Operating Partnership units in connection with management internalization	—	—	—	—	—	—	36,173	36,173
Other comprehensive loss	—	—	—	(291)	—	(291)	—	(291)
Losses reclassified into earnings from other comprehensive loss	—	—	—	481	—	481	—	481
Adjustment to noncontrolling interests - Operating Partnership	—	—	1,598	—	—	1,598	(1,598)	—
Balance at December 31, 2014	36,711,694	366	660,776	(86)	(94,593)	566,463	34,432	600,895
Non-cash equity awards, net	132,932	1	2,522	—	—	2,523	—	2,523
Repurchase and retirement of common stock	(781,439)	(8)	(12,426)	—	—	(12,434)	—	(12,434)
Dividends declared	—	—	—	—	(17,652)	(17,652)	—	(17,652)
Net loss	—	—	—	—	(9,375)	(9,375)	(577)	(9,952)
Other comprehensive loss	—	—	—	(1,587)	—	(1,587)	—	(1,587)
Losses reclassified into earnings from other comprehensive loss	—	—	—	60	—	60	—	60
Adjustment to noncontrolling interests - Operating Partnership	—	—	1,115	—	—	1,115	(1,115)	—
Balance at December 31, 2015	36,063,187	$359	$651,987	$(1,613)	$(121,620)	$529,113	$32,740	$561,853

See accompanying notes to the consolidated financial statements.

Silver Bay Realty Trust Corp. Consolidated Statements of Cash Flows (amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities:
Net loss	$(9,952)	$(56,697)	$(24,550)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	35,189	25,623	20,235
Non-cash management internalization	—	36,173	—
Non-cash share-based compensation	2,523	1,002	921
Losses reclassified into earnings from other comprehensive loss	60	481	—
Amortization and write-off of deferred financing costs	4,668	3,613	815
Amortization of discount on securitization loan	301	116	—
Bad debt expense	1,426	671	771
Net gain on disposition of real estate	(4,044)	(174)	(114)
Income tax valuation allowance reversal	941	—	—
Other	566	840	792
Net change in assets and liabilities:
Decrease (increase) in escrow cash for operating activities	3,766	5,062	(16,111)
(Increase) decrease in deferred lease fees and other assets	(7,505)	(2,184)	779
Increase in accounts payable, accrued property expenses, and prepaid rent	3,208	1,799	1,150
Decrease in related party payables, net	—	(7,611)	(39)
Net cash provided (used) by operating activities	31,147	8,714	(15,351)
Cash Flows From Investing Activities:
Purchase of investments in real estate	(273,266)	(136,045)	(265,809)
Capital improvements of investments in real estate	(25,651)	(37,846)	(102,149)
Decrease (increase) in escrow cash for investing activities	972	(731)	11,377
Proceeds from sale of real estate	29,223	5,979	5,939
Cash acquired in management internalization	—	2,069	—
Other	(43)	(295)	(299)
Net cash used by investing activities	(268,765)	(166,869)	(350,941)
Cash Flows From Financing Activities:
Proceeds from securitization loan	—	311,164	—
Payments on securitization loan	(7,085)	(615)	—
Proceeds from revolving credit facility	281,963	137,779	164,825
Payments on revolving credit facility	(22,587)	(235,508)	—
Deferred financing costs paid	(5,783)	(12,348)	(4,040)
Purchase of interest rate cap agreements	(2,250)	(393)	(533)
Repurchase and retirement of common stock	(12,434)	(31,489)	(11,639)
Dividends paid	(15,032)	(4,298)	(1,256)
Proceeds from issuance of common stock, net of offering costs	—	—	34,513
Net cash provided by financing activities	216,792	164,292	181,870
Net change in cash	(20,826)	6,137	(184,422)
Cash at beginning of year	49,854	43,717	228,139
Cash at end of year	$29,028	$49,854	$43,717

See accompanying notes to the consolidated financial statements.

Silver Bay Realty Trust Corp. Consolidated Statements of Cash Flows (amounts in thousands)

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$15,974	$7,690	$1,889
Cash paid for taxes	$181	$—	$—
Board of directors stock compensation	$—	$—	$125
Decrease in fair value of interest rate cap agreements	$1,587	$291	$276
Non-cash investing and financing activities:
Common stock and unit dividends declared, but not paid	$4,978	$2,331	$385
Advisory management fee - additional basis	$—	$—	$1,335
Change in contingent consideration	$—	$—	$388
Capital improvements in accounts payable	$597	$1,950	$1,630
Conversion of Operating Partnership units into common shares	$—	$—	$487
Non-cash management internalization transaction:
Issuance of units to noncontrolling interests	$—	$36,173	$—
Other liabilities acquired in management internalization	$—	$(2,067)	$—

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

As of December 31, 2015, the Company owned 9,022 single-family properties, excluding assets held for sale, in Arizona, California, Florida, Georgia, Nevada, North Carolina, Ohio, South Carolina and Texas.

During the year ended December 31, 2015, the Company acquired a portfolio of 2,461 properties (the "Acquired Properties") from The American Home Real Estate Investment Trust ("TAH"). The acquisition was substantially completed on April 1, 2015 (the "Portfolio Acquisition"). The homes are primarily located in Atlanta, GA, Charlotte, NC, Tampa, FL, and Orlando, FL. See Note 3 for further description of this transaction.

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

In connection with the Offering, the Company restructured its ownership to conduct its business through a traditional umbrella partnership ("UPREIT structure") in which substantially all of its assets are held by, and its operations are conducted through, Silver Bay Operating Partnership L.P. (the "Operating Partnership"), a Delaware limited partnership. The Company's wholly owned subsidiary, Silver Bay Management LLC, is the sole general partner of the Operating Partnership. As of December 31, 2015, the Company owned, through a combination of direct and indirect interests, 94.2% of the partnership interests in the Operating Partnership.

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

Through September 30, 2014, the Company was externally managed by PRCM Real Estate Advisers LLC (the "Former Manager"). During this time, the Company relied on the Former Manager to provide or obtain on its behalf the personnel and services necessary for it to conduct its business as the Company had no employees of its own. On September 30, 2014, the Company closed a transaction to internalize its management (the "Internalization") and now owns all material assets and intellectual property rights of the Former Manager previously used in the conduct of its business. In connection with the Internalization, the officers and employees who worked for the Former Manager became employees of the Company (see Note 10).

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

The Company identifies the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. The Company performs this analysis on an ongoing basis. As of December 31, 2015 and 2014, respectively, the Company had no VIEs.

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

Investments in Real Estate

Operating real estate assets are stated at cost and consist of land and improvements, buildings and improvements, including other capitalizable costs incurred during their possession, renovation and acquisition.
Single-family properties acquired that are not subject to an existing lease are treated as asset acquisitions and, as such, are recorded at their purchase price, including acquisition costs, which is allocated to land and building based upon their relative fair values at the date of acquisition. Fair value is determined under the guidance of Codification Topic, Fair Value Measurements (“ASC 820”), and is primarily based on unobservable data inputs which are categorized as Level 3 valuations. In making estimates of fair values for purposes of allocating the purchase price of individually acquired properties that are not subject to an existing lease, the Company utilizes its own market knowledge and published market data. In this regard, the Company also utilizes information obtained from county tax assessment records to assist in the determination of the fair value of the land and building.
Single-family properties that are acquired either subject to an existing lease or as part of a portfolio level transaction are treated as a business combination under the guidance of Codification Topic, Business Combinations (“ASC 805”), and, as such, are recorded at fair value, assigned to land, building and the existing lease, if applicable, based upon their fair values at the date of acquisition, with acquisition fees and other costs expensed as incurred. The Company engages a third party valuation specialist to assist management in the determination of fair value for purposes of assigning the purchase price of properties acquired as part of portfolio level transactions along with information obtained from county tax assessment records to assist in the determination of the fair value of the land and building. The value of acquired lease related intangibles, if any, is estimated based upon the costs the Company would have incurred to lease the property under similar terms. Such costs are capitalized and amortized over the remaining life of the lease.
The nature of the Company's business requires that in certain circumstances Silver Bay acquires single-family properties subject to existing liens. Liens that the Company expects to be extinguished in cash are estimated and accrued for on the date of acquisition and recorded as a cost of the property.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

Building and improvements depreciation is computed on the straight-line basis over the estimated useful lives of the assets. The Company generally uses a 27.5-year estimated life with no salvage value. Depreciation on land improvements is computed on the straight-line basis over the estimated useful lives of the assets, generally 3 to 15 years with no salvage value. Land is not depreciated. The Company considers the value of acquired in-place leases in the allocation of purchase price and the amortization period reflects the average remaining term of each respective in-place acquired lease. The lease periods are generally short-term in nature (one or two years).

The Company incurs costs to prepare certain of its acquired properties to be placed in service. These costs are capitalized and allocated to building improvement costs or land improvement costs as part of such properties’ initial renovation. If the Company acquires a property with an existing lease, the Company capitalizes the cost of the initial renovation of such property following lease expiration and resident move out. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and expenditures for significant capital expenditures that improve the asset and extend the useful life of the asset are capitalized and depreciated over their remaining useful life.

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

Single-Family Properties Held for Sale and Discontinued Operations

Single-family properties are classified as held for sale when they meet the applicable GAAP criteria, including, but not limited to, being listed for sale and the home is in present condition for immediate sale, the existence of an active program to locate a buyer and the probable sale of the home within one year. Upon identification as held for sale, the property is subject to the Company’s impairment test and an impairment loss is immediately recognized when the estimated fair value, less costs to sell, is less than the carrying amount of the asset. The property is then marketed for sale and classified as held for sale in the consolidated financial statements. Depreciation ceases to be recorded upon designation of an asset as held for sale. As of December 31, 2015 and 2014, the Company had 98 and 20 single-family properties, respectively, classified as held for sale. These properties did not have material historical operating results under the Company's ownership. At December 31, 2015 and 2014, the Company had $11,184 and $2,010, respectively, of assets held for sale.

For the years ended December 31, 2015, 2014 and 2013, the Company recognized impairment charges of $95, $601 and $792 respectively, classified as other expense on the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2015, 2014 and 2013, the Company recognized a net gain on sale of assets of $4,044, $174 and $114, respectively, classified as net gain on disposition of real estate on the consolidated statements of operations and comprehensive loss.

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

Escrow Deposits

Escrow deposits primarily include cash held in reserve at financial institutions, as required by the Company's debt agreements described in Note 5. In addition, escrow deposits include refundable and non-refundable cash and earnest money on deposit with certain third party property managers for property operating costs and earnest money deposits.

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

At December 31, 2015 and 2014, the Company had $978 and $725 in gross rent receivables, respectively, and $164 and $107 in allowances for doubtful accounts, respectively, classified as other assets on the consolidated balance sheets.

For the years ended December 31, 2015, 2014 and 2013, the Company recognized $1,426, $671 and $771 in bad debt expense, respectively, classified as property operating and maintenance on the consolidated statements of operations and comprehensive loss.

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

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

Revenue Recognition

Rental income, net of concessions and sales tax, attributable to resident leases is recorded on a straight-line basis over the term of the lease. Leases entered into between residents and the Company for the rental of property units are generally year-to-year and renewable upon consent of both parties on an annual or monthly basis.

The Company recognizes other revenues such as pet fees, late fees, and application fee income when the related fees are earned and are realized or realizable.

The Company recognizes sales of real estate when the sale has closed, title has passed, adequate initial and continuing investment by the buyer is received, possession and other attributes of ownership have been transferred to the buyer, and the Company is not obligated to perform significant additional activities after closing. All of these conditions are typically met at or shortly after closing.

Noncontrolling Interests

The ownership interests in a consolidated subsidiary that are not held by the Company are noncontrolling interests and are reported on the consolidated balance sheets within equity, separately from the Company’s equity. However, securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. This would result in certain outside ownership interests being included as redeemable noncontrolling interests outside of permanent equity in the consolidated balance sheets. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considered the guidance in the Codification Topic, Derivatives and Hedging —Contracts in Entity’s Own Equity (“ASC 815-40”) to evaluate whether it controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract. The Company presents the noncontrolling interest for common Operating Partnership units in the equity section of its consolidated balance sheets.

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

At both December 31, 2015 and 2014, the Company had 2,231,511 common Operating Partnership units classified as noncontrolling interests, respectively. As described in Note 10, the 2,231,511 common Operating Partnership units were issued on September 30, 2014 pursuant to the Internalization.

Preferred Stock

The Company accounts for its 10% cumulative redeemable preferred stock in accordance with the Codification Topic, Distinguishing Liabilities from Equity—SEC Materials (“ASC 480-10-S99”). Holders of the Company’s 10% cumulative redeemable preferred stock have certain preference rights with respect to the common stock. Based on the Company’s analysis, the preferred stock has been classified as redeemable interests outside of permanent equity in the mezzanine section of the Company’s consolidated balance sheets as a result of certain redemption requirements or other terms.

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and potential common shares outstanding during the years ended December 31, 2015, 2014 and 2013. For both basic and diluted per share calculations, potential common shares represent

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

issued and unvested shares of restricted stock, which have full rights to the common stock dividend declarations of the Company. The common Operating Partnership units are excluded from the calculation of earnings (loss) per share as their inclusion would not be dilutive.

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

The cost of restricted shares of common stock awarded to independent directors is based on the price of the Company’s stock as of the date of grant, in accordance with Codification Topic, Compensation - Stock Compensation (“ASC 718”). Prior to the Internalization, the cost of equity awards to employees of the Former Manager and the Former Manager’s operating subsidiary were measured at each reporting date based on the price of the Company’s stock as of period end, in accordance with Codification Topic, Equity (“ASC 505”). On the date of the Internalization, the employees of the Former Manager and the Former Manager's operating subsidiary became employees of the Company and the Company fixed the measurement of the awards to the respective employees to the stock price as of such date in accordance with ASC 718. The respective awards will not be subsequently remeasured and future awards to employees, subsequent to the Internalization, will be measured based on the price of the Company's stock as of the date of grant in accordance with ASC 718. All equity awards are amortized ratably over the applicable service period.

The Company recognizes compensation expense for performance stock units ("PSUs") based on the grant-date fair value and the service period of the respective awards. These units represent shares potentially issuable in the future based upon the Company's stock performance over a three-year performance period. Fair value of the PSUs are estimated using a Monte-Carlo simulation model.

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

The Company assesses its tax positions for all open tax years and determines whether the Company has any material unrecognized liabilities in accordance with Codification Topic, Income Taxes (“ASC 740”). The Company records these liabilities to the extent the Company deems them more likely than not to be incurred. The Company classifies interest and penalties on material uncertain tax positions as income tax expense, on its consolidated statements of operations and comprehensive loss.

Deferred Tax Assets and Liabilities

Income recognition for GAAP and tax differ in certain respects. These differences often reflect differing accounting treatments for tax and GAAP, such as differing basis on capitalized assets, differing treatment for certain acquired assets and real estate asset impairments and the timing of expense recognition for certain accrued liabilities and net operating losses. Some of these differences are temporary in nature and create timing mismatches between when taxable income is earned and the tax is paid versus when the GAAP income is recognized and the tax provision is recorded. Some of these differences are permanent since certain income (or expense) may be recorded for tax but not for GAAP (or vice-versa). One such significant permanent difference is the Company’s ability as a REIT to deduct dividends paid to stockholders as an expense for tax, but not for GAAP. The Company's deferred tax assets also include net operating losses generated or acquired.

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

As income previously taxed is subsequently realized in future periods under GAAP, the deferred tax asset is reversed and a tax expense is recognized. Alternatively, as income previously recognized for GAAP is subsequently realized in future periods for tax, the deferred tax liability is reversed and a tax benefit is recognized. To date, the Company’s deferred tax assets and/or liabilities are generated solely by differences in GAAP and taxable income from the TRS entities. GAAP and tax differences in the REIT may create additional deferred tax assets to the extent the Company does not distribute all of its taxable income.

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

Segment reporting

In accordance with Codification Topic, Segment Reporting ("ASC 280"), the Company has determined that it has one reportable segment with activities related to leasing and operating single-family homes as rental properties. The Company's properties are geographically dispersed and management evaluates operating performance at the market level and while each market and its properties are unique, the aggregate market portfolios have similar economic interests and operating performance. The distribution of the properties throughout the United States reflects the Company's belief that geographic diversification helps insulate the portfolio from regional economic influences.

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

Note 3.   Investment in Real Estate

Acquisition of The American Home Real Estate Investment Trust, Inc. Portfolio

During the year ended December 31, 2015, the Company acquired a portfolio of 2,461 properties from TAH. The aggregate purchase price for the Portfolio Acquisition was $263,000 and was substantially completed on April 1, 2015. The Portfolio Acquisition was financed using proceeds obtained under the Company's revolving credit facility, which was amended and restated on February 18, 2015 to increase the borrowing capacity to $400,000 from $200,000 (see Note 5). The homes are primarily located in Atlanta, GA, Charlotte, NC, Tampa, FL, and Orlando, FL.

The purchase price included a holdback of $7,890, which is held by a third-party escrow agent on TAH's behalf under the terms of an escrow agreement and will be used to satisfy any claims by the Company made within 15 months of the closing date, including for breach by TAH or certain of its subsidiaries under the purchase agreement.

The Company also incurred $2,064 in transaction expenses associated with the Portfolio Acquisition in the year ended December 31, 2015. These costs are expensed as incurred in accordance with ASC 805 and are included in portfolio acquisition expense in the consolidated statements of operations and comprehensive loss.

The following table summarizes the acquisition date fair values of the assets and liabilities acquired as part of the Portfolio Acquisition:

Land and land improvements	$55,684
Buildings and improvements	207,316
Estimated fair value of assets and liabilities acquired	$263,000

These allocations are subject to revision within the measurement period, not to exceed one year from the date of the Portfolio Acquisition.

Since the date of the Portfolio Acquisition, the Company has consolidated the 2,461 properties acquired as part of the transaction and the related results of these operations are reflected in the Company's consolidated financial statements.

Total revenue and net income (loss) attributable to the Portfolio Acquisition that was included in the Company's consolidated statements of operations and comprehensive loss from the date of acquisition through December 31, 2015 were $19,919 and $(3,909), respectively.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

The following table illustrates the effect on net loss and loss per share - basic and diluted as if the Company had completed the Portfolio Acquisition on January 1, 2014:

	Year Ended December 31,
	2015	2014
Revenue (1)	$120,309	$101,868
Net loss (1) (2) (3)	$(10,076)	$(70,754)
Net loss attributable to common shareholders (1) (2) (3)	$(9,599)	$(70,711)
Loss per share - basic and diluted (1) (2) (3)	$(0.27)	$(1.85)
Weighted average common shares outstanding	36,209,999	38,119,971

(1) The unaudited pro forma information includes revenue and operating expenses based on the historical operations of TAH as well as the Company and does not purport to be indicative of what the Company's operating results would have been had the Portfolio Acquisition occurred on January 1, 2014.
(2) Assumes portfolio acquisition expense for the year ended December 31, 2015 had been incurred on January 1, 2014, and thus is included in the year ended December 31, 2014.
(3) Includes net gain on disposition of real estate as noted in the consolidated statements of operations and comprehensive loss.

Sale of Real Estate Assets

During the year ended December 31, 2015, the Company sold its Houston portfolio along with certain other properties for an aggregate sales price of $29,223, resulting in an aggregate net gain of $4,044, which has been classified as net gain on disposition of real estate in the consolidated statements of operations and comprehensive loss. In connection with these asset sales, certain debt repayments were made that are more fully described in Note 5. In accordance with ASC 2014-08, the disposals were not considered a discontinued operation. Any holding costs associated with homes being sold are reflected within held for sale expenses and are classified as other expense in the consolidated statements of operations and comprehensive loss.

During the year ended December 31, 2014 and 2013, the Company sold certain properties for an aggregate sales price of $5,979 and $5,939, respectively, resulting in an aggregate net gain of $174 and $114, respectively.

Note 4.   Income Taxes

For the years ended December 31, 2015, 2014 and 2013, the Company believes that it qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, does not engage in prohibited transactions, and maintains its intended qualification as a REIT. The majority of states also recognize the Company’s REIT status, and as such, the Company has generally only incurred certain state franchise taxes. The TRS entities are subject to all applicable federal, state and local income, excise and franchise taxes. The Company’s TRS entities file separate tax returns and are fully taxed as standalone U.S. corporations. Certain activities the Company performs may produce income which will not be qualifying income for REIT purposes. The Company has designated the TRS entities to engage in these activities to mitigate any negative impact on the Company’s REIT status.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

The following table summarizes the tax (benefit) provision recorded at the taxable subsidiary level for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
Current tax (benefit) provision:
Federal	$19	$—	$—
State and local	184	—	—
Total current tax (benefit) provision	203	—	—
Deferred tax (benefit) expense (1)	(246)	(201)	(864)
Valuation allowance	(715)	201	864
Income tax (benefit) expense	$(758)	$—	$—
_______________

(1)	In addition to the deferred tax benefit generated for the year ended December 31, 2014, the Company acquired $486 of deferred tax assets in connection with the Internalization transaction.

The following is a reconciliation of the Company’s statutory federal and state rates to the effective rates, for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
	Amount	Amount	Amount
Computed income tax (benefit) expense at federal rate	$(3,749)	$(19,277)	$(8,346)
State and local tax, net of federal expense (benefit)	101	(21)	(20)
Permanent differences in taxable income from GAAP income	60	7	—
Valuation allowance	(628)	120	110
Tax at statutory rate on earnings not subject to federal income tax	3,458	19,171	8,256
(Benefit) expense from income taxes	$(758)	$—	$—

The Company’s consolidated balance sheets as of December 31, 2015 and 2014 contained the following current and deferred tax assets and liabilities, which are included in other assets and are recorded at the taxable subsidiary level.

	December 31, 2015	December 31, 2014
Current tax (payable) receivable
Federal income tax payable	$(19)	$—
State and local income tax payable	(3)	—
Current tax (payable) receivable, net	(22)	—
Deferred tax assets (liabilities)
Deferred tax asset	1,923	1,551
Deferred tax liability	(126)	—
Deferred tax asset, net	1,797	1,551
Valuation allowance	(836)	(1,551)
Total tax asset, net	$939	$—

The cost basis of land and depreciable property, net of accumulated depreciation, for federal income tax purposes as of December 31, 2015 and 2014 was $1,141,531 and $931,770, respectively (unaudited).

Deferred tax assets and liabilities applicable to the TRS entities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted. Similarly, deferred income tax assets and liabilities are recorded at the date of contribution to the TRS entities to reflect the tax benefit/detriment on the movement of assets from the non-taxed REIT to the taxable TRS entities. The TRS entities deferred tax assets and liabilities are generally the result of differing basis on capitalized assets, the timing of expense recognition for certain accrued liabilities, real estate asset impairments and net operating losses. In addition, during calendar year 2014, the Company recognized deferred tax assets assumed in the Internalization, which relate to net operating losses and differences in GAAP and tax treatment of assets acquired from the third-party property manager in Tampa (refer to Note 10 for descriptions of these transactions). As of December 31, 2015 and 2014, the TRS entities have recorded net deferred tax assets of $1,797 and $1,551, respectively. Certain TRS entities have a history of operating losses and as a result, historically resulted in a full valuation allowance for their deferred tax assets. As of December 31, 2015, the Company determined it was more likely than not that certain deferred tax assets, including certain net operating loss carryforwards, would be realized. In making this determination, the Company analyzed, among other things, its recent history of earnings from certain sales of depreciable property and forecasts of future taxable earnings. The reversal of the deferred tax asset valuation resulted in an income tax benefit of $964 during the year ended December 31, 2015, which is reported as income tax benefit, net on the consolidated statement of operations and comprehensive loss and an offsetting asset of the same amount is included in other assets on the consolidated balance sheets.

The Company’s TRS entities have approximately $3,900 and $2,700, respectively, of net operating loss carry-forwards available as of December 31, 2015 and 2014 that will expire between December 31, 2032 and December 31, 2035.

Based on the Company’s evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements of a contingent tax liability for uncertain tax positions. None of the Company’s consolidated entities are currently under federal or state audit for the years ended December 31, 2015, 2014 and 2013, but these years remain subject to examination by the applicable tax jurisdictions. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in the consolidated financial statements.

During the years ended December 31, 2015, 2014 and 2013 the Company’s tax treatment of dividends and distributions per share were as follows:

	Year Ended December 31,
	2015	2014	2013
Tax treatment of dividends and distributions:
Ordinary dividends	$—	$—	$—
Long-term capital gains	—	—	—
Nondividend distributions (return of capital)	0.46	0.16	0.04
Dividends and distributions declared per common share/unit outstanding	$0.46	$0.16	$0.04

Note 5.   Debt

Securitization Loan

On August 12, 2014, the Company completed a securitization transaction (the "Securitization Transaction") in which it received gross proceeds of $311,164, net of an original issue discount of $1,503 and before issuance costs and reserves. The Securitization Transaction involved the issuance and sale of six classes of single-family rental pass-through certificates (the "Certificates") that represent beneficial ownership interests in a loan secured by 3,084 single-family properties (the "Securitization Properties") sold to one of the Company's affiliates from its portfolio. In the Securitization Transaction, the Company sold $312,667 of Certificates, with a blended effective interest rate of the London Interbank Offered Rate ("LIBOR") plus 1.92%, inclusive of the amortization of the original issue discount (described below), plus monthly servicing fees of 0.1355% per tranche. The original issue discount will be accreted and recognized to interest expense through the fully extended maturity date of September 9, 2019. As described further below, the Company entered into an interest rate cap agreement for the initial two-year term of the loan and a separate forward-starting interest rate cap agreement for the three, 12-month extension options.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

As part of the Securitization Transaction, a newly-formed special purpose entity (the "Borrower") entered into a loan agreement (the "Securitization Loan"). The Borrower is wholly owned by another special purpose entity (the "Equity Owner") and the Equity Owner is wholly owned by the Operating Partnership. The Securitization Loan was subsequently deposited into a trust in exchange for the Certificates. The Certificates represent the entire beneficial interest in the trust and were sold in a private offering through the placement agent retained for the transaction. The certificates were offered and sold under Rule 144A and Regulation S under the Securities Act of 1933, as amended.

The Securitization Loan has an initial term of two years, with three, 12-month extension options, resulting in a fully extended maturity date of September 9, 2019. The Borrower may execute the extension options provided there is no event of default under the Securitization Loan, the Borrower obtains a replacement interest rate cap agreement in a form reasonably acceptable to the lender and the Borrower complies with the other terms set forth in the loan agreement.

At closing, the Company transferred the Securitization Properties to the Borrower. The Securitization Properties are substantially similar to the other properties owned by the Company and were leased to residents underwritten on substantially the same basis as the Company's other properties. During the duration of the Securitization Loan, the Company can substitute properties only if a property owned by the Borrower becomes a disqualified property under the terms of the Securitization Loan. The lender immediately transferred the Securitization Loan, upon closing, to a subsidiary of the Company and then to a trust in exchange for the Certificates. The Company accounted for the transfer of the Securitization Loan from its subsidiary to the trust as a sale under Codification Topic, Transfers and Servicing ("ASC 860"), with no resulting gain or loss as the Securitization Loan was both originated by the lender and immediately transferred at the same fair market value. The Company has also evaluated and not identified any variable interests in the trust.

The Company used $235,160 of the Securitization Loan proceeds to pay down the full balance of the Company's revolving credit facility at closing and the remaining proceeds were used for working capital and other corporate purposes, including the acquisition, financing and renovation of properties and the repurchase of common stock. Simultaneously, the Company reduced the size of the revolving credit facility from $350,000 to $200,000. As a result, the Company wrote off $1,058 of deferred financing fees and reclassified $480 from accumulated other comprehensive loss to ineffectiveness of interest rate cap agreements due to hedge ineffectiveness in the associated interest rate cap agreements during 2014.

During the year ended December 31, 2015, the Company paid down $7,085 on the Securitization Loan to effect the release of certain properties from the first priority mortgages securing the Securitization Loan, including those properties in the Houston portfolio as described in Note 3. As of December 31, 2015, the Securitization Loan was secured by 3,011 properties.

The Securitization Loan requires monthly payments of interest and is comprised of six floating rate components computed based on one month LIBOR for each interest period plus a fixed component spread for each of the six components, resulting in a blended effective interest rate of LIBOR plus 1.94% at December 31, 2015, inclusive of the amortization of the original issue discount, plus monthly servicing fees of 0.1355%. The change in the blended effective interest rate at December 31, 2015 as compared to the date of issuance is as a result of the pay down noted above. The principal amount of each component of the loan corresponds to the respective class of the Certificates. In connection with entering into the loan, the Company recorded $311,164 as securitization loan in the accompanying consolidated balance sheets. The original issue discount (the difference between the $312,667 balance of certificates sold and the gross proceeds of $311,164) will be accreted and recognized to interest expense through the fully extended maturity date of September 9, 2019. In the years ended December 31, 2015 and 2014, the Company incurred gross interest expense of $6,791 and $2,594, excluding amortization of the discount, deferred financing costs and other fees and before the effect of capitalizing interest related to property renovations. As of December 31, 2015 and 2014, the loan had a weighted-average interest rate of 2.30% and 2.11%, respectively, which is inclusive of the monthly servicing fees, but excludes amortization of the original issue discount and deferred financing costs.

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

The Securitization Loan provides for the restriction of cash whereby the Company must set aside funds for payment of property taxes, capital expenditures and other reserves associated with the Securitization Properties. As of December 31, 2015 and 2014, the Company had $2,281 and $4,635 included in escrow deposits associated with the required reserves. The Securitization Loan does not contractually restrict the Company's ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. The Securitization Loan documents require the Company to maintain certain covenants, including a minimum debt yield on the Securitization Properties, and contain customary events of default for a loan of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments and cross-default with certain other indebtedness. In the event of default, the lender may apply funds, as the lender elects, from a cash management account controlled by the lender for the collection of all rents and cash generated by the Borrower's properties, foreclose on its security interests, appoint a new property manager, and in limited circumstances, enforce the Company's guaranty. As of December 31, 2015 and 2014, the cash management account had a balance of $2,858 and $3,542 classified as escrow deposits on the consolidated balance sheets. As of December 31, 2015 and 2014, the Company believes it was in compliance with all financial covenants.

Revolving Credit Facility

Certain of the Company's subsidiaries have a revolving credit facility (the"revolving credit facility") with a syndicate of banks. On January 16, 2014, the revolving credit facility was amended to increase the borrowing capacity to $350,000 from $200,000. As noted above, in connection with the closing of the Securitization Transaction on August 12, 2014, the borrowing capacity of the revolving credit facility was reduced to $200,000 as of such date. On February 18, 2015, the Company amended and restated the revolving credit facility to increase the borrowing capacity to $400,000 from $200,000 and subsequently amended the revolving credit facility to address certain interest calculation mechanics. As amended, the revolving credit facility bears interest at a varying rate of LIBOR plus 300 basis points with a LIBOR floor of 0.0%. Prior to the amendment, the revolving credit facility bore interest at varying rates of LIBOR plus 3.5% subject to a LIBOR floor of 0.5%, payable monthly. The Company is also required to pay a monthly fee on the unused portion of the revolving credit facility at a rate of 0.5% per annum, when the balance outstanding is less than $200,000, or 0.3% per annum when the balance outstanding is equal to or greater than $200,000.  As part of the amendment, the term of the revolving credit facility was extended to February 18, 2018 and the advance rate for borrowings was increased to 65% from 55%. The advance rate is based on the aggregate value of the eligible properties which value is calculated as the lesser of (a) the third-party broker price opinion value or (b) the original purchase price plus certain renovation and other capitalized costs of the properties. The Company used proceeds from the revolving credit facility to fund the Portfolio Acquisition. The remaining proceeds were used for working capital and other corporate purposes, including the acquisition, financing and renovation of properties.

As of December 31, 2015 and 2014, $326,472 and $67,096, respectively, was outstanding under the revolving credit facility. During the year ended December 31, 2015, the Company paid down $22,587 on the revolving credit facility, in part to effect the release of certain properties, including those properties in the Houston portfolio as described in Note 3. As of December 31, 2015 and 2014, the interest rate on the revolving credit facility was 3.6% and 4.0%, respectively. In the years ended December 31, 2015, 2014 and 2013, the Company incurred $9,843, $6,073 and $3,164, respectively, in gross interest expense on the revolving credit facility, excluding amortization of deferred financing costs and before the effect of capitalizing interest related to property renovations.

All amounts outstanding under the revolving credit facility are collateralized by the equity interests and assets of certain of the Company’s subsidiaries ("Pledged Subsidiaries"), which exclude the owners of the Securitization Properties. The amounts outstanding under the revolving credit facility and certain obligations contained therein are guaranteed by the Company and the Operating Partnership only in the case of certain bad acts (including bankruptcy) and up to $20,000 for completion of certain property renovations, as outlined in the credit documents. As of December 31, 2015, there were 5,894 properties pledged as collateral under the revolving credit facility.

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

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

The revolving credit facility does not contractually restrict the Company’s ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. For example, in the final year of the revolving credit facility, all cash generated by the properties in the Pledged Subsidiaries must be used to pay down the principal amount outstanding under the revolving credit facility. The revolving credit facility requires the Company to meet certain quarterly financial tests pertaining to net worth, total liquidity, debt yield and debt service coverage ratios, as defined by the agreement. The Company must maintain, as defined by the agreement, total liquidity of $25,000 and a net worth of at least $125,000, as determined in accordance with the revolving credit facility agreement. The Company believes it was in compliance with all financial covenants under the revolving credit facility as of December 31, 2015 and 2014. The revolving credit facility also provides for the restriction of cash whereby the Company must set aside funds for payment of insurance, property taxes and certain property operating and maintenance expenses associated with properties in the Pledged Subsidiaries' portfolios. As of December 31, 2015 and 2014, the Company had $10,101 and $6,457, respectively, included in escrow deposits associated with the required reserves. The revolving credit facility also contains customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.

Total Borrowings

As of December 31, 2015, the Company had total outstanding borrowings of $630,352, of which borrowings under the Securitization Loan were $303,880 and borrowings under the revolving credit facility was $326,472.

The following table summarizes the Company's contractual maturities of debt as of December 31, 2015 (in thousands):

2016	$—
2017	—
2018	326,472
2019	303,880
2020	—
Thereafter	—
Total	$630,352

The revolving credit facility was amended and restated on February 18, 2015 and has a new maturity date of February 18, 2018. The Securitization Loan has an initial maturity date of September 9, 2016 and three, 12-month extension options resulting in a fully extended maturity date of September 9, 2019; this table assumes the exercise of the three extension options, which is the Company's intent.

Deferred Financing Costs

Costs incurred in the placement of the Company’s debt are being amortized using the straight-line method, which approximates the effective interest method, over the terms of the related debt. Amortization of deferred financing costs is recorded as interest expense in the accompanying consolidated statements of operations and comprehensive loss.

In connection with its Securitization Loan, the Company incurred deferred financing costs of $460 and $11,040 for the years ended December 31, 2015 and 2014, respectively. The costs are being amortized through September 9, 2019, the fully extended maturity date of the Securitization Loan. Amortization of the deferred financing costs was $2,321 and $865 for the years ended December 31, 2015 and 2014, respectively. In conjunction with the paydown of the Securitization Loan related to the sale of the Houston portfolio, the Company wrote off $174 in deferred financing costs for the year ended December 31, 2015, which has been included in net gain on disposition of real estate in the consolidated statements of operations and comprehensive loss.

In connection with its revolving credit facility, the Company incurred deferred financing costs of $5,323 and $1,852, respectively, for the years ended December 31, 2015 and 2014. Amortization of the deferred financing costs was $2,141, $1,691 and $815, respectively, for the years ended December 31, 2015, 2014 and 2013.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

Interest Rate Cap Agreements

The variable rate of interest on the Company's debt exposes the Company to interest rate risk. The Company seeks to manage this risk through the use of interest rate cap agreements.

As of December 31, 2014, the Company held four interest rate cap agreements, which included three interest rate cap agreements with an aggregate notional amount of $245,000, LIBOR caps of 3.00%, and termination dates of May 10, 2016 associated with the revolving credit facility, and one interest rate cap agreement with a notional amount of $312,667, a LIBOR cap of 3.1085%, and a termination date of September 15, 2016 associated with the Securitization Loan. The first two interest rate cap agreements, with an aggregate notional amount of $170,000, were purchased in the third quarter of 2013, at an aggregate purchase price of $533. On February 5, 2014, the Company entered into a third interest rate cap agreement with a notional amount of $75,000 at a purchase price of $100. On August 6, 2014, the Company entered into the interest rate cap agreement associated with the Securitization Loan at a purchase price of $293. Portions of the purchase prices of the interest rate cap agreements, representing the premiums paid to enter into the contracts, were capitalized as deferred financing costs and were being amortized using the straight-line method over the terms of the related agreements. The Company determined that the interest rate caps qualified for hedge accounting and, therefore, were designated as cash flow hedges with future changes in fair value recognized through other comprehensive loss (see Note 11). Ineffectiveness was calculated as the amount by which the change in fair value of the derivatives exceeds the change in the fair value of the anticipated cash flows related to the corresponding debt.

In connection with the pay-down of the revolving credit facility on August 12, 2014, the Company de-designated the interest rate cap agreements associated with the revolving credit facility as cash flow hedges and reclassified the balance of deferred losses, associated with the three interest rate cap agreements, in accumulated other comprehensive loss to earnings.

On January 28, 2015, the Company entered into a forward-starting interest rate cap agreement associated with the Securitization Loan at a purchase price of $1,383. The interest rate cap has an effective date of September 15, 2016, a termination date of September 15, 2019, a notional amount of $200,000, and a LIBOR cap rate of 3.1085%. The Company designated the new interest rate cap as a cash flow hedge as it is the Company's intent to exercise the renewal options of the Securitization Loan through the fully extended maturity date in September 2019.

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

The Company determined that the interest rate caps purchased in the year ended ended December 31, 2015 qualify for hedge accounting and, therefore, designated the derivatives as cash flow hedges with future changes in fair value recognized through other comprehensive loss (see Note 11). Ineffectiveness is calculated as the amount by which the change in fair value of the derivatives exceeds the change in the fair value of the anticipated cash flows related to the corresponding debt and is recorded in ineffectiveness of interest rate cap agreements in the consolidated statements of operations and comprehensive loss.

As of December 31, 2015, the Company held one interest rate cap agreement with a notional amount of $312,667, a LIBOR cap of 3.1085%, and a termination date of September 15, 2016 associated with the Securitization Loan and one forward-starting interest rate cap agreement with a notional amount of $200,000, a LIBOR cap of 3.1085%, and a termination date of September 15, 2019.

As of December 31, 2015, the Company held two interest rate cap agreements with an aggregate notional amount of $349,100, LIBOR caps of 3.00%, and termination dates of February 17, 2018 and February 18, 2018, respectively, associated with the revolving credit facility.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

Capitalized Interest

The Company capitalizes interest for properties undergoing renovation activities and purchased subsequent to the Company obtaining debt in May 2013. Capitalized interest totaled $311, $858 and $1,068, respectively, for the years ended December 31, 2015, 2014 and 2013.

Note 6.   Equity Incentive Plan

Restricted Stock Awards

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

The Company’s equity incentive plan provides for grants of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, subject to a ceiling of 921,053 shares available for issuance under the plan. The plan allows for the Company’s board of directors to expand the types of awards available under the plan to include long-term incentive plan units in the future. To the extent the Company seeks awards to qualify as incentive compensation for purposes of section 162(m) of the Code, the maximum number of shares that may underlie awards in any one year to any eligible person may not exceed 92,100. If an award granted under the equity incentive plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of future awards. Unless previously terminated by the Company’s board of directors, no new award may be granted under the equity incentive plan after the tenth anniversary of the date that such plan was initially approved by the Company’s board of directors. No award may be granted under the equity incentive plan to any person who, assuming payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.

Restricted shares that have been awarded to certain personnel of the Company through December 31, 2015 vest in three annual installments commencing on the date of the grant, as long as such individual is an employee on the vesting date. Restricted shares that have been awarded to certain officers of the Company vest in one year commencing on the date of the grant, as long as the individual is an employee on the vesting date. Restricted share awards to independent directors generally vest on the earlier of (i) the one year anniversary of the date of grant and (ii) the date immediately preceding the date of the annual meeting of the Company’s stockholders for the year following the year of grant for the award, as long as such director is serving as a board member on the vesting date.

The Company’s unvested restricted stockholders have the same voting rights as any other common stockholder.  During the period of restriction, the Company’s unvested restricted stockholders receive quarterly dividend payments on their shares at the same rate and on the same date as any other common stockholder. For the years ended December 31, 2015, 2014 and 2013 inclusive of the impact of cash dividends, the Company recognized $2,274, $1,022 and $927, respectively, of stock compensation expense. Additionally, in 2013, the Company offset proceeds of $125 from its initial public offering as additional paid-in capital related to the shares issued to its independent directors for their additional work related to its initial public offering.

As of December 31, 2015, the total compensation cost related to nonvested awards not yet recognized was $1,169 and the weighted-average period over which such amount is expected to be recognized is 1.24 years.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

The table below summarizes the award activity of the equity incentive plan for 2015, 2014 and 2013:

	2015		2014		2013
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	107,088	$16.68	82,463	$18.44	160,571	$18.50
Granted	142,100	15.67	77,559	15.95	24,165	17.89
Vested	(63,157)	(16.07)	(43,437)	(18.35)	(54,757)	(18.34)
Forfeited	(9,168)	(16.06)	(9,497)	(18.37)	(47,516)	(18.48)
Outstanding at end of period	176,863	$15.79	107,088	$16.68	82,463	$18.44

On February 9, 2016, the Company issued, in aggregate, 127,648 shares of restricted common stock to certain officers and employees of the Company. The estimated fair value of these awards was $12.97 per share, based upon the closing price of the Company’s stock on the date prior to the grant. These grants will vest in one year commencing on the date of the grant, as long as such individual is an employee on the vesting date, unless earlier acceleration pursuant to its terms.

Performance Stock Units

On February 12, 2015, the Company granted 165,000 performance stock units ("PSUs") to certain members of executive and senior management under its equity incentive plan. Each PSU represents the potential to receive Silver Bay common stock after the completion of three years of service from the date of grant. The number of shares of Silver Bay common stock to be earned as of the vesting date for each PSU increases and decreases based on Silver Bay's total stockholder return (stock price appreciation plus dividends) ("TSR"). The number of shares of common stock is determined by multiplying the target number of PSUs by the TSR multiplier, determined in accordance with the following table:

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

During the year ended December 31, 2015, the Company recognized non-cash performance-based stock unit expense of $339, which is included within share-based compensation in the consolidated statements of operations and comprehensive loss. Unrecognized compensation expense at December 31, 2015 was $816, and the weighted-average period over which such amount is expected to be recognized is 2.12 years.

Note 7.   Preferred Stock

The Company issued 1,000 shares of its 10% cumulative redeemable preferred stock to a subsidiary of Two Harbors as consideration in the Formation Transactions, which subsequently sold the shares, as discussed in Note 10. This preferred stock ranks, with respect to dividend rights and rights upon the Company's liquidation, dissolution or winding up, senior to the rights of holders of the Company’s common stock. The Company may issue other classes or series of capital stock in the future, including classes or series of preferred stock, and expressly designate such classes or series as ranking junior to, on parity with or senior to the 10% cumulative redeemable preferred stock. The Company may not, however, issue capital stock ranking as to dividends or rights upon the Company's liquidation, dissolution or winding up, senior to the 10% cumulative redeemable preferred stock, without the affirmative vote or consent of two-thirds of the issued and outstanding shares of 10% cumulative redeemable preferred stock.  Dividends shall accrue on a daily basis and be cumulative from the initial issue date. Dividends, if authorized by the board of directors, will be payable annually in arrears on June 30 of each year, or more frequently as determined by the board of directors. The Company has the option at any time after five years from the initial issue date to redeem the 10% cumulative redeemable preferred stock at a redemption price of $1 per share, plus all accrued and unpaid dividends. At any time, beginning on the sixth anniversary of the initial issue date, a preferred stockholder, with adequate notice, may put their shares back to the Company, at a redemption price of $1 per share, plus all accrued and unpaid dividends.

As of December 31, 2015 and 2014, there was $21 and $25, respectively, in preferred stock dividends included in accounts payable and accrued expenses on the consolidated balance sheets.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

Note 8.  Stockholders’ Equity

Common stock

As of December 31, 2015, the Company had 36,063,187 shares of common stock outstanding. The following table presents the changes in the Company’s issued and outstanding common shares for the years ended December 31, 2015, 2014 and 2013:

Number of Common Shares
Common shares outstanding, January 1, 2013	37,328,213
Issuance of common stock	1,987,500
Restricted stock grants, net	(23,351)
Repurchase of common stock	(758,353)
Conversion of Operating Partnership units	27,459
Common shares outstanding, December 31, 2013	38,561,468
Restricted stock grants, net	68,062
Repurchase of common stock	(1,917,836)
Common shares outstanding, December 31, 2014	36,711,694
Restricted stock grants, net	132,932
Repurchase of common stock	(781,439)
Common shares outstanding, December 31, 2015	36,063,187

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

In the years ended December 31, 2015, 2014 and 2013, the Company repurchased and retired 770,417, 1,912,139 and 750,768 common shares, respectively, under the program for a total cost of $12,260, $31,396 and $11,639, respectively, at an average purchase price of $15.91, $16.42 and $15.50, respectively, inclusive of commission.

In the years ended December 31, 2015, 2014 and 2013, respectively, the Company repurchased and retired 11,022, 5,697 and 7,585 common shares, respectively, outside of the repurchase program for a total cost of $174, $93 and $121, respectively, at an average purchase price of $15.74, $16.28 and $15.93, respectively. The shares were repurchased from certain employees and certain personnel of the Former Manager and the Former Manager's operating subsidiary to cover the minimum statutory tax withholding obligations related to the vesting of restricted common stock.

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

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

Common Stock Dividends

The following table presents cash dividends declared by the Company on its common stock since its formation:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share
December 17, 2015	December 28, 2015	January 8, 2016	$0.13
September 25, 2015	October 6, 2015	October 16, 2015	0.12
June 17, 2015	June 29, 2015	July 10, 2015	0.12
March 25, 2015	April 6, 2015	April 17, 2015	0.09
December 18, 2014	December 29, 2014	January 9, 2015	0.06
September 4, 2014	September 22, 2014	October 3, 2014	0.04
June 19, 2014	June 30, 2014	July 11, 2014	0.03
March 13, 2014	March 24, 2014	April 4, 2014	0.03
December 19, 2013	December 30, 2013	January 10, 2014	0.01
September 19, 2013	October 1, 2013	October 11, 2013	0.01
June 20, 2013	July 1, 2013	July 12, 2013	0.01
March 21, 2013	April 1, 2013	April 12, 2013	0.01

Preferred Stock Dividends

The following table presents cash dividends declared by the Company on its 10% cumulative redeemable preferred stock since its formation:

Declaration Date	Payment Date	Cash Dividend per Share
January 8, 2016	January 8, 2016	$22.78
September 29, 2015	October 16, 2015	26.67
June 17, 2015	June 30, 2015	23.06
March 25, 2015	April 17, 2015	27.22
January 9, 2015	January 9, 2015	26.67
October 3, 2014	October 3, 2014	22.78
June 25, 2014	June 30, 2014	26.94
April 2, 2014	April 4, 2014	23.33
January 1, 2014	January 10, 2014	24.72
September 19, 2013	October 11, 2013	24.72
June 26, 2013	June 28, 2013	25.00
March 21, 2013	April 12, 2013	31.39

The March 21, 2013 dividend declaration included amounts relating to the period from the date of the Formation Transactions through April 12, 2013.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

Note 9.   Earnings (Loss) Per Share

The following table presents a reconciliation of net loss attributable to common stockholders and shares used in calculating basic and diluted earnings (loss) per share ("EPS") for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net loss attributable to controlling interests	$(9,375)	$(56,554)	$(24,533)
Preferred distributions	(100)	(100)	(100)
Net loss attributable to common stockholders	$(9,475)	$(56,654)	$(24,633)
Basic and diluted weighted average common shares outstanding	36,209,999	38,119,971	39,073,994
Net loss per common share - Basic and Diluted	$(0.26)	$(1.49)	$(0.63)

A total of 2,231,511 common units were outstanding from September 30, 2014 through December 31, 2015 and a total of 27,459 common units were outstanding from the date of the Formation Transactions through December 31, 2013, all of which have been excluded from the calculations of diluted EPS as their inclusion would not be dilutive. A total of 165,000 PSUs were outstanding from February 12, 2015 through December 31, 2015, but have been excluded from the calculations of diluted EPS as their inclusion would not be dilutive.

Note 10.    Related Party Transactions

Formation Transactions

On December 19, 2012, the Company completed the Offering and raised approximately $228,517 in net proceeds through the issuance of 13,250,000 common shares. On January 7, 2013, the Company sold an additional 1,987,500 common shares and received net proceeds of approximately $34,388, inclusive of the May 2013 $125 stock award to the Company’s independent directors, which off-set the proceeds.

Concurrently with the Offering, the Company also completed certain merger and formations transactions, which included the contribution of the ownership interest of the Predecessor by Two Harbors. For accounting purposes, the Predecessor was considered the acquiring or surviving entity, meaning the Predecessor's historical assets and liabilities included in the consolidated balance sheets were recorded at the Predecessor's historical carryover cost basis.

The Company acquired the Provident Entities, which owned 881 single-family residential real properties through a series of merger and contribution transactions as part of the Formation Transactions. The contribution of the Provident Entities was considered an acquisition for accounting purposes, resulting in the assets and liabilities of the Provident Entities being recorded at their fair value of $118,492. In consideration for these transactions, the prior members of the Provident Entities’ received 6,092,995 shares of the newly formed entity’s common stock, valued at $18.50 per share, $5,263 in cash (a use of net proceeds from the Offering) and 27,459 common units in the Operating Partnership, valued at $18.50 per unit (the same price per share in the Offering) because the common units were redeemable for cash or, at the Company’s election, shares of Company common stock on a one-for-one basis, subject to applicable adjustments. The allocations of the purchase price for the Provident Entities were made in accordance with the Company’s allocation policies. There was no allocation of fair value for above or below market in-place leases based on the short-term nature of the leases and stated rates approximating current rental rates. As described in Note 8, on December 31, 2013, the Company redeemed the 27,459 common units in the Operating Partnership in exchange for an equal amount of shares of Company common stock.

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

In addition, the Company was required to make payments of cash to both Two Harbors and the prior members of the Provident Entities as additional purchase price consideration in the Formation Transactions. The total amount paid to Two Harbors and prior members of the Provident Entities was equal to 50% of the advisory management fee payable to the Former Manager, as described below, during the first year after the Offering (before adjustment for any property management fees

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

received by the Former Manager’s operating subsidiary), subject to an aggregate amount payable to Two Harbors of no more than $4,024. These payments reduced the amount owed to the Former Manager on a dollar-for-dollar basis and thus had no net impact on expenditures of the Company. The amounts individually paid to Two Harbors and the prior members of the Provident Entities were based upon the relative values they each provided as part of the Formation Transactions, which were approximately 73.6% and 26.4%, respectively. The Company incurred $3,861 and $1,384, respectively, in additional purchase price consideration related to Two Harbors and the prior members of the Provident Entities in the one year period following the date of the Formation Transactions. The component of the fee payable to the prior members of the Provident Entities has been recorded as additional basis to the single-family residential real properties acquired from the Provident Entities and recognized as additional paid-in capital. The final amounts due to Two Harbors and the prior members of the Provident Entities were $734 and $264, respectively, and were included on the consolidated balance sheets within amounts due to previous owners as of December 31, 2013. The final cash payments were made in the first quarter of 2014. See below for detail on the advisory management fees incurred by the Company during the years ended December 31, 2014 and 2013.

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

The Contribution Agreement included a net worth adjustment, payable in cash, in the event that the closing net worth of the Former Manager was greater or less than $0 after making an adjustment to exclude any liabilities for accrued bonus compensation payable to the Chief Executive Officer and personnel providing data analytics directly supporting the investment function of the Company. The Company settled the net worth adjustment on September 30, 2014 based on estimated amounts. The Company finalized the net worth adjustment in the fourth quarter of 2014 and the settlement was de minimis. As a result of this transaction, as of September 30, 2014, the Company no longer pays fees or expense reimbursements to the Former Manager or the Former Manager's operating subsidiary.

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

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

During the year ended December 31, 2014, the Company expensed $6,621 in advisory management fees, net of the reduction for the 5% property management fee described below. During the year ended December 31, 2013, the Company expensed $9,775 in advisory management fees, of which $4,715, $3,725 and $1,335 were payable to the Former Manager, Two Harbors and the prior members of the Provident Entities, respectively.

As of December 31, 2014, the Company had settled the final advisory management fee payable and had $0 outstanding related to the advisory management fee.

The Company also reimbursed the Former Manager for certain general and administrative expenses, primarily related to employee compensation and certain office costs. Direct and allocated costs incurred by the Former Manager on behalf of the Company, totaled approximately $0, $5,476 and $4,036 for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, the Company did not have an outstanding balance due to the Former Manager and affiliates on the consolidated balance sheets.

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

Prior to the Internalization, through the nine months ended September 30, 2014, the Company incurred property management expense of $7,569, which included direct expense reimbursements of $5,120 and the 5% property management fee of $288. The remaining $2,161 of property management fees incurred prior to the Internalization was incurred to reimburse the Former Manager's operating subsidiary for direct property management type expenses and payments due directly to third-party property managers. In addition, the Company incurred charges with the Former Manager's operating subsidiary of $608 in acquisitions and renovation fees, which the Company capitalized as part of property acquisition and renovation costs and $11 for leasing services, which are reflected as other assets and are being amortized over the life of the leases (typically one year or less). Following the Internalization, the Company incurred property management expense of $1,832 for total 2014 expense of $9,401.

During the year ended December 31, 2013, the Company incurred property management expense of $11,683.  This included direct expenses and reimbursements of $9,014 and the 5% property management fee of $645, respectively. The remaining amounts in property management fees of $2,024, were incurred to reimburse the Former Manager’s operating subsidiary for expenses payable to third-party property managers or as payments due directly to third-party property managers or direct property management type expenses. In addition, for the year ended December 31, 2013, the Company incurred charges with the Former Manager’s operating subsidiary of $4,093 in acquisitions and renovation fees which were capitalized as part of property acquisition and renovation costs, and $212 for leasing services, which are reflected as other assets and are being amortized over the life of the leases.

     As of December 31, 2015 and 2014, the Company did not have an outstanding balance due to the Former Manager and affiliates on the consolidated balance sheets for property management and acquisition services.

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

The following table provides a summary of the aggregate fair value measurements for the interest rate cap agreements and the location within the consolidated balance sheets at December 31, 2015 and 2014, respectively:

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	December 31, 2015	Quoted Prices (Unadjusted) for Identical Assets/Liabilities (Level 1)	Quoted Prices for Similar Assets and Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Caps (cash flow hedges)	Other Assets	$712	$—	$712	$—
Interest Rate Caps (not designated as hedging instruments)	Other Assets	9	—	9	—
Total		$721	$—	$721	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	December 31, 2014	Quoted Prices (Unadjusted) for Identical Assets/Liabilities (Level 1)	Quoted Prices for Similar Assets and Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Caps (cash flow hedges)	Other Assets	$58	$—	$58	$—
Interest Rate Caps (not designated as hedging instruments)	Other Assets	13	—	13
Total		$71	$—	$71	$—

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

The following table provides a summary of the effect of cash flow hedges on the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2015:

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss on Derivative	Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Interest Rate Caps	$(1,587)	Interest Expense	$(9)	Ineffectiveness of Interest Rate Cap Agreements	$(51)

The following table provides a summary of the effect of cash flow hedges on the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2014:

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss on Derivative	Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Interest Rate Caps	$(291)	Interest Expense	$(1)	Ineffectiveness of Interest Rate Cap Agreements	$(480)

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

As of December 31, 2015 and 2014, there were approximately $1,613 and $86, respectively, in deferred losses in accumulated other comprehensive loss related to interest rate cap agreements. The Company expects to recognize approximately $236 in interest expense during the year ending December 31, 2016, pertaining to the interest rate cap agreements, which will be reclassified out of accumulated other comprehensive loss, in accordance with the amortization schedules established upon designation of the interest rate caps as cash flow hedges.

In association with the pay down of the revolving credit facility in the third quarter of 2014, the Company de-designated the three interest rate caps associated with the revolving credit facility. All deferred losses in accumulated other comprehensive loss pertaining to the three interest rate caps were recognized in income and future gains and losses on these interest rate caps were recorded as ineffectiveness of interest rate cap agreements on the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2014, the Company recorded $49 in losses as ineffectiveness in interest rate cap agreements following the de-designation of the three interest rate caps associated with the revolving credit facility.

In conjunction with the paydown of the revolving credit facility in the fourth quarter of 2015, the Company recorded a portion of the $266,100 interest rate cap agreement as ineffective. Current and future gains and losses associated with the ineffective portion of this interest rate cap agreement will be recorded as ineffectiveness of interest rate cap agreements on the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2015, the Company recorded $51 in losses as ineffectiveness in interest rate cap agreements associated with the revolving credit facility.

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

Fair Value of Other Financial Instruments

In accordance with ASC 820, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheets, for which fair value can be estimated. The following describes the Company’s methods for estimating the fair value for financial instruments. Descriptions are not provided for those items that have zero balances as of December 31, 2015 and 2014.

•
Cash, escrow deposits, resident prepaid rent and security deposits, resident rent receivable (included in other assets), accounts payable, and accrued expenses have carrying values which approximate fair value because of the short-term nature of these instruments. The Company categorizes the fair value measurement of these assets and liabilities as Level 1.

•
The Company’s revolving credit facility has a floating interest rate based on an index plus a spread and the credit spread is consistent with those demanded in the market for facilities with similar risk and maturities. Accordingly, the interest rate on this borrowing is at market and thus the carrying value of the debt approximated fair value as of December 31, 2015 and 2014. The Company categorizes the fair value measurement of this liability as Level 2.

•
The fair value of the Company's Securitization Loan was $293,536 and $305,253 as of December 31, 2015 and 2014, respectively, based on an average of market quotations. The Company categorizes the fair value measurement of this liability as Level 2.

•
The Company’s 10% cumulative redeemable preferred stock had a fair value which approximates its liquidation value at December 31, 2015 and 2014. The Company categorizes the fair value measurement of this instrument as Level 2.

Note 12.    Commitments and Contingencies

Concentrations

As of December 31, 2015, approximately 58% of the Company’s properties were located in Phoenix, AZ, Tampa, FL, and Atlanta, GA, which exposes the Company to greater economic risks than if the Company owned a more geographically dispersed portfolio.

Resident security deposits

As of December 31, 2015, the Company had $12,521 in resident security deposits. Security deposits are refundable, net of any outstanding charges and fees, upon expiration of the underlying lease.

Operating leases

Upon Internalization, the Company assumed certain commitments that were previously those of the Former Manager or the Former Manager’s operating subsidiary. The Company leases certain office facilities under operating leases, some of which include rent payment escalation clauses, with lease terms ranging from one to five years and thereafter. In addition to minimum lease payments, some of the Company's office facility leases require payment of a proportionate share of fees and taxes and building operating expenses.

In the years ended December 31, 2015, 2014 and 2013 the Company incurred $837, $104 and $0, respectively, in rental expense on operating leases.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data and property counts)

A schedule of future minimum lease payments under non-cancelable operating leases for the following years is as follows:

2016	$538
2017	418
2018	369
2019	283
2020	216
Thereafter	183
Total	$2,007

Legal and regulatory

From time to time, the Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of the Company’s business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material adverse effect on the Company’s consolidated financial statements and, therefore, no accrual has been recorded as of December 31, 2015.

Note 13.  Quarterly Financial Data (Unaudited)

Following is quarterly financial data for 2015 and 2014:

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenues	$22,252	$30,184	$30,617	$30,641
Net loss	(3,841)	(3,886)	(1,427)	(798)
Net loss attributable to common stockholders	(3,644)	(3,686)	(1,368)	(777)
Loss per share - basic and diluted	(0.10)	(0.10)	(0.04)	(0.02)

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenues	$18,131	$19,152	$19,974	$20,673
Net loss	(4,365)	(4,970)	(44,870)	(2,492)
Net loss attributable to common stockholders	(4,390)	(4,995)	(44,895)	(2,374)
Loss per share - basic and diluted	(0.11)	(0.13)	(1.17)	(0.08)

During the fourth quarter of 2015, the Company recorded a tax benefit of $964 related to the reversal of a deferred tax valuation allowance for the portion of the Company’s deferred tax assets that the Company believes meets the “more-likely than not” realizability test as described in Note 4.

Silver Bay Realty Trust Corp.
Schedule III — Real Estate and Accumulated Depreciation
As of December 31, 2015
(dollars in thousands)

		Encumbrances		Initial Cost to Company		Costs Capitalized Subsequent to Acquisitions		Total Cost
Market Location	Number of Owned Properties	Number of Encumbered Properties (1)	Encumbrances (1)	Land	Building	Land Improvements	Building Improvements	Land and Land Improvements	Building and Improvements	Total (2)	Accumulated Depreciation (3)	Date of Construction Range	Date Acquired
Atlanta, GA	2,723	2,698	$165,844	$62,981	$219,890	$10	$33,406	$62,991	$253,296	$316,287	$14,421	1900-2012	2012-2015
Phoenix, AZ	1,424	1,424	136,957	34,126	136,715	8	31,962	34,134	168,677	202,811	17,408	1944-2010	2012-2013
Tampa, FL	1,113	1,074	90,961	29,978	101,810	68	27,570	30,046	129,380	159,426	11,688	1941-2008	2012-2015
Charlotte, NC	686	673	26,945	15,892	62,916	—	5,789	15,892	68,705	84,597	2,801	1941-2013	2012-2015
Dallas, TX	504	494	28,946	11,461	44,115	21	12,051	11,482	56,166	67,648	3,593	1958-2010	2012-2015
Orlando, FL	496	464	25,087	11,393	45,091	—	9,638	11,393	54,729	66,122	3,562	1949-2007	2012-2015
Jacksonville, FL	452	418	25,568	11,964	35,093	—	12,595	11,964	47,688	59,652	2,620	1944-2009	2013-2015
Southeast FL	384	368	26,913	15,759	41,223	6	19,601	15,765	60,824	76,589	3,602	1948-2007	2013-2015
Northern CA	382	382	35,858	14,973	47,738	41	9,910	15,014	57,648	72,662	6,087	1909-2006	2012-2013
Las Vegas, NV	290	290	28,562	2,064	32,916	—	6,290	2,064	39,206	41,270	4,197	1970-2009	2012-2014
Columbus, OH	284	284	17,992	4,468	18,033	—	10,635	4,468	28,668	33,136	2,238	1947-2009	2013-2014
Tucson, AZ	209	208	12,847	2,673	10,266	—	4,546	2,673	14,812	17,485	1,661	1940-2008	2012-2013
Southern CA	75	75	5,201	2,224	6,315	—	3,460	2,224	9,775	11,999	1,029	1928-2007	2012-2013
	9,022	8,852	$627,681	$219,956	$802,121	$154	$187,453	$220,110	$989,574	$1,209,684	$74,907
_______________

(1)
Encumbrances include the number of properties pledged under the revolving credit facility and the number of properties secured by first priority mortgages under the Securitization Loan, as well as the aggregate value of outstanding debt attributable to such properties, excluding the original issue discount. There are 53 properties in various markets classified as assets held for sale as of December 31, 2015 that are encumbered under the Company's revolving credit facility for an aggregate total of $2.7 million that have been excluded from Schedule III.

(2)	The gross aggregate cost of total real estate for federal income tax purposes was approximately $1,218,707 at December 31, 2015 (unaudited).

(3)	Depreciation of building and improvements is computed on the straight-line basis over the estimated useful life of 3 to 27.5 years, with no salvage value.

The changes in investments in real estate for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Balance, beginning of year	$948,370	$776,304	$420,562
Acquisition of real estate	273,266	136,045	261,950
Improvements	24,299	38,188	100,173
Dispositions and other (1)	(36,251)	(2,167)	(6,381)
Balance, end of year	$1,209,684	$948,370	$776,304

The changes in accumulated depreciation for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Balance, beginning of year	$43,150	$18,897	$1,869
Depreciation expense	33,617	24,281	17,222
Dispositions and other (1)	(1,860)	(28)	(194)
Balance, end of year	$74,907	$43,150	$18,897
_______________

(1)	Includes assets transferred to held for sale.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Based on such evaluation, our interim Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

On February 25, 2016, the Board adopted an amendment to its Amended and Restated Bylaws (the "Bylaws") to add a new Article XV, “Exclusive Forum for Certain Litigation”, which provides that, unless the Company consents in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland (or, if such court does not have jurisdiction, the United States Court for the District of Maryland, Baltimore Division) shall be the sole and exclusive forum for (a) any derivative action or proceeding brought in the right or on behalf of the Company, (b) any action asserting a claim of breach of any duty owed by any director, officer or other employee or agent of the Company to the Company or to the stockholders of the Company, (c) any action asserting a claim against the Company or any director, officer or other employee or agent of the Company arising pursuant to any provision of the MGCL, the Company's charter or the Bylaws, or (d) any action asserting a claim against the Company or any director, officer or other employee or agent of the Company that is governed by the internal affairs doctrine.

On February 22, 2016, the Company entered into an Indemnification Agreement with Lawrence B. Shapiro, using the Company's standard form for such agreement. Under this agreement, the Company has agreed to indemnify Mr. Shapiro for costs and expenses arising from claims, suits or proceedings that may arise as a result of his service to the Company to the maximum extent permitted by Maryland law.

PART III

Item 10.            Directors, Executive Officers and Corporate Governance.

The information called for by this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders under the captions "Election of Directors," "Corporate Governance and Board Matters," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers," which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2015.

Item 11.            Executive Compensation.

The information called for by this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders under the captions "Executive Officers - Executive Compensation," "Director Compensation" and "Corporate Governance and Board Matters," which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2015.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information regarding securities authorized for issuance under our equity compensation plan, see Part II, Item 5 of this report. Other than such information, the information called for by this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders under the caption "Security Ownership of Management and Certain Beneficial Owners," which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2015.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders under the captions "Corporate Governance and Board Matters" and "Related Party Transactions," which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2015.

Item 14.    Principal Accounting Fees and Services.

The information called for by this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders under the caption "Ratification of Selection of Independent Registered Public Accounting Firm - Auditor Fees," which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2015.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1)                  Financial Statements: The following financial statements are included in Item 8 herein:

Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

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

SILVER BAY REALTY TRUST CORP.

Date:	February 25, 2016	By:	/s/ Thomas W. Brock
Thomas W. Brock
Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas W. Brock	Interim President, Chief Executive Officer and Director	February 25, 2016
Thomas W. Brock	(Principal Executive Officer)

/s/ Christine Battist	Chief Financial Officer and Treasurer	February 25, 2016
Christine Battist	(Principal Financial Officer)

/s/ Julie M. Ellis	Chief Accounting Officer	February 25, 2016
Julie M. Ellis	(Principal Accounting Officer)

/s/ Irvin R. Kessler	Chairman of the Board of Directors	February 22, 2016
Irvin R. Kessler

/s/ Daryl J. Carter	Director	February 23, 2016
Daryl J. Carter

/s/ Tanuja M. Dehne	Director	February 22, 2016
Tanuja M. Dehne

/s/ Stephen G. Kasnet	Director	February 22, 2016
Stephen G. Kasnet

/s/ Thomas Siering	Director	February 22, 2016
Thomas Siering

/s/ Ronald N. Weiser	Director	February 25, 2016
Ronald N. Weiser

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
2.1*	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., and Two Harbors Operating Company LLC, dated December 4, 2012.	S-11/A	333-183838	2.1	December 12, 2012
2.2*	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Polar Cactus LLC, dated December 4, 2012.	S-11/A	333-183838	2.2	December 12, 2012
2.3*	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Polar Cactus II LLC, dated December 4, 2012.	S-11/A	333-183838	2.3	December 12, 2012
2.4*	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Cool Willow LLC, dated December 4, 2012.	S-11/A	333-183838	2.4	December 12, 2012
2.5*	Agreement and Plan of Merger by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., SB RESI I Merger Sub LLC and Provident Residential Real Estate Fund LLC, dated December 4, 2012.	S-11/A	333-183838	2.5	December 12, 2012
2.6*	Agreement and Plan of Merger by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., SB RESI II Merger Sub LLC and Resi II LLC.	S-11/A	333-183838	2.6	December 12, 2012
2.7*	Representation, Warranty and Indemnification Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and Provident Real Estate Advisors LLC, dated December 4, 2012.	S-11/A	333-183838	2.7	December 12, 2012
2.8*	Contribution Agreement dated as of August 3, 2014 among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., Pine River Domestic Management L.P., Provident Real Estate Advisors LLC, and PRCM Real Estate Advisers LLC.	8-K	001-35760	2.1	August 4, 2014
2.9*	Real Estate Sales Contract, dated as of February 18, 2015, between The American Home Real Estate Investment Trust, Inc. and 2015A Property Owner LLC	10-Q	001-35760	2.2	May 7, 2015
2.10*	Amendment dated June 1, 2015 to Real Estate Sales Contract dated as of February 18, 2015 with The American Home Real Estate Investment Trust, Inc.	10-Q	001-35760	2.3	August 6, 2015
2.11*	Amendment dated July 1, 2015 to Real Estate Sales Contract dated as of February 18, 2015 with The American Home Real Estate Investment Trust, Inc.	10-Q	001-35760	2.4	November 5, 2015
2.12*	Amendment dated September 1, 2015 to Real Estate Sales Contract dated as of February 18, 2015 with The American Home Real Estate Investment Trust, Inc.	10-Q	001-35760	2.5	November 5, 2015
2.13*	Amendment dated October 1, 2015 to Real Estate Sales Contract dated as of February 18, 2015 with The American Home Real Estate Investment Trust, Inc.	10-Q	001-35760	2.6	November 5, 2015
2.14*	Amendment dated December 15, 2015 to Real Estate Sales Contract dated as of February 18, 2015 with The American Home Real Estate Investment Trust, Inc.
3.1	Articles of Amendment and Restatement of Silver Bay Realty Trust Corp.	10-K	001-35760	3.1	March 1, 2013

3.2	Amended and Restated Bylaws of Silver Bay Realty Trust Corp.
3.3	Articles Supplementary for Cumulative Redeemable Preferred Stock of Silver Bay Trust Corp.	10-K	001-35760	3.3	March 1, 2013
4.1	Specimen Common Stock Certificate of Silver Bay Realty Trust Corp.	S-11/A	333-183838	4.1	November 23, 2012
4.2	Registration Rights Agreement by and among Silver Bay Realty Trust Corp. and certain holders of common units in Silver Bay Operating Partnership L.P., dated September 30, 2014.	10-K	001-35760	4.5	February 26, 2015
10.1	Amended and Restated Limited Partnership Agreement of Silver Bay Operating Partnership L.P.	10-K	001-35760	10.1	March 1, 2013
10.2	Amendment to Limited Partnership Agreement and Continuation of Business between Silver Bay Operating Partnership L.P., Silver Bay Management LLC and Silver Bay Realty Trust Corp.	10-Q	001-35760	10.4	August 7, 2014
10.3**	Silver Bay Realty Trust Corp. 2012 Equity Incentive Plan.	S-11/A	333-183838	10.8	December 4, 2012
10.4**	Form of Restricted Stock Agreement under the 2012 Equity Incentive Plan.	10-K	001-35760	10.8	March 1, 2013
10.5**	Form of Performance-Based Share Unit Agreement under the 2012 Equity Incentive Plan.	8-K	001-35760	10.1	February 19, 2015
10.6	Form of Indemnification Agreement by and between Silver Bay Realty Trust Corp. and certain officers and directors.	S-11/A	333-183838	10.10	November 23, 2012
10.7	Silver Bay Realty Trust Corp. Amended and Restated Director Compensation Policy.	10-Q	001-35760	10.6	August 8, 2013
10.8	Amended and Restated Revolving Credit Agreement, dated as of February 18, 2015, among Silver Bay Operating Partnership L.P., several property owners party thereto, SB Financing Trust Owner LLC, U.S. Bank National Association, Bank of America, National Association, JPMorgan Chase Bank, National Association and the lenders party thereto.	10-Q	001-35760	10.1	May 7, 2015
10.9	Joinder Agreement dated as of April 1, 2015 adding new borrowers to the Amended and Restated Revolving Credit Agreement dated as of February 18, 2015.	10-Q	001-35760	10.1	August 6, 2015
10.10	First Amendment dated as of October 20, 2015 to the Amended and Restated Revolving Credit Agreement dated as of February 18, 2015.	10-Q	001-35760	10.1	November 5, 2015
10.11	Loan Agreement dated as of August 12, 2014 between SBY 2014-1 Borrower LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender.	8-K	001-35760	10.1	August 18, 2014
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
_______________

*	The schedules and exhibits to this agreement have been omitted from this filing. The Company will furnish supplementally a copy of any such omitted schedules or exhibits to the SEC upon request.

**	Indicates a management contract or compensatory plan.