Form 10-Q
period 2016-03-31
Silver Bay Realty Trust Corp.
filed 2016-05-05
CIK 1557255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
or

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

As of April 28, 2016, there were 35,461,613 shares of common stock, par value $0.01 per share, outstanding.

SILVER BAY REALTY TRUST CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed or implied in any forward-looking statement. We are not able to predict all of the factors that may affect future results. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include national, regional or local economic, business, competitive, market and regulatory conditions and the following:

•
Those factors described in the discussion on risk factors in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 (and any updates to those risk factors included in Part II, Item 1A, “Risk Factors,” in this report), Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 3, "Quantitative and Qualitative Disclosures about Market Risk" in this Quarterly Report on Form 10-Q and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
Silver Bay Realty Trust Corp.
Condensed Consolidated Balance Sheets
(amounts in thousands except share data)

	March 31, 2016 (unaudited)	December 31, 2015
Assets
Investments in real estate:
Land and land improvements	$219,112	$220,110
Building and improvements	989,182	989,574
	1,208,294	1,209,684
Accumulated depreciation	(83,499)	(74,907)
Investments in real estate, net	1,124,795	1,134,777
Assets held for sale	10,146	11,184
Cash	29,395	29,028
Escrow deposits	17,035	15,472
Resident security deposits	12,739	12,521
Other assets	10,677	13,298
Total assets	$1,204,787	$1,216,280
Liabilities and Equity
Liabilities:
Securitization loan, net	$296,386	$295,741
Revolving credit facility	331,330	326,472
Accounts payable and accrued expenses	16,064	16,752
Resident prepaid rent and security deposits	14,800	14,462
Total liabilities	658,580	653,427
10% cumulative redeemable preferred stock at liquidation value, $0.01 par; 50,000,000 shares authorized, 1,000 shares issued and outstanding	1,000	1,000
Equity:
Stockholders’ equity:
Common stock $0.01 par; 450,000,000 shares authorized; 35,610,886 and 36,063,187, respectively, shares issued and outstanding	354	359
Additional paid-in capital	644,681	651,987
Accumulated other comprehensive loss	(2,063)	(1,613)
Cumulative deficit	(129,915)	(121,620)
Total stockholders’ equity	513,057	529,113
Noncontrolling interests - Operating Partnership	32,150	32,740
Total equity	545,207	561,853
Total liabilities and equity	$1,204,787	$1,216,280

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp. Condensed Consolidated Statements of Operations and Comprehensive Loss (amounts in thousands except share data) (unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Rental income	$30,424	$21,703
Other income	712	549
Total revenue	31,136	22,252
Expenses:
Property operating and maintenance	5,884	4,357
Real estate taxes	4,452	3,551
Homeowners’ association fees	436	405
Property management	2,771	2,147
Depreciation and amortization	9,366	7,111
Portfolio acquisition expense	—	755
General and administrative	3,853	3,984
Share-based compensation	572	497
Severance and other	1,667	—
Interest expense	6,212	3,486
Total expenses	35,213	26,293
Loss before other income, income taxes and non-controlling interests	(4,077)	(4,041)
Other income:
Net gain on disposition of real estate	1,285	—
Other (expense) income	(330)	266
Total other income	955	266
Loss before income taxes and non-controlling interests	(3,122)	(3,775)
Income tax expense, net	(467)	(66)
Net loss	(3,589)	(3,841)
Net loss attributable to noncontrolling interests - Operating Partnership	210	222
Net loss attributable to controlling interests	(3,379)	(3,619)
Preferred stock distributions	(25)	(25)
Net loss attributable to common stockholders	$(3,404)	$(3,644)
Loss per share - basic and diluted:
Net loss attributable to common shares	$(0.09)	$(0.10)
Weighted average common shares outstanding	36,022,953	36,428,809

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp. Condensed Consolidated Statements of Operations and Comprehensive Loss (amounts in thousands except share data) (unaudited)

	Three Months Ended March 31,
	2016	2015
Comprehensive Loss:
Net loss	$(3,589)	$(3,841)
Other comprehensive loss:
Change in fair value of interest rate cap agreements	(474)	(59)
Losses reclassified into earnings from other comprehensive loss	24	—
Other comprehensive loss	(450)	(59)
Comprehensive loss	(4,039)	(3,900)
Less comprehensive loss attributable to noncontrolling interests - Operating Partnership	238	222
Comprehensive loss attributable to controlling interests	$(3,801)	$(3,678)

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp.
Condensed Consolidated Statement of Changes in Equity
(amounts in thousands except share data)
(unaudited)

	Common Stock			Accumulated Other Comprehensive Loss		Total Stockholders’ Equity	Noncontrolling Interests - Operating Partnership
	Shares	Par Value Amount	Additional Paid-In Capital		Cumulative Deficit			Total Equity
Balance at January 1, 2016	36,063,187	$359	$651,987	$(1,613)	$(121,620)	$529,113	$32,740	$561,853
Non-cash equity awards, net	123,251	—	547	—	—	547	—	547
Repurchase and retirement of common stock	(575,552)	(5)	(8,233)	—	—	(8,238)	—	(8,238)
Dividends declared	—	—	—	—	(4,916)	(4,916)	—	(4,916)
Net loss	—	—	—	—	(3,379)	(3,379)	(210)	(3,589)
Change in fair value of interest rate cap agreements	—	—	—	(474)	—	(474)	—	(474)
Losses reclassified into earnings from other comprehensive loss	—	—	—	24	—	24	—	24
Adjustment to noncontrolling interests - Operating Partnership	—	—	380	—	—	380	(380)	—
Balance at March 31, 2016	35,610,886	$354	$644,681	$(2,063)	$(129,915)	$513,057	$32,150	$545,207

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp. Condensed Consolidated Statements of Cash Flows (amounts in thousands) (unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(3,589)	$(3,841)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,366	7,111
Non-cash share-based compensation	547	478
Losses reclassified into earnings from other comprehensive loss	24	—
Amortization and write-off of deferred financing costs	1,153	1,023
Amortization of discount on securitization loan	75	75
Net gain on disposition of real estate	(1,285)	—
Other	415	219
Net change in assets and liabilities:
(Increase) decrease in escrow cash for operating activities and debt reserves	(1,570)	2,683
Decrease (increase) in other assets	397	(966)
(Decrease) increase in accounts payable, accrued expenses, and prepaid rent	(80)	1,477
Net cash provided by operating activities	5,453	8,259
Cash Flows From Investing Activities:
Purchase of investments in real estate	—	(9,897)
Capital improvements of investments in real estate	(4,068)	(9,502)
Decrease (increase) in escrow cash for investing activities	7	(4,630)
Proceeds from disposition of real estate	7,342	1,240
Other	—	(43)
Net cash provided by (used in) investing activities	3,281	(22,832)
Cash Flows From Financing Activities:
Payments on securitization loan	—	(520)
Proceeds from revolving credit facility	7,732	15,125
Payments on revolving credit facility	(2,874)	—
Deferred financing costs paid	(9)	(4,712)
Purchase of interest rate cap agreements	—	(2,250)
Repurchase and retirement of common stock	(8,238)	(7,668)
Dividends paid	(4,978)	(2,359)
Net cash used in financing activities	(8,367)	(2,384)
Net change in cash	367	(16,957)
Cash at beginning of period	29,028	49,854
Cash at end of period	$29,395	$32,897

Supplemental disclosure of cash flow information:
Decrease in fair value of interest rate cap agreements	$474	$59
Noncash investing and financing activities:
Common stock and unit dividends declared, but not paid	$4,916	$3,454
Financing costs in accounts payable	$—	$178
Capital improvements in accounts payable	$487	$1,543

See accompanying notes to the condensed consolidated financial statements.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2016
(amounts in thousands, except share data and property counts)

Note 1.  Organization and Operations

Silver Bay Realty Trust Corp. ("Silver Bay" or the "Company") is a Maryland corporation that focuses on the acquisition, renovation, leasing and management of single-family properties in select markets in the United States.

As of March 31, 2016, the Company owned 8,981 single-family properties for rental purposes in Arizona, California, Florida, Georgia, Nevada, North Carolina, Ohio, South Carolina and Texas, excluding properties reflected as assets held for sale on its condensed consolidated balance sheets.

In connection with its initial public offering, the Company restructured its ownership to conduct its business through a traditional umbrella partnership in which substantially all of its assets are held by, and its operations are conducted through, Silver Bay Operating Partnership L.P. (the "Operating Partnership"), a Delaware limited partnership. This structure is commonly referred to as an "UPREIT". The Company's wholly owned subsidiary, Silver Bay Management LLC, is the sole general partner of the Operating Partnership. As of March 31, 2016, the Company owned, through a combination of direct and indirect interests, 94.1% of the partnership interests in the Operating Partnership.

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

During 2015, the Company acquired a portfolio of 2,461 properties from The American Home Real Estate Investment Trust, Inc. (the "Portfolio Acquisition"). The acquisition was substantially completed on April 1, 2015 with an aggregate purchase price of $263,000. The Portfolio Acquisition was financed using proceeds obtained under the Company's revolving credit facility, which was amended and restated on February 18, 2015 to increase the borrowing capacity to $400,000 from $200,000. The properties acquired in the Portfolio Acquisition are primarily located in Atlanta, GA, Charlotte, NC, Tampa, FL and Orlando, FL.

Note 2.  Basis of Presentation and Significant Accounting Policies

Consolidation and Basis of Presentation

The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2016 and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2016 may not be indicative of the results for a full year.

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
Three Months Ended March 31, 2016
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

Income Taxes

The Company intends to operate and to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") and intends to comply with the requirements of the Code relating to REITs. The Company has TRSs where certain investments may be made and activities conducted that may have otherwise been subject to the prohibited transactions tax and may not be favorably treated for purposes of complying with the various requirements for REIT qualification. The income and losses within the TRSs are subject to federal, state, and local income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The Company recognized income tax expense of $467 in the three months ended March 31, 2016 compared to $66 in the prior year period primarily related to income taxes on net gain on disposition of real estate in the TRS entities.

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

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. This update is intended to improve targeted areas of consolidation guidance by simplifying the consolidation evaluation process, and by placing more emphasis on risk of loss when determining a controlling financial interest. The Company adopted ASU 2015-02 during the quarter ended March 31, 2016. Based on the Company's review and subsequent analysis of its legal entities structure, the Company concluded that the Operating Partnership is a VIE as the limited partners of the Operating Partnership do not have substantive kick-out rights. As the general partner and controlling owner of 94.1% of the Operating Partnership, the Company will continue to consolidate the Operating Partnership under this new guidance.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the original issue discount rather than as an

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2016
(amounts in thousands, except share data and property counts)

asset. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU and will continue to be reported as interest expense. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. The Company adopted this ASU as of January 1, 2016 and as a result of the retrospective adoption of this guidance, deferred financing costs, net of amortization of $7,569 and $8,139 at March 31, 2016 and December 31, 2015, respectively, are netted against the carrying values of the securitization loan. Previously, these costs were recorded as part of deferred financing costs, net. Additionally, in accordance with ASU No. 2015-15, Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, issued in August 2015, the Company will continue to present debt issuance costs related to its revolving credit facility as an asset within other assets on the condensed consolidated balance sheets and amortize them ratably over the term of the related facility.

In February 2016, the FASB issued ASU 2016-02, Leases, which will require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than one year. Lessor accounting will remain similar to lessor accounting under previous GAAP, while aligning with the FASB's new revenue recognition guidance. The guidance will be effective for the Company for annual reporting periods beginning after December 15, 2018, and for interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU include multiple provisions intended to simplify various aspects of the accounting for share-based payments. The guidance will be effective for annual reporting periods beginning after December 15, 2016, and for interim reporting periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

Note 3. Investments in Real Estate

Sale of Real Estate Assets

During the three months ended March 31, 2016 and 2015, the Company sold certain properties for an aggregate sales price of $7,342 and $1,240, respectively, resulting in an aggregate net gain of $1,285 and $0, respectively, which has been classified as net gain on disposition of real estate in the condensed consolidated statements of operations and comprehensive loss. In connection with these asset sales, certain debt repayments were made. In accordance with ASU 2014-08, the disposals were not considered a discontinued operation. Any holding costs associated with homes being sold are reflected within held for sale expenses and are classified as other (expense) income in the condensed consolidated statements of operations and comprehensive loss.

In connection with assets held for sale, the Company recognized $59 and $0 in impairment charges for the three months ended March 31, 2016 and 2015 classified within other (expense) income on the condensed consolidated statements of operations and comprehensive loss.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2016
(amounts in thousands, except share data and property counts)

Note 4.  Debt

The following table presents the Company's debt as of March 31, 2016 and December 31, 2015:

				Carrying Amount
	Interest Rate as of March 31, 2016		Maturity Date	March 31, 2016	December 31, 2015
Securitization loan	2.41%	(1)	September 9, 2019 (2)	$304,966	$304,966
Unamortized original issue discount (3)				(1,011)	(1,086)
Unamortized deferred financing costs				(7,569)	(8,139)
Securitization loan, net				296,386	295,741
Revolving credit facility	3.63%	(4)	February 18, 2018 (5)	331,330	326,472
Total				$627,716	$622,213

(1)
The securitization loan provides for monthly payments at a blended rate equal to the one-month LIBOR plus 1.84% and a monthly servicing fee of 0.1355% (excluding the amortization of the original issue discount and deferred financing costs).

(2)
The securitization loan has an initial term of two years, with three, 12-month extension options, resulting in a fully extended maturity date of September 9, 2019. The extension options may be executed provided there is no event of default under the securitization loan, a replacement interest rate cap agreement is obtained in a form reasonably acceptable to the lender and the other terms set forth in the loan agreement are complied with.

(3)	The original issue discount will be accreted and recognized to interest expense through the fully extended maturity date of September 9, 2019.

(4)	As amended, the revolving credit facility bears interest at a varying rate of three-month LIBOR plus 3.0% LIBOR floor of 0.0%.

(5)
The revolving credit facility provides for a borrowing capacity of up to $400,000 and has a maturity date of February 18, 2018. In the final year of the revolving credit facility, all cash generated by the properties in the Pledged Subsidiaries (as defined below) must be used to pay down the principal amount outstanding under the revolving credit facility.

Securitization Loan

On August 12, 2014, the Company completed a securitization transaction (the "Securitization Transaction") in which a newly-formed special purpose entity (the "Borrower") entered into a loan with a third-party lender for $312,667 represented by a promissory note (the "Securitization Loan"). The Borrower is wholly-owned by another special purpose entity (the "Equity Owner"), and the Equity Owner is wholly-owned by the Operating Partnership. The Borrower and Equity Owner are separate legal entities, but continue to be reported in the Company’s condensed consolidated financial statements.

The Securitization Loan provides for monthly payments at a blended rate equal to the one-month LIBOR plus 1.84% and a monthly servicing fee of 0.1355% (excluding the amortization of the original issue discount and deferred financing costs). The Securitization Loan has a blended effective rate of one-month LIBOR plus 1.94%, including the amortization of the original issue discount, plus monthly servicing fees of 0.1355%. The Securitization Loan was issued at a discount of $1,503, which will be accreted and recognized to interest expense through the fully extended maturity date of September 9, 2019. In the three months ended March 31, 2016 and 2015, the Company incurred gross interest expense of $1,839 and $1,655, respectively, excluding amortization of the discount, deferred financing costs and other fees. As of March 31, 2016 and December 31, 2015, the loan had a weighted-average interest rate of 2.41% and 2.30%, respectively, which is inclusive of the monthly servicing fees, but excludes amortization of the original issue discount and deferred financing costs.

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
Three Months Ended March 31, 2016
(amounts in thousands, except share data and property counts)

As part of the Securitization Transaction, the Securitization Loan (including the related promissory note) was transferred by the third-party lender to one of the Company's subsidiaries and subsequently deposited into a REMIC trust in exchange for pass-through certificates. The pass-through certificates represent the entire beneficial interest in the trust and were sold to investors in a private offering through the placement agents retained for the transaction for gross proceeds of $311,164, net of the original issue discount of $1,503.

All amounts outstanding under the Securitization Loan are secured by first priority mortgages on the Securitization Properties, a pool of approximately 3,000 properties, in addition to the equity interests in, and certain assets of, the Borrower. The amounts outstanding under the Securitization Loan and certain obligations contained therein are guaranteed by the Operating Partnership only in the case of certain bad acts (including bankruptcy) as outlined in the transaction documents. As long as the Securitization Loan is outstanding, the assets of the Borrower and Equity Owner are not available to satisfy the debts and obligations of the Company or its other consolidated subsidiaries and the liabilities of the Borrower and Equity Owner are not liabilities of the Company (excluding, for this purpose, the Borrower and Equity Owner) or its other consolidated subsidiaries. The Company is permitted to receive distributions from the Borrower out of unrestricted cash as long as the Borrower is current with all payments and in compliance with all other obligations under the Securitization Loan.

The Securitization Loan provides for the restriction of cash whereby the Company must set aside funds for payment of real estate taxes, capital expenditures and other reserves associated with the Securitization Properties. As of March 31, 2016 and December 31, 2015, the Company had $2,982 and $2,281, respectively, included in escrow deposits associated with the required reserves. There is also a cash management account controlled by the lender for the collection of all rents and cash generated by the Borrower's properties. In the event of default, the lender may apply funds, as the lender elects, from the cash management account, foreclose on its security interests, appoint a new property manager, and in limited circumstances, enforce the Company's guaranty. As of March 31, 2016 and December 31, 2015, the cash management account had a balance of $2,816 and $2,858, respectively, classified as escrow deposits on the condensed consolidated balance sheets.

The Securitization Loan does not contractually restrict the Company's ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. The Securitization Loan documents require the Company to maintain certain covenants, including a minimum debt yield on the Securitization Properties, and contain customary events of default for a loan of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments and cross-default with certain other indebtedness. As of March 31, 2016 and December 31, 2015, the Company believes it was in compliance with all financial covenants.

Revolving Credit Facility

Certain of the Company's subsidiaries have a revolving credit facility (the "revolving credit facility") with a syndicate of banks. On February 18, 2015, the Company amended and restated the revolving credit facility to increase the borrowing capacity to $400,000 from $200,000 and subsequently amended the revolving credit facility to address certain interest calculation mechanics. As amended, the revolving credit facility bears interest at a varying rate of three-month LIBOR plus 3.0% subject to a LIBOR floor of 0.00%. Prior to the amendment, the revolving credit facility bore interest at varying rates of three-month LIBOR plus 3.50% subject to a LIBOR floor of 0.50%, payable monthly. The Company is also required to pay a monthly fee on the unused portion of the revolving credit facility at a rate of 0.50% per annum, when the balance outstanding is less than $200,000, or 0.30% per annum when the balance outstanding is equal to or greater than $200,000. As part of the amendment, the term of the revolving credit facility was extended to February 18, 2018 and the advance rate for borrowings was increased to 65% from 55%. The advance rate is based on the aggregate value of the eligible properties which value is calculated as the lesser of (a) the third-party broker price opinion value or (b) the original purchase price plus certain renovation and other capitalized costs of the properties. The Company used proceeds from the revolving credit facility to fund the Portfolio Acquisition. The remaining proceeds were used for working capital and other corporate purposes, including the acquisition, financing and renovation of properties.

As of March 31, 2016 and December 31, 2015, $331,330 and $326,472, respectively, was outstanding under the revolving credit facility. As of both March 31, 2016 and December 31, 2015, the interest rate on the revolving credit facility was 3.63%. In the three months ended March 31, 2016 and 2015, the Company incurred $3,055 and $973, respectively, in gross interest expense on the revolving credit facility, excluding amortization of deferred financing costs and before the effect of capitalizing interest related to property renovations.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2016
(amounts in thousands, except share data and property counts)

All amounts outstanding under the revolving credit facility are collateralized by the equity interests and assets of certain of the Company’s subsidiaries ("Pledged Subsidiaries"), which exclude the owners of the Securitization Properties. The amounts outstanding under the revolving credit facility and certain obligations contained therein are guaranteed by the Company and the Operating Partnership only in the case of certain bad acts (including bankruptcy) and up to $20,000 for completion of certain property renovations, as outlined in the credit documents. As of March 31, 2016 there were approximately 5,800 properties pledged as collateral under the revolving credit facility.

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

The revolving credit facility does not contractually restrict the Company’s ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. For example, in the final year of the revolving credit facility, all cash generated by the properties in the Pledged Subsidiaries must be used to pay down the principal amount outstanding under the revolving credit facility. The revolving credit facility requires the Company to meet certain quarterly financial tests pertaining to net worth, total liquidity, debt yield and debt service coverage ratios, as defined by the revolving credit facility agreement. The Company must maintain, as defined by the agreement, total liquidity of $25,000 and a net worth of at least $125,000, as determined in accordance with the revolving credit facility agreement. The Company believes it was in compliance with all financial covenants under the revolving credit facility as of March 31, 2016, and December 31, 2015. The revolving credit facility also provides for the restriction of cash whereby the Company must set aside funds for payment of insurance, real estate taxes and certain property operating and maintenance expenses associated with properties in the Pledged Subsidiaries' portfolios. As of March 31, 2016 and December 31, 2015, the Company had $11,027 and $10,101, respectively, included in escrow deposits associated with the required reserves. The revolving credit facility also contains customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.

Deferred Financing Costs

Costs incurred in the placement of the Company’s debt are being amortized using the straight-line method, which approximates the effective interest method, over the terms of the related debt. Amortization of deferred financing costs is recorded as interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

In connection with its Securitization Loan, the Company incurred no deferred financing costs for the three months ended March 31, 2016 and deferred financing costs of $477 for the three months ended March 31, 2015. The costs are being amortized through September 9, 2019, the fully extended maturity date of the Securitization Loan. In connection with its revolving credit facility, the Company incurred deferred financing costs of $9 and $4,413, respectively, for the three months ended March 31, 2016 and 2015.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2016
(amounts in thousands, except share data and property counts)

Interest Expense

The following table presents the Company's total interest expense for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Gross interest expense (1)	$4,894	$2,628
Amortization of discount on Securitization Loan	75	75
Amortization and write-off of deferred financing costs	1,153	1,023
Other interest (2)	90	30
Capitalized interest (3)	—	(270)
Total interest expense	$6,212	$3,486

(1)	Includes the Securitization Loan's monthly servicing fees.

(2)	Includes monitoring service fees and losses reclassified from accumulated other comprehensive loss into income (see Note 7).

(3)	The Company capitalizes interest for properties undergoing renovation activities and purchased subsequent to the Company obtaining debt in May 2013.

Interest Rate Cap Agreements

The variable rate of interest on the Company's debt exposes the Company to interest rate risk. The Company seeks to manage this risk through the use of interest rate cap agreements. As of March 31, 2016, the Company had one interest rate cap agreement at LIBOR of 3.1085% with a notional amount of $312,667 and a termination date of September 15, 2016 to hedge interest rate risk associated with our Securitization Loan and one forward-starting interest rate cap agreement at LIBOR of 3.1085% with a notional amount of $200,000 to hedge interest rate risk associated with its Securitization Loan for the period September 15, 2016 through September 15, 2019. As of March 31, 2016, the Company also had two interest rate cap agreements at LIBOR of 3.0% with an aggregate notional amount of $349,100 and termination dates of February 17, 2018 and February 18, 2018 to hedge interest rate risk associated with its revolving credit facility. During the three months ended March 31, 2016 and 2015, the Company incurred $0 and $2,250, respectively, in connection with the purchase of interest rate cap agreements.

The Company determined that the interest rate caps held as of March 31, 2016 qualify for hedge accounting and, therefore, designated the derivatives as cash flow hedges with future changes in fair value recognized through other comprehensive loss (see Note 7). Ineffectiveness is calculated as the amount by which the change in fair value of the derivatives exceeds the change in the fair value of the anticipated cash flows related to the corresponding debt.

Note 5.  Stockholders’ Equity

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

In the three months ended March 31, 2016, the Company repurchased and retired 545,223 shares under the program for a total cost of $7,867, at an average purchase price of $14.43 per share, inclusive of commissions. During the three months

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2016
(amounts in thousands, except share data and property counts)

ended March 31, 2015, the Company repurchased and retired 470,417 shares under the program for a total cost of $7,601, at an average purchase price of $16.16 per share, inclusive of commissions.

Common Stock Dividends

The following table presents cash dividends declared by the Company on its common stock during the three months ended March 31, 2016, and the four immediately preceding quarters:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share
March 23, 2016	April 4, 2016	April 15, 2016	$0.13
December 17, 2015	December 28, 2015	January 8, 2016	0.13
September 25, 2015	October 6, 2015	October 16, 2015	0.12
June 17, 2015	June 29, 2015	July 10, 2015	0.12
March 25, 2015	April 6, 2015	April 17, 2015	0.09

Preferred Stock Dividends

The following table presents cash dividends declared by the Company on its 10% cumulative redeemable preferred stock during the three months ended March 31, 2016, and the four immediately preceding quarters:

Declaration Date	Payment Date	Cash Dividend per Share
March 30, 2016	April 15, 2016	$26.94
January 8, 2016	January 8, 2016	22.78
September 29, 2015	October 16, 2015	26.67
June 17, 2015	June 30, 2015	23.06
March 25, 2015	April 17, 2015	27.22

Note 6.  Earnings (Loss) Per Share

The following table presents a reconciliation of net loss attributable to common stockholders and shares used in calculating basic and diluted earnings (loss) per share ("EPS") for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Net loss attributable to controlling interests	$(3,379)	$(3,619)
Preferred stock distributions	(25)	(25)
Net loss attributable to common stockholders	$(3,404)	$(3,644)
Basic and diluted weighted average common shares outstanding	36,022,953	36,428,809
Net loss per common share - basic and diluted	$(0.09)	$(0.10)

A total of 2,231,511 common units not owned by the Company were outstanding for the three months ended March 31, 2016 and 2015, but have been excluded from the calculation of diluted EPS as their inclusion would not be dilutive. In addition, 105,000 and 165,000 performance stock units have been excluded from the calculation of diluted EPS for the three months ended March 31, 2016 and 2015, respectively, as their inclusion would not be dilutive.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2016
(amounts in thousands, except share data and property counts)

Note 7.  Derivative and Other Fair Value Instruments

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

The following tables provide a summary of the aggregate fair value measurements for the interest rate cap agreements and the location within the condensed consolidated balance sheets at March 31, 2016 and December 31, 2015, respectively:

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	March 31, 2016	Quoted Prices (Unadjusted) for Identical Assets/Liabilities (Level 1)	Quoted Prices for Similar Assets and Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Caps (cash flow hedges)	Other Assets	$244	$—	$244	$—
Interest Rate Caps (not designated as hedging instruments)	Other Assets	3	—	3	—
		$247	$—	$247	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	December 31, 2015	Quoted Prices (Unadjusted) for Identical Assets/Liabilities (Level 1)	Quoted Prices for Similar Assets and Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Caps (cash flow hedges)	Other Assets	$712	$—	$712	$—
Interest Rate Caps (not designated as hedging instruments)	Other Assets	9	—	9	—
		$721	$—	$721	$—

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2016
(amounts in thousands, except share data and property counts)

The following table provides a summary of the effect of cash flow hedges on the Company's condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2016:

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss on Derivative	Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Interest Rate Caps	$(474)	Interest Expense	$(24)	N/A	$—

The following table provides a summary of the effect of cash flow hedges on the Company's condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2015:

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss on Derivative	Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Interest Rate Caps	$(59)	Interest Expense	$—	N/A	$—

As of March 31, 2016 and December 31, 2015, there were $2,063 and $1,613, respectively, in deferred losses in accumulated other comprehensive loss related to interest rate cap agreements. The Company expects to recognize $319 in interest expense during the twelve months ending March 31, 2017, pertaining to the interest rate cap agreements, which will be reclassified out of accumulated other comprehensive loss in accordance with the amortization schedules established upon designation of the interest rate caps as cash flow hedges.

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

Fair Value of Other Financial Instruments

In accordance with ASC 820, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the condensed consolidated balance sheets, for which fair value can be estimated.  The following describes the Company’s methods for estimating the fair value for financial instruments. Descriptions are not provided for those items that have zero balances as of March 31, 2016.

•
Cash, escrow deposits, resident prepaid rent and security deposits, resident rent receivable (included in other assets), accounts payable, and accrued property expenses have carrying values which approximate fair value because of the short-term nature of these instruments. The Company categorizes the fair value measurement of these assets and liabilities as Level 1.

•
The Company’s revolving credit facility has a floating interest rate based on an index plus a spread and the credit spread is consistent with those demanded in the market for facilities with similar risk and maturities. Accordingly, the interest rate on this borrowing is at market, and thus, the carrying value of the debt approximates fair value as of March 31, 2016. The Company categorizes the fair value measurement of this liability as Level 2.

•
The fair value of the Company's Securitization Loan was $291,936 as of March 31, 2016, based on an average of market quotations. The Company categorizes the fair value measurement of this liability as Level 2.

•
The Company’s 10% cumulative redeemable preferred stock had a fair value which approximates its liquidation value at March 31, 2016. The Company categorizes the fair value measurement of this instrument as Level 2.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2016
(amounts in thousands, except share data and property counts)

Note 8.  Commitments and Contingencies

Concentrations

As of March 31, 2016, approximately 58% of the Company’s properties were located in Atlanta, GA, Phoenix, AZ, and Tampa, FL, which exposes the Company to greater economic risks than if the Company owned a more geographically dispersed portfolio.

Resident Security Deposits

As of March 31, 2016, the Company had $12,739 in resident security deposits. Security deposits are refundable, net of any outstanding charges and fees, upon expiration of the underlying lease.

Legal and Regulatory

From time to time, the Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of the Company's business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material adverse effect on the Company's condensed consolidated financial statements, and therefore no accrual has been recorded as of March 31, 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under “Special Note Regarding Forward-Looking Statements” included in this report. In addition, our actual results could differ materially from those projected in such forward-looking statements as a result of the factors discussed under “Special Note Regarding Forward-Looking Statements” as well as the risk factors described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 and any updates to those risk factors included in Part II, Item 1A, “Risk Factors,” of this report.

Overview

We are an internally-managed Maryland corporation that focuses on the acquisition, renovation, leasing, and management of single-family properties in select markets in the United States. Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We generate virtually all of our revenue by leasing our portfolio of single-family properties. As of March 31, 2016, we owned 8,981 single family properties for rental purposes in Arizona, California, Florida, Georgia, Nevada, North Carolina, Ohio, South Carolina and Texas, excluding properties reflected as assets held for sale on our condensed consolidated balance sheets.

We have elected to be treated as a real estate investment trust ("REIT") for U.S. federal tax purposes, commencing with, and in connection with the filing of our federal tax return for, our taxable year ended December 31, 2012. As a REIT, we generally are not subject to federal income tax on the taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax at regular corporate rates. Even if we continue to qualify for taxation as a REIT, we may be subject to some federal, state and local taxes on our income or property. In addition, the income of our taxable REIT subsidiaries ("TRS") is subject to taxation at regular corporate rates.

Silver Bay Realty Trust Corp. was incorporated in Maryland in June 2012. Silver Bay Realty Trust Corp. conducts its business and owns all of its properties through Silver Bay Operating Partnership L.P. (the "Operating Partnership"), a Delaware limited partnership. Silver Bay Realty Trust Corp.’s wholly owned subsidiary, Silver Bay Management LLC (the "General Partner") is the sole general partner of the Operating Partnership. Silver Bay Realty Trust Corp. has no material assets or liabilities other than its investment in the Operating Partnership. As of March 31, 2016, Silver Bay Realty Trust Corp. owned, through a combination of direct and indirect interests, 94.1% of the partnership interests in the Operating Partnership. Except as otherwise required by the context, references to the “Company,” “Silver Bay,” “we,” “us” and “our” refer collectively to Silver Bay Realty Trust Corp., the Operating Partnership and the direct and indirect subsidiaries of each.

During 2015, we acquired a portfolio of 2,461 properties from The American Home Real Estate Investment Trust, Inc.(the "Portfolio Acquisition"). The acquisition was substantially completed on April 1, 2015 with an aggregate purchase price of $263.0 million. The Portfolio Acquisition was financed using proceeds obtained under our revolving credit facility, which was amended and restated on February 18, 2015 to increase the borrowing capacity to $400.0 million from $200.0 million. The properties acquired in the Portfolio Acquisition are primarily located in Atlanta, GA, Charlotte, NC, Tampa, FL and Orlando, FL.

Property Portfolio

Our investments in real estate consist of single-family properties located in select markets. As of March 31, 2016, we owned 8,981 single-family properties, excluding properties held for sale, in the following markets:

Market	Number of Properties (1)	Aggregate Cost Basis (2) (in thousands)	Average Cost Basis Per Property	Average Age (in years) (3)	Average Square Footage
Atlanta	2,712	$317,249	$116,980	22.0	1,801
Phoenix	1,424	203,182	142,684	27.2	1,636
Tampa	1,113	159,955	143,715	27.6	1,623
Charlotte (4)	685	85,004	124,093	15.7	1,645
Dallas	503	67,630	134,453	24.0	1,619
Orlando	493	66,036	133,947	28.6	1,500
Jacksonville	452	59,708	132,097	27.4	1,537
Southeast FL (5)	384	76,697	199,732	44.6	1,494
Northern CA (6)	382	72,831	190,657	47.4	1,399
Las Vegas	290	41,291	142,383	19.7	1,717
Columbus	284	33,161	116,764	38.6	1,414
Tucson	209	17,566	84,048	43.0	1,330
Southern CA (7)	50	7,984	159,680	46.8	1,375
Totals	8,981	$1,208,294	$134,539	26.9	1,642

(1)
Total properties exclude properties reflected as assets held for sale on our condensed consolidated balance sheets and any properties previously acquired in purchases that have been subsequently rescinded or vacated.

(2)
Aggregate cost basis includes all capitalized costs, determined in accordance with U.S. generally accepted accounting principles ("GAAP"), incurred through March 31, 2016 for the acquisition, stabilization, and significant post-stabilization renovation of properties, including land, building, possession costs and renovation costs. Aggregate cost basis includes $17.4 million in capital improvements, incurred from our formation through March 31, 2016, made to properties that had been previously renovated, but does not include accumulated depreciation.

(3)
As of March 31, 2016, approximately 4% of our properties were less than 10 years old, 38% were between 10 and 20 years old, 19% were between 20 and 30 years old, 19% were between 30 and 40 years old, 10% were between 40 and 50 years old, and 10% were more than 50 years old. Average age is an annual calculation.

(4)	Charlotte market includes properties in South Carolina due to its proximity to Charlotte, North Carolina.

(5)	Southeast Florida market currently consists of Miami-Dade, Broward and Palm Beach counties.

(6)	Northern California market currently consists of Contra Costa, Napa and Solano counties.

(7)	Southern California market currently consists of Riverside and San Bernardino counties.

Recent Highlights of 2016

•	Aggregate occupancy as of March 31, 2016 was 96.9% as compared to 92.2% as of March 31, 2015.

•
Net loss was $3.6 million in the first quarter of 2016 compared to $3.8 million in the first quarter of 2015. Net loss attributable to common stockholders was $3.4 million, or $0.09 per share, in the first quarter of 2016 compared to $3.6 million, or $0.10 per share, in the first quarter of 2015.

•	We grew net operating income ("NOI") to $17.6 million, or 56.5% as a percentage of revenue, in the first quarter of 2016 from $11.9 million for the prior year period.

•	Same-Home NOI grew 6.4%, to $12.1 million in the first quarter of 2016 from $11.3 million in the first quarter of 2015.

•
We grew funds from operations ("FFO") to $4.6 million, or $0.12 per share, in the first quarter of 2016 from $3.0 million, or $0.08 per share, in the first quarter of 2015. Core funds from operations ("Core FFO") increased to $7.2 million, or $0.19 per share, in the first quarter of 2016 from $4.5 million, or $0.12 per share, in the first quarter of 2015.

•	On March 23, 2016, we declared a $0.13 per share dividend on our common stock compared to a $0.09 per share dividend in the first quarter of 2015.

•
We sold 53 single-family homes for total gross proceeds of $7.3 million in the first quarter of 2016. Net gain for these sales totaled $1.3 million during the three months ended March 31, 2016, excluding the net gain on homes acquired in the Portfolio Acquisition whose gain will be re-allocated to the purchase price within one year of the acquisition.

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

Acquisitions

Although we continue to review potential acquisition opportunities from time to time, we are not actively acquiring new properties at this time. If we were to resume acquiring new properties, our ability to identify and acquire single-family properties that meet our investment criteria will be affected by home prices in our markets, the inventory of properties available through our acquisition channels, competition for our target assets, and our capital available for investment. Acquisitions may be financed from various sources, including proceeds from the sale of equity securities, retained cash flow, debt financings, securitizations, or the issuance of common units in the Operating Partnership. Availability of financing from such sources on acceptable terms will greatly impact our pace of acquisitions, as will any preference we may then have for portfolio acquisitions, which are inherently less predictable than purchases through other channels.

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
The following table summarizes the leasing status of our properties as of March 31, 2016:

Market	Number of Properties	Properties Leased	Properties Vacant	Aggregate Portfolio Occupancy Rate	Average Monthly Rent (1)	Average Remaining Lease Term (Months) (2)
Atlanta	2,712	2,623	89	96.7%	$1,072	8.2
Phoenix	1,424	1,404	20	98.6%	1,109	7.4
Tampa	1,113	1,070	43	96.1%	1,306	8.0
Charlotte	685	653	32	95.3%	1,072	7.2
Dallas	503	482	21	95.8%	1,304	8.9
Orlando	493	481	12	97.6%	1,170	7.1
Jacksonville	452	439	13	97.1%	1,144	8.8
Southeast FL	384	363	21	94.5%	1,669	7.5
Northern CA	382	380	2	99.5%	1,632	7.3
Las Vegas	290	287	3	99.0%	1,200	7.0
Columbus	284	273	11	96.1%	1,074	8.7
Tucson	209	203	6	97.1%	846	6.0
Southern CA	50	44	6	88.0%	1,198	3.9
Totals	8,981	8,702	279	96.9%	$1,178	7.8

(1)
Average monthly rent for leased properties was calculated as the average of the contracted monthly rent for all leased properties as of March 31, 2016 and reflects rent concessions amortized over the life of the related lease.

(2)	Average remaining lease term assumes a remaining term of 30 days for leases in month-to-month status.

Aggregate portfolio occupancy increased to 96.9% as of March 31, 2016 compared to 95.8% as of December 31, 2015.

In the quarter ended March 31, 2016, 645 properties turned over compared to 381 in the quarter ended March 31, 2015. This turnover number includes move-outs, evictions and lease breaks on our stabilized portfolio. Quarterly turnover represents the number of properties turned over in the period divided by the number of properties in stabilized status at period-end. Quarterly turnover for the three months ended March 31, 2016 was 7.2% compared to 5.8% for the three months ended March 31, 2015. The increase in the quarterly turnover rate stemmed largely from a higher percentage of portfolio wide lease expirations occurring in the first quarter of 2016 as opposed to the first quarter of 2015. The total number of properties with lease expirations in the three months ended March 31, 2016 was 2,483, including properties with month-to-month occupancy in the period. Of these properties, 472 properties turned over (an 81.0% retention rate for these properties).

The following is a summary of our turnover percentage, by quarter, for the trailing twelve-month periods ended March 31, 2016 and 2015:

Turnover (1)
March 31, 2016	7.2%
December 31, 2015	6.6%
September 30, 2015	8.2%
June 30, 2015	7.0%
Total turnover for twelve months ended March 31, 2016	29.0%

Turnover (1)
March 31, 2015	5.8%
December 31, 2014	6.6%
September 30, 2014	8.9%
June 30, 2014	8.1%
Total turnover for twelve months ended March 31, 2015	29.4%

(1)	Quarterly turnover percentage represents the number of properties turned over in each respective period divided by the number of properties in stabilized status as of each respective period-end.

Same-Home Properties. We refer to our Same-Home properties as those properties (1) that we had stabilized and for which we had completed the initial renovation as of January 1, 2015 and (2) that we held in operations throughout the full periods presented in both 2015 and 2016. Same-Home properties exclude properties classified as held for sale and properties taken out of service as a result of a casualty loss. We consider a property stabilized at the earlier of (1) its first authorized occupancy or (2) 90 days after the renovations for such property are complete regardless of whether the property is leased. Properties acquired with in-place leases are considered stabilized even though such properties require a future initial renovation to meet our standards and may have existing residents who would not otherwise meet our resident screening requirements.

As of March 31, 2016, we had 5,985 properties included in Same-Home properties in the following markets:

		Aggregate Occupancy		Average Monthly Rent (1)
	Number of Same-Home Properties	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Atlanta	1,054	98.0%	96.4%	$1,201	$1,159
Phoenix	1,424	98.6%	97.3%	1,109	1,073
Tampa	923	96.5%	95.6%	1,333	1,284
Charlotte	143	97.2%	86.7%	1,204	1,171
Dallas	379	95.5%	92.6%	1,312	1,281
Orlando	282	98.2%	98.9%	1,277	1,227
Jacksonville	301	98.3%	96.7%	1,127	1,106
Southeast FL	264	95.1%	94.7%	1,724	1,698
Northern CA	382	99.5%	97.9%	1,632	1,526
Las Vegas	290	99.0%	98.6%	1,200	1,166
Columbus	284	96.1%	96.8%	1,074	1,047
Tucson	209	97.1%	96.2%	846	840
Southern CA	50	88.0%	100.0%	1,198	1,210
Totals	5,985	97.6%	96.3%	$1,238	$1,197

(1)
Average monthly rent for leased properties was calculated as the average of the contracted monthly rent for all leased properties as of March 31, 2016 and 2015, respectively, and reflects rent concessions amortized over the life of the related lease.

Results of Operations

The following are our results of operations (unaudited) for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(amounts in thousands except per share data)	2016	% of Revenue	2015	% of Revenue
Condensed Consolidated Income Statement Data
Total revenue	$31,136	100.0%	$22,252	100.0%
Property operating expenses:
Property operating and maintenance	5,884	18.9%	4,357	19.6%
Real estate taxes	4,452	14.3%	3,551	16.0%
Homeowners’ association fees	436	1.4%	405	1.8%
Property management	2,771	8.9%	2,147	9.6%
Total property operating expenses	$13,543	43.5%	$10,460	47.0%

Loss before other income (expense) and income taxes	$(4,077)		$(4,041)

Net loss	$(3,589)		$(3,841)

Net loss attributable to common stockholders	$(3,404)		$(3,644)

Net loss per share attributable to common shares - basic and diluted	$(0.09)		$(0.10)

Net operating income (1)	$17,593	56.5%	$11,876	53.4%

Same-Home Properties Income Statement Data (2)
Total revenue	$21,851	100.0%	$20,742	100.0%
Same-Home property operating expenses:
Property operating and maintenance	4,339	19.9%	3,845	18.5%
Real estate taxes	3,175	14.5%	3,171	15.3%
Homeowners' association fees	341	1.6%	375	1.8%
Property management	1,933	8.8%	2,012	9.7%
Same-Home property operating expenses	9,788	44.8%	9,403	45.3%
Same-Home net operating income (1)	$12,063	55.2%	$11,339	54.7%

(1)
Net operating income ("NOI") and Same-Home net operating income ("Same-Home NOI") are a non-GAAP financial measures we believe, when considered with the financial statements determined in accordance with GAAP, are helpful to investors in understanding our performance as a REIT. Reconciliations of NOI and Same-Home NOI to net loss prepared in accordance with GAAP are found in this Item 2 under the headings "Non-GAAP Financial Performance Measures".

(2)	See "Same-Home properties" above for information as to how we define our Same-Home property portfolio.

Comparison of the Three Months Ended March 31, 2016 and the Three Months Ended March 31, 2015

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

Total revenue increased $8.9 million, or 39.9%, in the three months ended March 31, 2016 compared to the prior year period. This increase was due primarily to the increase in the number of properties leased and, to a lesser extent, rental growth. We owned 8,702 leased properties as of March 31, 2016 as compared to 6,329 leased properties as of March 31, 2015 with aggregate occupancy rates of 96.9% and 92.2%, respectively. Our average monthly rent for leased properties in our portfolio decreased to $1,178 as of March 31, 2016 from $1,200 as of March 31, 2015 as a result of changes to portfolio mix, partially offset by rising rental rates in our markets. We calculate average monthly rent for a period as the average of the contracted monthly rent for all leased properties as of the end of such period, net of the concessions amortized over the life of the related lease.

Total revenue from Same-Home properties increased $1.1 million, or 5.3% in the three months ended March 31, 2016, compared to the prior year period. This increase was due primarily to the increase in average monthly rent and aggregate occupancy. Average monthly rent for leased properties in our Same-Home portfolio increased to $1,238 as of March 31, 2016 compared to $1,197 as of March 31, 2015. Same-Home occupancy increased to 97.6% as of March 31, 2016 compared to 96.3% as of March 31, 2015.

Expenses

Property Operating Expenses. Property operating expenses include property operating and maintenance, real estate taxes, homeowners' association fees, and property management. Included in property operating and maintenance are repairs and maintenance expenses associated with resident turnover, property insurance, bad debt and utilities and landscape maintenance on market ready properties not leased. Real estate taxes are expensed once a property is placed in service. As of March 31, 2016, we internally managed 94.4% of our portfolio, which represented all of our markets other than Las Vegas and Tucson where we use third-party managers.

Property operating expenses for the entire portfolio increased $3.1 million, or 29.5%, in the three months ended March 31, 2016 over the prior year period. This increase stemmed primarily from the significant increase in the number of properties owned and in-service during the three months ended March 31, 2016 as compared to the prior year period and the resulting increases in expenses for turnover, repairs and maintenance, real estate taxes, and property management. As a percentage of revenue, property operating expenses decreased 3.5 percentage points primarily due to decreases in real estate taxes and property management expenses calculated as a percentage of revenue.

Property operating expenses for the Same-Home properties increased $0.4 million, or 4.1%, in the three months ended March 31, 2016 over the prior year period. This increase stemmed primarily from increases in turnover costs and repairs and maintenance, offset partially by savings in property management.

Depreciation and Amortization. Depreciation and amortization includes depreciation on real estate assets placed in-service and amortization of deferred lease fees and in-place leases. Depreciation and amortization increased $2.3 million, or 31.7%, in the three months ended March 31, 2016, over the prior year period, primarily as a result of the significant increase in the number of properties owned and in-service in the three months ended March 31, 2016 as compared to the prior year period.

Portfolio Acquisition Expense. We incurred $0.8 million of costs associated with the Portfolio Acquisition in the three months ended March 31, 2015. We incurred no such costs in the three months ended March 31, 2016.

General and Administrative. General and administrative includes those costs related to being a public company and expenses associated with our corporate and administrative functions. General and administrative expense decreased $0.1 million, or 3.3%, in the three months ended March 31, 2016, over the prior year period.

Share-based Compensation. Share-based compensation expense includes costs associated with our restricted stock awards to our board of directors and certain employees and our performance stock unit awards to certain members of management.

Share-based compensation expense increased $0.1 million, in the three months ended March 31, 2016, over the prior year periods due to the issuance of 127,648 awards made in February 2016, which will vest on the first anniversary of the grant date, as long as such individual is an employee on the vesting date, subject to earlier acceleration pursuant to its terms.

Severance and Other. Severance and other consists primarily of severance and related costs for certain employees that have departed.

Interest Expense. Interest expense includes interest incurred on the outstanding balance of our debt, an unused line fee on the undrawn amount of the revolving credit facility, debt service costs, and amortization of deferred financing fees, net of certain amounts capitalized for properties undergoing renovation activities. Interest expense increased $2.7 million in the three months ended March 31, 2016, over the prior year period. The change is primarily attributable to a higher average outstanding balance of debt and amortization of additional financing fees incurred in the securitization transaction and the increase in the revolving credit facility related to financing the Portfolio Acquisition and to a lesser extent an increase in interest rates.

Total Other Income. Total other income consists of activities related to our sales of investments in real estate. Total other income increased $0.7 million in the three months ended March 31, 2016, over the prior year period. The increase in other income is primarily due to the net gain on disposition of real estate related to certain properties partially offset by an increase in held for sale operating costs.

Income Tax Expense, Net. We intend to operate and to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") and intend to comply with the requirements of the Code relating to REITs. We have TRSs where certain investments may be made and activities conducted that may have otherwise been subject to the prohibited transactions tax and may not be favorably treated for purposes of complying with the various requirements for REIT qualification. The income and losses within the TRSs are subject to federal, state, and local income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We recognized income tax expense of $0.5 million in the three months ended March 31, 2016 compared to $0.1 million in the prior year period. The increase in income tax expense is primarily related to income taxes on net gain on disposition of real estate in the TRS entities.

Critical Accounting Policies

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2015. The critical accounting policies used in preparing our interim 2016 condensed consolidated financial statements are the same as those described in our Annual Report.

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

Our critical accounting policies are those related to:

•	Revenue recognition;

•	Investments in real estate;

•	Impairment of real estate;

•	Income taxes; and

•	Derivative instruments

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

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. This update is intended to improve targeted areas of consolidation guidance by simplifying the consolidation evaluation process, and by placing more emphasis on risk of loss when determining a controlling financial interest. We adopted ASU 2015-02 during the quarter ended March 31, 2016. Based on our review and subsequent analysis of our legal entities structure, we concluded that the Operating Partnership is a variable interest entity as the limited partners of the Operating Partnership do not have substantive kick-out rights. As the general partner and controlling owner of approximately 94.1% of the Operating Partnership, we will continue to consolidate the Operating Partnership under this new guidance.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the original issue discount rather than as an asset. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU and will continue to be reported as interest expense. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. We adopted this ASU as of January 1, 2016 and as a result of the retrospective adoption of this guidance, deferred financing costs, net of amortization of $7.6 million and $8.1 million at March 31, 2016 and December 31, 2015, respectively, are netted against the carrying values of the Securitization Loan. Previously, these costs were recorded as part of deferred financing costs, net. Additionally, in accordance with ASU No. 2015-15, Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, issued in August 2015, we will continue to present debt issuance costs related to our revolving credit facility as an asset within other assets on the condensed consolidated balance sheets and amortize them ratably over the term of the related facility.

In February 2016, the FASB issued ASU 2016-02, Leases, which will require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than one year. Lessor accounting will remain similar to lessor accounting under previous GAAP, while aligning with the FASB's new revenue recognition guidance. The guidance will be effective for annual reporting periods beginning after December 15, 2018, and for interim periods within those annual periods, with early adoption permitted. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU include multiple provisions intended to simplify various aspects of the accounting for share-based payments. The guidance will be effective for annual reporting periods beginning after December 15, 2016, and for interim reporting periods within those annual periods, with early adoption permitted. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

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

Our liquidity and capital resources as of March 31, 2016 consisted of cash of $29.4 million, escrow deposits of $17.0 million, including cash held in reserve at financial institutions as required by our debt agreements of $16.8 million, and $68.7 million in additional borrowing capacity under our revolving credit facility.

We believe our cash flows from operations together with current cash and funds available under our revolving credit facility will be sufficient to fund the anticipated needs of our operations, including the renovations of certain properties in 2016. We may also opportunistically utilize the capital markets to raise additional capital, including through the issuance of debt and equity securities (including the issuance of common units in the Operating Partnership) and securitizations in the future, but there can be no assurance that we will be able to access adequate liquidity sources on favorable terms or at all.

Securitization Loan

On August 12, 2014, we completed a securitization transaction (the "Securitization Transaction") in which a newly-formed special purpose entity (the "Borrower") entered into a loan with a third-party lender for $312.7 million represented by a promissory note (the "Securitization Loan"). The Borrower is wholly owned by another special purpose entity (the "Equity Owner"), and the Equity Owner is wholly-owned by the Operating Partnership. The Borrower and Equity Owner are separate legal entities, but continue to be reported in the Company’s condensed consolidated financial statements.

The Securitization Loan has an initial term of two years with three, 12-month extension options, resulting in a fully extended maturity date of September 9, 2019 and provides for monthly payments at a blended rate equal to the one-month LIBOR plus 1.84% and a monthly servicing fee of 0.1355% (excluding the amortization of the original issue discount and deferred financing costs). The Securitization Loan has a blended effective rate of one-month LIBOR plus 1.94%, including the amortization of the original issue discount, plus monthly servicing fees of 0.1355%. The Securitization Loan was issued at a discount of $1.5 million, which will be accreted and recognized to interest expense through the fully extended maturity date of September 9, 2019.

As part of the Securitization Transaction, the Securitization Loan (including the related promissory note) was transferred by the third-party lender to one of the our subsidiaries and subsequently deposited into a REMIC trust in exchange for pass-through certificates. The pass-through certificates represent the entire beneficial interest in the trust and were sold to investors in a private offering through the placement agents retained for the transaction for gross proceeds of $311.2 million, net of the original issue discount of $1.5 million.

All amounts outstanding under the Securitization Loan are secured by first priority mortgages on the Securitization Properties, a pool of approximately 3,000 properties, in addition to the equity interests in, and certain assets of, the Borrower. The amounts outstanding under the Securitization Loan and certain obligations contained therein are guaranteed by the Operating Partnership only in the case of certain bad acts (including bankruptcy) as outlined in the transaction documents.

The Securitization Loan does not contractually restrict our ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. The Securitization Loan documents require us to maintain certain covenants, including a minimum debt yield on the Securitization Properties, and contain customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness. We believe we were in compliance with all financial covenants under the Securitization Loan as of March 31, 2016.

Revolving Credit Facility

Certain of our subsidiaries have a revolving credit facility with a syndicate of banks. On February 18, 2015, we amended and restated the revolving credit facility to increase the borrowing capacity to $400.0 million from $200.0 million and subsequently amended the revolving credit facility to address certain interest calculation mechanics. As amended, the revolving credit facility bears interest at a varying rate of three-month LIBOR plus 3.0% with a LIBOR floor of 0.0%, payable monthly. Prior to the amendment, the revolving credit facility bore interest at varying rate of three-month LIBOR plus 3.5% subject to a LIBOR floor of 0.5%. We are also required to pay a monthly fee on the unused portion of the revolving credit facility at a rate of 0.5% per annum, when the balance outstanding is less than $200.0 million or 0.3% per annum when the balance outstanding is equal to or greater than $200.0 million. As part of the amendment, the term on the revolving credit facility was extended to February 18, 2018 and the advance rate for borrowings was increased to 65% from 55%. The advance rate is based on the aggregate value of the eligible properties which value is calculated as the lesser of (a) the third-party broker price opinion value or (b) the original purchase price plus certain renovation and other capitalized costs of the properties. We used the revolving credit facility to fund the Portfolio Acquisition. The remaining proceeds were used for working capital and other corporate purposes, including the acquisition, financing and renovation of properties. At March 31, 2016, there was $331.3 million outstanding under the facility and $68.7 million in borrowing capacity.

All amounts outstanding under the revolving credit facility are collateralized by the equity interests and assets of certain of our subsidiaries ("Pledged Subsidiaries"), which exclude the owners of the Securitization Properties. The amounts outstanding under the revolving credit facility and certain obligations contained therein are guaranteed by Silver Bay Realty Trust Corp. and the Operating Partnership only in the case of certain bad acts (including bankruptcy) and up to $20.0 million for completion of certain property renovations, as outlined in the credit documents. As of March 31, 2016, there were approximately 5,800 properties pledged in the revolving credit facility.

The revolving credit facility does not contractually restrict our ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. For example, in the final year of the revolving credit facility, all cash generated by the properties in the Pledged Subsidiaries must be used to pay down the principal amount outstanding under the revolving credit facility. The revolving credit facility documents require us to meet certain quarterly financial tests pertaining to net worth, total liquidity, debt yield and debt service coverage ratios and contain customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness. We must maintain total liquidity of $25.0 million and a net worth of at least $125.0 million, in each case as determined in accordance with our revolving credit facility. We believe we were in compliance with all financial covenants under the revolving credit facility as of March 31, 2016.

Interest Rate Cap Agreements

We enter into interest rate cap agreements to manage interest rate risk associated with our variable rate debt. As of March 31, 2016, we had one interest rate cap agreement at LIBOR of 3.1085% with a notional amount of $312.7 million and a termination date of September 15, 2016 to hedge interest rate risk associated with our Securitization Loan and one forward-starting interest rate cap agreement at LIBOR of 3.1085% with a notional amount of $200.0 million to hedge interest rate risk associated with our Securitization Loan for the period September 15, 2016 through September 15, 2019. As of March 31, 2016, we also had two interest rate cap agreements at LIBOR of 3.00% with an aggregate notional amount of $349.1 million and termination dates of February 17, 2018 and February 18, 2018 to hedge interest rate risk associated with our revolving credit facility.

Operating Activities

Net cash provided by operating activities in the three months ended March 31, 2016 was $5.5 million compared to net cash provided by operating activities of $8.3 million for the three months ended March 31, 2015. Our operating cash flows during the three months ended March 31, 2016 were impacted by an increase of certain cash reserves associated with our debt. Our operating cash flows during the three months ended March 31, 2015 were driven by the release of certain cash reserves associated with our debt and an increase in operating payables since the prior year end.

Investing Activities

Our net cash related to investing activities is generally used to fund acquisitions and capital expenditures and is offset by proceeds from the disposition of real estate. Net cash provided by investing activities in the three months ended March 31, 2016 of $3.3 million was driven by $7.3 million in proceeds from the disposition of real estate. In addition, we used $4.1 million for capital improvements of which $1.7 million was attributable to our initial renovation of properties, which includes properties purchased in a portfolio purchase that have been renovated for the first time, and $2.4 million was attributable to capital improvements to properties that had been previously renovated.

The average renovation cost per property was approximately $28,500 or 25.3% of the purchase price for all properties placed in service since we commenced operations through March 31, 2016, including properties acquired with an in-place lease but excluding properties acquired from entities managed by Provident Real Estate Advisors LLC and The American Home Real Estate Investment Trust. These renovation costs included capitalized expenditures for renovations, real estate taxes, homeowners’ association dues, interest, costs required to gain possession of the property and other capitalized expenditures until the property is ready for its intended use.

Net cash used in investing activities in the three months ended March 31, 2015 was $22.8 million and was primarily the result of our acquisition and renovation of newly acquired properties. We used $9.9 million for property acquisitions and another $9.5 million on capital improvements, of which $8.2 million was attributable to our initial renovation of properties which includes properties purchased in a portfolio purchase that were renovated for the first time, and $1.3 million was attributable to capital improvements to properties that had been previously renovated.

The acquisition of properties involves payments beyond the purchase price, including payments for property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, and real estate taxes or homeowners’ association dues in arrears, along with capitalized interest on properties purchased since we obtained debt in May 2013. Typically, these costs are capitalized as components of the purchase price of the acquired asset unless the property was purchased with an existing lease. We also make significant capital expenditures to renovate and maintain our properties to Silver Bay standards. Our ultimate success depends in part on our ability to make prudent, cost-effective decisions measured over the long term with respect to these expenditures. Although we continue to review potential acquisition opportunities from time to time, we are not actively acquiring new properties at this time.

Financing Activities

Our net cash related to financing activities is generally affected by any borrowings and capital activities net of any dividends and distributions paid to our common shareholders and holders of non-controlling interests. Net cash used in financing activities in the three months ended March 31, 2016 was $8.4 million and was attributable to the repurchases and retirement of our common stock of $8.2 million, dividends paid of $5.0 million, and repayment of our revolving credit facility of $2.9 million, partially offset by a draw on the revolving credit facility of $7.7 million.

Net cash used in financing activities in the three months ended March 31, 2015 was $2.4 million and was attributable to the repurchase and retirement of our common stock of $7.7 million, the purchase of interest rate caps and other financing costs of $7.0 million, and the payment of dividends of $2.4 million, partially offset by draws on the revolving credit facility of $15.1 million.

Payment Obligations

We have an obligation to pay dividends on our outstanding 10% cumulative redeemable preferred stock with a $1.0 million aggregate liquidation preference in preference to dividends paid on our common stock.

We have elected to be treated as a REIT for U.S. federal income tax purposes. As a REIT, under U.S. federal income tax law we are required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income. Subject to the requirements of the Maryland General Corporation Law, we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our board of directors. On March 23, 2016, our board of directors declared $4.9 million in common stock dividends and common unit distributions, which were paid on April 15, 2016.

The 2,231,511 common units issued by the Operating Partnership in connection with the internalization of our former advisory manager may be redeemed for cash or, at our election, a number of our common shares on a one-for-one basis. To the extent that we redeem the common units for cash, our liquidity will decrease. As of March 31, 2016, none of the common units had been redeemed.
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

Non-GAAP Financial Performance Measures

In addition to our net loss which is presented in accordance with GAAP, we also present certain supplemental non-GAAP performance measures. These measures are not to be considered more relevant or accurate than the performance measures presented in accordance with GAAP. In compliance with applicable rules of the Securities and Exchange Commission ("SEC"), our non-GAAP measures are reconciled to net loss, the most directly comparable GAAP performance measure. As with other non-GAAP performance measures, neither the SEC nor any other regulatory body has passed judgment on these non-GAAP performance measures.

Net Operating Income and Same-Home Net Operating Income

We define net operating income ("NOI") as total revenue less property operating and maintenance, real estate taxes, homeowners’ association fees, and property management expenses. NOI excludes depreciation and amortization, portfolio acquisition expense, general and administrative expenses, share-based compensation, severance and other, interest expense, net gain on disposition of real estate, income tax expense, net and other non-comparable items as applicable. We consider NOI to be a meaningful financial measure when considered with the financial statements determined in accordance with GAAP. We believe NOI is helpful to investors in understanding the core performance of our real estate operations.

We define Same-Home properties as those properties (1) that we had stabilized and for which we had completed the initial renovation as of January 1, 2015 and (2) that were held in operations throughout the full periods presented in both 2015 and 2016. Same-Home properties exclude properties classified as held for sale and properties taken out of service as a result of a casualty loss. We consider a property stabilized at the earlier of (1) its first authorized occupancy or (2) 90 days after the renovations for such property are complete regardless of whether the property is leased. Properties acquired with in-place leases are considered stabilized even though such properties require a future initial renovation to meet our standards and may have existing residents who would not otherwise meet our resident screening requirements. We believe Same-Home NOI is a useful measure of performance because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio.

The following is a reconciliation of our NOI and Same-Home NOI to net loss as determined in accordance with GAAP for the three months ended March 31, 2016 and 2015 (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Net loss	$(3,589)	$(3,841)
Depreciation and amortization	9,366	7,111
Portfolio acquisition expense	—	755
General and administrative	3,853	3,984
Share-based compensation	572	497
Severance and other	1,667	—
Interest expense	6,212	3,486
Net gain on disposition of real estate	(1,285)	—
Other expense (income)	330	(266)
Income tax expense, net	467	66
Property operating and maintenance add back:
Market ready costs prior to initial lease and other	—	84
Net operating income	17,593	11,876
Less non-Same-Home
Total revenue	(9,285)	(1,510)
Property operating expenses	3,755	973
Same-Home net operating income	$12,063	$11,339

Net operating income as a percentage of total revenue	56.5%	53.4%
Same-Home net operating income as a percentage of Same-Home total revenue	55.2%	54.7%

Neither NOI nor Same-Home NOI should be considered an alternative to net loss or net cash flows from operating activities, as determined in accordance with GAAP, as indications of our performance or as measures of liquidity. Although we use these non-GAAP measures for comparability in assessing our performance against other REITs, not all REITs compute these non-GAAP measures in the same manner. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other REITs.

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

Core funds from operations ("Core FFO") is a non-GAAP financial measure that we use as a supplemental measure of our performance. We believe that Core FFO is further helpful to investors as it provides a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We adjust FFO for expensed acquisition fees and costs, including those associated with the Portfolio Acquisition, share-based compensation, income tax expense on disposition of real estate, and certain other non-cash or non-comparable costs to arrive at Core FFO.

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

The following table sets forth a reconciliation of our net loss as determined in accordance with GAAP and our calculations of FFO and Core FFO for the three months ended March 31, 2016 and 2015. Also presented is information regarding the weighted-average number of shares of our common stock and common units of the Operating Partnership outstanding used for the computation of FFO and Core FFO per share (amounts in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2016	2015
Net loss	$(3,589)	$(3,841)
Depreciation and amortization	9,366	7,111
Net gain on disposition of real estate	(1,285)	—
Other expense (income)	59	(286)
Funds from operations	4,551	2,984

Adjustments:
Portfolio acquisition expense (1)	—	755
Share-based compensation	572	497
Severance and other	1,667	—
Market ready costs prior to initial lease and other	—	84
Write-off of deferred financing fees	—	31
Amortization of discount on securitization loan	75	75
Income tax expense on disposition of real estate	350	—
Other expense (2)	—	64
Core funds from operations	$7,215	$4,490

FFO	$4,551	$2,984
Preferred stock distributions	(25)	(25)
FFO available to common shares and units	$4,526	$2,959

Core FFO	$7,215	$4,490
Preferred stock distributions	(25)	(25)
Core FFO available to common shares and units	$7,190	$4,465

Weighted average common shares and units outstanding (3)	38,254,464	38,660,320
FFO per share	$0.12	$0.08
Core FFO per share	$0.19	$0.12

(1)	Includes a one-time expense for costs related to the Portfolio Acquisition.

(2)	Non-comparable costs from prior periods.

(3)	Represents the weighted average of common shares and common units in the Operating Partnership outstanding for the periods presented.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Our future revenue, cash flows and fair values relevant to certain financial instruments are dependent upon prevailing market interest rates. Our Securitization Loan and revolving credit facility have variable rates of interest. We are therefore most vulnerable to changes in short-term LIBOR interest rates. For discussion of our borrowing activity in the three months ended March 31, 2016, see Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Part I of this Quarterly Report on Form 10-Q.

There have been no material changes in our interest rate market risk during the three months ended March 31, 2016. For additional information on our interest rate market risk, refer to Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2016. Based on such evaluation, our interim Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are party to claims and routine litigation arising in the ordinary course of our business. We do not believe that the results of any such claims or litigation individually, or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A. "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. In addition to the other information set forth in this report, you should carefully consider those risk factors which could materially affect our business, financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	—	$—	—	1,566,676
February 1, 2016 - February 29, 2016 (3)	30,069	12.24	—	1,566,676
March 1, 2016 - March 31, 2016 (4)	545,483	14.43	545,223	1,021,453
Total	575,552	$14.31	545,223	1,021,453

(1)	Includes commissions.

(2)
These shares were repurchased and retired under the Company's share repurchase program authorized on July 1, 2013 and increased on November 25, 2014, pursuant to which the Company is authorized to repurchase up to 5,000,000 shares of its common stock and which does not have an expiration date.

(3)	Consists of shares withheld to settle tax withholding obligations related to the vesting of restricted stock awards.

(4)	Includes 260 shares withheld to settle tax withholding obligations related to the vesting of restricted stock awards at a price of $14.44 per share.

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

SILVER BAY REALTY TRUST CORP.

Date: May 5, 2016	By:	/s/ Thomas W. Brock
Thomas W. Brock Interim President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2016	By:	/s/ Christine Battist
Christine Battist Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
2.1	Real Estate Sales Contract, dated as of February 18, 2015, between The American Home Real Estate Investment Trust, Inc. and 2015A Property Owner LLC	10-Q	001-35760	2.2	May 7, 2015
2.2	Amendment dated June 1, 2015 to Real Estate Sales Contract dated as of February 18, 2015 with The American Home Real Estate Investment Trust, Inc.	10-Q	001-35760	2.3	August 6, 2015
2.3	Amendment dated July 1, 2015 to Real Estate Sales Contract dated as of February 18, 2015 with The American Home Real Estate Investment Trust, Inc.	10-Q	001-35760	2.4	November 5, 2015
2.4	Amendment dated September 1, 2015 to Real Estate Sales Contract dated as of February 18, 2015 with The American Home Real Estate Investment Trust, Inc.	10-Q	001-35760	2.5	November 5, 2015
2.5	Amendment dated October 1, 2015 to Real Estate Sales Contract dated as of February 18, 2015 with The American Home Real Estate Investment Trust, Inc.	10-Q	001-35760	2.6	November 5, 2015
2.6	Amendment dated December 15, 2015 to Real Estate Sales Contract dated as of February 18, 2015 with The American Home Real Estate Investment Trust, Inc.	10-K	001-35760	2.14	February 25, 2016
3.1	Articles of Amendment and Restatement of Silver Bay Realty Trust Corp.	10-K	001-35760	3.1	March 1, 2013
3.2	Amended and Restated Bylaws of Silver Bay Realty Trust Corp.	10-K	001-35760	3.2	February 25, 2016
3.3	Articles Supplementary for Cumulative Redeemable Preferred Stock of Silver Bay Realty Trust Corp.	10-K	001-35760	3.3	March 1, 2013
4.1	Specimen Common Stock Certificate of Silver Bay Realty Trust Corp.	S-11/A	333-183838	3.5	November 23, 2012
4.2	Registration Rights Agreement by and among Silver Bay Realty Trust Corp. and certain holders of common units in Silver Bay Operating Partnership L.P., dated September 30, 2014.	10-K	001-35760	4.5	February 26, 2015
10.1	Transition Services, Separation Agreement and Release dated January 19, 2016 with David N. Miller
10.2	Form of Severance and Change in Control Agreement with each executive officer
10.3	Form of Restricted Stock Agreement under the Silver Bay Realty Trust Corp. 2012 Equity Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document