Form 10-Q
period 2016-06-30
Silver Bay Realty Trust Corp.
filed 2016-08-04
CIK 1557255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
or

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

As of August 1, 2016, there were 35,384,138 shares of common stock, par value $0.01 per share, outstanding.

SILVER BAY REALTY TRUST CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

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

The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed or implied in any forward-looking statement. We are not able to predict all of the factors that may affect future results. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include national, international, regional or local economic, business, competitive, market and regulatory conditions and the following:

•
Those factors described in the discussion on risk factors in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 (and any updates to those risk factors included in Part II, Item 1A, “Risk Factors,” in this report), Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 3, "Quantitative and Qualitative Disclosures about Market Risk" in this Quarterly Report on Form 10-Q and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission;

•	Our ability to successfully employ a new and untested business model in a new industry with no proven track record;

•	Poor performance of the properties acquired in the Portfolio Acquisition (defined below);

•
Increases in interest rates and interest rate volatility and our failure to effectively hedge against potential interest rate changes, which may be impacted by international events such as the United Kingdom's exit from the European Union, commonly referred to as "Brexit";

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
Silver Bay Realty Trust Corp.
Condensed Consolidated Balance Sheets
(amounts in thousands except share data)

	June 30, 2016 (unaudited)	December 31, 2015
Assets
Investments in real estate:
Land and land improvements	$216,964	$220,110
Building and improvements	984,596	989,574
	1,201,560	1,209,684
Accumulated depreciation	(91,686)	(74,907)
Investments in real estate, net	1,109,874	1,134,777
Assets held for sale	12,460	11,184
Cash	31,647	29,028
Escrow deposits	21,345	15,472
Resident security deposits	12,843	12,521
Other assets	9,237	13,298
Total assets	$1,197,406	$1,216,280
Liabilities and Equity
Liabilities:
Revolving credit facility	$328,077	$326,472
Securitization loan, net	296,751	295,741
Accounts payable and accrued expenses	19,847	16,752
Resident prepaid rent and security deposits	14,476	14,462
Total liabilities	659,151	653,427
10% cumulative redeemable preferred stock at liquidation value, $0.01 par; 50,000,000 shares authorized, 1,000 shares issued and outstanding	1,000	1,000
Equity:
Stockholders’ equity:
Common stock $0.01 par; 450,000,000 shares authorized; 35,385,879 and 36,063,187, respectively, shares issued and outstanding	352	359
Additional paid-in capital	642,219	651,987
Accumulated other comprehensive loss	(2,170)	(1,613)
Cumulative deficit	(135,016)	(121,620)
Total stockholders’ equity	505,385	529,113
Noncontrolling interests - Operating Partnership	31,870	32,740
Total equity	537,255	561,853
Total liabilities and equity	$1,197,406	$1,216,280

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp. Condensed Consolidated Statements of Operations and Comprehensive Loss (amounts in thousands except share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Rental income	$30,721	$29,562	$61,145	$51,265
Other income	767	622	1,479	1,171
Total revenue	31,488	30,184	62,624	52,436
Expenses:
Property operating and maintenance	5,729	5,593	11,613	9,950
Real estate taxes	4,478	4,395	8,930	7,946
Homeowners’ association fees	412	548	848	953
Property management	2,742	2,948	5,513	5,095
Depreciation and amortization	9,329	8,895	18,695	16,006
Portfolio acquisition expense	—	1,225	—	1,980
General and administrative	3,737	4,015	7,590	7,999
Share-based compensation	776	680	1,348	1,177
Severance and other	—	—	1,667	—
Interest expense	6,292	5,862	12,504	9,348
Total expenses	33,495	34,161	68,708	60,454
Loss before other income, income taxes and non-controlling interests	(2,007)	(3,977)	(6,084)	(8,018)
Other income:
Net gain on disposition of real estate	2,456	232	3,741	232
Other (expense) income	(460)	(108)	(790)	158
Total other income	1,996	124	2,951	390
Loss before income taxes and non-controlling interests	(11)	(3,853)	(3,133)	(7,628)
Income tax expense, net	(211)	(33)	(678)	(99)
Net loss	(222)	(3,886)	(3,811)	(7,727)
Net loss attributable to noncontrolling interests - Operating Partnership	13	225	223	447
Net loss attributable to controlling interests	(209)	(3,661)	(3,588)	(7,280)
Preferred stock distributions	(25)	(25)	(50)	(50)
Net loss attributable to common stockholders	$(234)	$(3,686)	$(3,638)	$(7,330)
Loss per share - basic and diluted:
Net loss attributable to common shares	$(0.01)	$(0.10)	$(0.10)	$(0.20)
Weighted average common shares outstanding	35,446,246	36,275,557	35,734,600	36,352,144

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp. Condensed Consolidated Statements of Operations and Comprehensive Loss (amounts in thousands except share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Comprehensive Loss:
Net loss	$(222)	$(3,886)	$(3,811)	$(7,727)
Other comprehensive loss:
Change in fair value of interest rate cap agreements	(164)	(430)	(638)	(489)
Losses reclassified into earnings from other comprehensive loss	57	—	81	—
Other comprehensive loss	(107)	(430)	(557)	(489)
Comprehensive loss	(329)	(4,316)	(4,368)	(8,216)
Comprehensive loss attributable to noncontrolling interests - Operating Partnership	21	225	259	447
Comprehensive loss attributable to controlling interests	$(308)	$(4,091)	$(4,109)	$(7,769)

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp.
Condensed Consolidated Statement of Changes in Equity
(amounts in thousands except share data)
(unaudited)

	Common Stock			Accumulated Other Comprehensive Loss		Total Stockholders’ Equity	Noncontrolling Interests - Operating Partnership
	Shares	Par Value Amount	Additional Paid-In Capital		Cumulative Deficit			Total Equity
Balance at January 1, 2016	36,063,187	$359	$651,987	$(1,613)	$(121,620)	$529,113	$32,740	$561,853
Non-cash equity awards, net	134,045	1	1,300	—	—	1,301	—	1,301
Repurchase and retirement of common stock	(811,353)	(8)	(11,715)	—	—	(11,723)	—	(11,723)
Dividends declared	—	—	—	—	(9,808)	(9,808)	—	(9,808)
Net loss	—	—	—	—	(3,588)	(3,588)	(223)	(3,811)
Change in fair value of interest rate cap agreements	—	—	—	(638)	—	(638)	—	(638)
Losses reclassified into earnings from other comprehensive loss	—	—	—	81	—	81	—	81
Adjustment to noncontrolling interests - Operating Partnership	—	—	647	—	—	647	(647)	—
Balance at June 30, 2016	35,385,879	$352	$642,219	$(2,170)	$(135,016)	$505,385	$31,870	$537,255

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp. Condensed Consolidated Statements of Cash Flows (amounts in thousands) (unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(3,811)	$(7,727)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,695	16,006
Non-cash share-based compensation	1,301	1,133
Losses reclassified into earnings from other comprehensive loss	81	—
Amortization and write-off of deferred financing costs	2,301	2,174
Amortization of discount on securitization loan	150	150
Net gain on disposition of real estate	(3,741)	(232)
Other	934	617
Net change in assets and liabilities:
Increase in escrow cash for operating activities and debt reserves	(5,891)	(5,165)
Decrease (increase) in other assets	341	(2,347)
Increase in accounts payable, accrued expenses, and prepaid rent	3,424	5,830
Net cash provided by operating activities	13,784	10,439
Cash Flows From Investing Activities:
Purchase of investments in real estate	—	(270,302)
Capital improvements of investments in real estate	(8,298)	(14,793)
Decrease in escrow cash for investing activities	18	822
Proceeds from disposition of real estate	17,450	2,707
Other	—	(43)
Net cash provided by (used in) investing activities	9,170	(281,609)
Cash Flows From Financing Activities:
Payments on securitization loan	(287)	(520)
Proceeds from revolving credit facility	7,732	281,963
Payments on revolving credit facility	(6,127)	—
Deferred financing costs paid	(9)	(5,762)
Purchase of interest rate cap agreements	—	(2,250)
Repurchase and retirement of common stock	(11,723)	(12,326)
Dividends paid	(9,921)	(5,863)
Net cash (used in) provided by financing activities	(20,335)	255,242
Net change in cash	2,619	(15,928)
Cash at beginning of period	29,028	49,854
Cash at end of period	$31,647	$33,926

Supplemental disclosure of cash flow information:
Decrease in fair value of interest rate cap agreements	$638	$489
Noncash investing and financing activities:
Common stock and unit dividends declared, but not paid	$4,868	$4,572
Capital improvements in accounts payable	$501	$1,484

See accompanying notes to the condensed consolidated financial statements.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Six Months Ended June 30, 2016
(amounts in thousands, except share data and property counts)

Note 1.  Organization and Operations

Silver Bay Realty Trust Corp. ("Silver Bay" or the "Company") is a Maryland corporation that focuses on the acquisition, renovation, leasing and management of single-family properties in select markets in the United States.

As of June 30, 2016, the Company owned 8,911 single-family properties for rental purposes in Arizona, California, Florida, Georgia, Nevada, North Carolina, Ohio, South Carolina and Texas, excluding properties reflected as assets held for sale on its condensed consolidated balance sheets.

In connection with its initial public offering, the Company restructured its ownership to conduct its business through a traditional umbrella partnership in which substantially all of its assets are held by, and its operations are conducted through, Silver Bay Operating Partnership L.P. (the "Operating Partnership"), a Delaware limited partnership. This structure is commonly referred to as an "UPREIT". The Company's wholly owned subsidiary, Silver Bay Management LLC, is the sole general partner of the Operating Partnership. As of June 30, 2016, the Company owned, through a combination of direct and indirect interests, 94.1% of the partnership interests in the Operating Partnership.

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

During 2015, the Company acquired a portfolio of 2,461 properties from The American Home Real Estate Investment Trust, Inc. (the "Portfolio Acquisition"). The Portfolio Acquisition was substantially completed on April 1, 2015 with an aggregate purchase price of $263,000. The Portfolio Acquisition was financed using proceeds obtained under the Company's revolving credit facility, which was amended and restated on February 18, 2015 to increase the borrowing capacity to $400,000 from $200,000. The properties acquired in the Portfolio Acquisition are primarily located in Atlanta, GA, Charlotte, NC, Tampa, FL and Orlando, FL.

Note 2.  Basis of Presentation and Significant Accounting Policies

Consolidation and Basis of Presentation

The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2016 and results of operations for all periods presented have been made. The results of operations for the three and six months ended June 30, 2016 may not be indicative of the results for a full year.

The accompanying condensed consolidated financial statements include the accounts of the Company, the Operating Partnership and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company consolidates real estate partnerships and other entities that are not variable interest entities ("VIE") when it owns, directly or indirectly, a majority voting interest in the entity or is otherwise able to control the entity. The Company consolidates VIEs in accordance with Accounting Standards Codification ("ASC") 810, Consolidation, if the primary beneficiary of the VIE as determined by its power to direct the VIEs activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. Ownership interests in certain consolidated subsidiaries of the Company held by outside parties are included in noncontrolling interest within the condensed consolidated financial statements. The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Six Months Ended June 30, 2016
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

Income Taxes

The Company intends to operate and to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") and intends to comply with the requirements of the Code relating to REITs. The Company has TRSs where certain investments may be made and activities conducted that may have otherwise been subject to the prohibited transactions tax or may not be favorably treated for purposes of complying with the various requirements for REIT qualification. The income and losses within the TRSs are subject to federal, state, and local income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The Company recognized income tax expense of $211 and $678 in the three and six months ended June 30, 2016, respectively, compared to $33 and $99 in the three and six months ended June 30, 2015, respectively, primarily related to income taxes on net gain on disposition of real estate in the TRS entities.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Six Months Ended June 30, 2016
(amounts in thousands, except share data and property counts)

deduction from the carrying amount of that debt liability, consistent with the original issue discount rather than as an asset. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU and will continue to be reported as interest expense. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. The Company adopted this ASU as of January 1, 2016 and as a result of the retrospective adoption of this guidance, deferred financing costs, net of amortization of $6,992 and $8,139 at June 30, 2016 and December 31, 2015, respectively, are netted against the carrying values of the securitization loan. Previously, these costs were recorded as part of deferred financing costs, net. Additionally, in accordance with ASU 2015-15, Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, issued in August 2015, the Company will continue to present debt issuance costs related to its revolving credit facility as an asset within other assets on the condensed consolidated balance sheets and amortize them ratably over the term of the related facility.

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

Note 3. Investments in Real Estate

Sale of Real Estate Assets

During the three and six months ended June 30, 2016, the Company sold certain properties for an aggregate sales price of $10,108 and $17,450, respectively, resulting in an aggregate net gain of $2,456 and $3,741, respectively, which has been classified as net gain on disposition of real estate in the condensed consolidated statements of operations and comprehensive loss. In connection with these asset sales, certain debt repayments were made. In accordance with ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the disposals were not considered a discontinued operation. Any holding costs associated with homes being sold are reflected within held for sale expenses and are classified as other (expense) income in the condensed consolidated statements of operations and comprehensive loss.

During the three and six months ended June 30, 2015, the Company sold certain properties for an aggregate sales price of $1,467 and $2,707, respectively, resulting in an aggregate net gain of $232 for both the three and six months ended June 30, 2015.

In connection with assets held for sale, the Company recognized $190 and $249 in impairment charges for the three and six months ended June 30, 2016, respectively, and $32 in impairment charges for both the three and six months ended June 30, 2015 classified within other (expense) income on the condensed consolidated statements of operations and comprehensive loss.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Six Months Ended June 30, 2016
(amounts in thousands, except share data and property counts)

Note 4.  Debt

The following table presents the Company's debt as of June 30, 2016 and December 31, 2015:

				Carrying Amount
	Interest Rate as of June 30, 2016		Maturity Date	June 30, 2016	December 31, 2015
Securitization loan	2.41%	(1)	September 9, 2019 (2)	$304,679	$304,966
Unamortized original issue discount (3)				(936)	(1,086)
Unamortized deferred financing costs				(6,992)	(8,139)
Securitization loan, net				296,751	295,741
Revolving credit facility	3.72%	(4)	February 18, 2018 (5)	328,077	326,472
Total				$624,828	$622,213

(1)
The securitization loan provides for monthly payments at a blended rate equal to the one-month LIBOR plus 1.84% and a monthly servicing fee of 0.1355% (excluding the amortization of the original issue discount and deferred financing costs).

(2)
The securitization loan has an initial term of two years, with three, 12-month extension options, which management intends to exercise, resulting in a fully extended maturity date of September 9, 2019. The extension options may be executed provided there is no event of default under the securitization loan, a replacement interest rate cap agreement is obtained in a form reasonably acceptable to the lender and the other terms set forth in the loan agreement are complied with.

(3)	The original issue discount will be accreted and recognized to interest expense through the fully extended maturity date of September 9, 2019.

(4)	As amended, the revolving credit facility bears interest at a varying rate of three-month LIBOR plus 3.0%, subject to a LIBOR floor of 0.0% and includes an unused fee as further described below.

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

The Securitization Loan provides for monthly payments at a blended rate equal to the one-month LIBOR plus 1.84% and a monthly servicing fee of 0.1355% (excluding the amortization of the original issue discount and deferred financing costs). The Securitization Loan has a blended effective rate of one-month LIBOR plus 1.94%, including the amortization of the original issue discount, plus monthly servicing fees of 0.1355%. The Securitization Loan was issued at a discount of $1,503, which will be accreted and recognized to interest expense through the fully extended maturity date of September 9, 2019. In the three and six months ended June 30, 2016, the Company incurred gross interest expense of $1,855 and $3,694, respectively, excluding amortization of the discount, deferred financing costs and other fees. In the three and six months ended June 30, 2015, the Company incurred gross interest expense of $1,720 and $3,375, respectively, excluding amortization of the discount, deferred financing costs and other fees. As of June 30, 2016 and December 31, 2015, the loan had a weighted-average interest rate of 2.41% and 2.30%, respectively, which is inclusive of the monthly servicing fees, but excludes amortization of the original issue discount, deferred financing costs and interest rate cap accretion.

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
Three and Six Months Ended June 30, 2016
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

The Securitization Loan provides for the restriction of cash whereby the Company must set aside funds for payment of real estate taxes, capital expenditures and other reserves associated with the Securitization Properties. As of June 30, 2016 and December 31, 2015, the Company had $4,953 and $2,281, respectively, included in escrow deposits associated with the required reserves. There is also a cash management account controlled by the lender for the collection of all rents and cash generated by the Borrower's properties. In the event of default, the lender may apply funds, as the lender elects, from the cash management account, foreclose on its security interests, appoint a new property manager, and in limited circumstances, enforce the Company's guaranty. As of June 30, 2016 and December 31, 2015, the cash management account had a balance of $3,230 and $2,858, respectively, classified as escrow deposits on the condensed consolidated balance sheets.

The Securitization Loan does not contractually restrict the Company's ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. The Securitization Loan documents require the Company to maintain certain covenants, including a minimum debt yield on the Securitization Properties, and contain customary events of default for a loan of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments and cross-default with certain other indebtedness. As of June 30, 2016 and December 31, 2015, the Company believes it was in compliance with all financial covenants.

Revolving Credit Facility

Certain of the Company's subsidiaries have a revolving credit facility (the "revolving credit facility") with a syndicate of banks. On February 18, 2015, the Company amended and restated the revolving credit facility to increase the borrowing capacity to $400,000 from $200,000 and subsequently amended the revolving credit facility to address certain interest calculation mechanics. As amended, the revolving credit facility bears interest at a varying rate of three-month LIBOR plus 3.0%, subject to a LIBOR floor of 0.00%. Prior to the amendment, the revolving credit facility bore interest at varying rates of three-month LIBOR plus 3.50% subject to a LIBOR floor of 0.50%, payable monthly. The Company is also required to pay a monthly fee on the unused portion of the revolving credit facility at a rate of 0.50% per annum when the balance outstanding is less than $200,000, or 0.30% per annum when the balance outstanding is equal to or greater than $200,000. As part of the amendment, the term of the revolving credit facility was extended to February 18, 2018 and the advance rate for borrowings was increased to 65% from 55%. The advance rate is based on the aggregate value of the eligible properties, which value is calculated as the lesser of (a) the third-party broker price opinion value or (b) the original purchase price plus certain renovation and other capitalized costs of the properties. The Company used proceeds from the revolving credit facility to fund the Portfolio Acquisition. The remaining proceeds were used for working capital and other corporate purposes, including the acquisition, financing and renovation of properties.

As of June 30, 2016 and December 31, 2015, $328,077 and $326,472, respectively, was outstanding under the revolving credit facility. As of June 30, 2016 and December 31, 2015, the interest rate on the revolving credit facility was 3.72% and 3.68%, respectively, inclusive of the unused fee. In the three and six months ended June 30, 2016, the Company incurred $3,094 and $6,149, respectively, in gross interest expense on the revolving credit facility, excluding amortization of deferred financing costs and interest rate cap accretion. In the three and six months ended June 30, 2015, the Company incurred $2,936 and $3,909, respectively, in gross interest expense on the revolving credit facility, excluding amortization of deferred financing costs and before the effect of capitalizing interest related to property renovations.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Six Months Ended June 30, 2016
(amounts in thousands, except share data and property counts)

All amounts outstanding under the revolving credit facility are collateralized by the equity interests and assets of certain of the Company’s subsidiaries (the "Pledged Subsidiaries"), which exclude the owners of the Securitization Properties. The amounts outstanding under the revolving credit facility and certain obligations contained therein are guaranteed by the Company and the Operating Partnership only in the case of certain bad acts (including bankruptcy) and up to $20,000 for completion of certain property renovations, as outlined in the credit documents. As of June 30, 2016 there were approximately 5,700 properties pledged as collateral under the revolving credit facility.

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

The revolving credit facility does not contractually restrict the Company’s ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. For example, in the final year of the revolving credit facility, all cash generated by the properties in the Pledged Subsidiaries must be used to pay down the principal amount outstanding under the revolving credit facility. The revolving credit facility agreement requires the Company to meet certain quarterly financial tests pertaining to net worth, total liquidity, debt yield and debt service coverage ratios. The Company must maintain total liquidity of $25,000 and a net worth of at least $125,000, as determined in accordance with the revolving credit facility agreement. The Company believes it was in compliance with all financial covenants under the revolving credit facility as of June 30, 2016, and December 31, 2015. The revolving credit facility also provides for the restriction of cash whereby the Company must set aside funds for payment of insurance, real estate taxes and certain property operating and maintenance expenses associated with properties in the Pledged Subsidiaries' portfolios. As of June 30, 2016 and December 31, 2015, the Company had $12,962 and $10,101, respectively, included in escrow deposits associated with the required reserves. The revolving credit facility also contains customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.

Deferred Financing Costs

Costs incurred in the placement of the Company’s debt are being amortized using the straight-line method, which approximates the effective interest method, over the terms of the related debt. Amortization of deferred financing costs is recorded as interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

In connection with its Securitization Loan, the Company incurred no deferred financing costs for the six months ended June 30, 2016 and deferred financing costs of $460 for the six months ended June 30, 2015. The costs are being amortized through September 9, 2019, the fully extended maturity date of the Securitization Loan. In connection with its revolving credit facility, the Company incurred deferred financing costs of $0 and $9, respectively, for the three and six months ended June 30, 2016 and deferred financing costs of $889 and $5,302, respectively, for the three and six months ended June 30, 2015.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Six Months Ended June 30, 2016
(amounts in thousands, except share data and property counts)

Interest Expense

The following table presents the Company's total interest expense for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross interest expense (1)	$4,949	$4,656	$9,843	$7,284
Amortization of discount on Securitization Loan	75	75	150	150
Amortization and write-off of deferred financing costs	1,148	1,151	2,301	2,174
Other interest (2)	120	21	210	51
Capitalized interest (3)	—	(41)	—	(311)
Total interest expense	$6,292	$5,862	$12,504	$9,348

(1)	Includes the Securitization Loan's monthly servicing fees.

(2)	Includes monitoring service fees and losses reclassified from accumulated other comprehensive loss into income (see Note 8).

(3)	The Company capitalizes interest for properties undergoing renovation activities and purchased subsequent to the Company obtaining debt in May 2013.

Interest Rate Cap Agreements

The variable rate of interest on the Company's debt exposes the Company to interest rate risk. The Company seeks to manage this risk through the use of interest rate cap agreements. As of June 30, 2016, the Company had one interest rate cap agreement at LIBOR of 3.1085% with a notional amount of $312,667 and a termination date of September 15, 2016 to hedge interest rate risk associated with our Securitization Loan and one forward-starting interest rate cap agreement at LIBOR of 3.1085% with a notional amount of $200,000 to hedge interest rate risk associated with its Securitization Loan for the period September 15, 2016 through September 15, 2019. As of June 30, 2016, the Company also had two interest rate cap agreements at LIBOR of 3.0% with an aggregate notional amount of $349,100 and termination dates of February 17, 2018 and February 18, 2018 to hedge interest rate risk associated with its revolving credit facility. During the six months ended June 30, 2016 and 2015, the Company incurred $0 and $2,250, respectively, in connection with the purchase of interest rate cap agreements.

The Company determined that the interest rate caps agreements held as of June 30, 2016 qualify for hedge accounting and, therefore, designated the derivatives as cash flow hedges with future changes in fair value recognized through other comprehensive loss (see Note 8). Ineffectiveness is calculated as the amount by which the change in fair value of the derivatives exceeds the change in the fair value of the anticipated cash flows related to the corresponding debt.

Note 5. Equity Incentive Plan

Restated 2012 Equity Incentive Plan

On December 4, 2012, the Company adopted an equity incentive plan (the "2012 Plan") which provides incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel of the Company. The 2012 Plan provides for grants of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, originally subject to a ceiling of 921,053 shares available for issuance under the 2012 Plan. The 2012 Plan allows for the Company’s board of directors to expand the types of awards available under the 2012 Plan to include long term incentive plan units in the future. If an award granted under the 2012 Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of future awards. No award may be granted under the 2012 Plan to any person who, assuming payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Six Months Ended June 30, 2016
(amounts in thousands, except share data and property counts)

On February 9, 2016 the Company's board of directors approved the amendment and restatement of the 2012 Plan (the "Restated 2012 Plan"), which was approved by stockholders on May 17, 2016. The amendment and restatement of the 2012 Plan increased the number of shares available for issuance by 1,500,000 shares and made certain other changes. Unless previously terminated by the Company's board of directors, no new award may be granted under the Restated 2012 Plan after February 9, 2026.

Restricted Stock Awards

On May 17, 2016, the Company awarded each of its four independent directors an equity retainer in the form of an award of 3,432 shares of restricted stock, with each award having a fair market value of $50. This annual equity retainer for such independent directors will vest as to all of such shares on the earlier of (i) the one year anniversary of the date of grant and (ii) the date immediately preceding the date of the Company's next annual meeting of stockholders, subject, in each case, to the independent director's continued service to the Company through the vesting date.

Performance Stock Units

On June 21, 2016, the Company granted performance stock units ("PSUs") under the Restated 2012 Plan to its newly-named permanent Chief Executive Officer. The award was based on a target number of 60,000 PSUs. Each PSU represents the potential to receive Silver Bay common stock based on the extent to which specified performance targets are met during the 36-month performance period, which begins on the grant date. The number of shares of Silver Bay common stock to be earned as of the vesting date for each PSU increases and decreases based on Silver Bay's total stockholder return (stock price appreciation plus dividends) ("TSR").

Fifty percent of the award will vest based on the Company's annualized TSR during the performance period on an absolute (i.e., non-relative) basis (the "Absolute TSR PSUs"). Subject to continued employment until the end of the performance period, the number of shares of common stock eligible to be received will be determined by multiplying fifty percent of the target number of PSUs by the TSR Multiplier determined in accordance with the following table:

Annualized TSR	TSR Multiplier (1)
Up to 6.5%	—%
8%	50%
10%	100%
12%	150%
16%	200%

(1)	To the extent the Company's annualized TSR falls between two discrete points, linear interpolation will be used to determine the TSR Multiplier.

The remaining fifty percent of the award will vest based on the Company's TSR during the performance period relative to a peer group index (the "Relative TSR PSUs") comprised initially of those companies in the Apartment and Single Family Home subsectors of the FTSE NAREIT All REIT Index (the "Index") with equal weighting provided to each subsector in constructing the peer group index. Subject to continued employment until the end of the performance period, the number of shares of common stock eligible to be received will be determined by multiplying fifty percent of the target number of PSUs by the TSR Multiplier determined in accordance with the following table:

TSR Relative to Peer Group	TSR Multiplier (1)
Underperform index by 6 percentage points	—%
Underperform index by 3 percentage points	50%
Outperform index by 3 percentage points	100%
Outperform index by 6 percentage points	200%

(1)	To the extent the Company's TSR performance compared to the Index TSR falls between two discrete points, linear interpolation will be used to determine the TSR Multiplier.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Six Months Ended June 30, 2016
(amounts in thousands, except share data and property counts)

Notwithstanding the foregoing, the payout of any Relative TSR PSU will be capped at 110% if the Absolute PSU TSR during the performance period is negative. Additionally, each PSU contains one dividend equivalent right, which is equal to the cash dividend that would have been paid on the PSU had the PSU been an issued and outstanding common share on the record date for the dividend and is payable in additional shares if the market and service conditions are met.

The Company utilized a Monte-Carlo simulation to calculate the weighted-average grant date fair value of $12.84 per unit for the Absolute TSR PSUs and a weighted-average grant date fair value of $18.68 per unit for the Relative TSR PSUs, for a total estimated compensation expense of $946 over the 36-month performance period, using the following assumptions:

Expected volatility (1)	18.48%
Dividend assumption (2)	—%
Expected term in years	3.00
Risk-free rate	0.89%
Stock price (per share) (3)	$16.40
Beginning average stock price (per share) (4)	$14.47

(1)	Expected volatility is based on the Company’s historical stock price volatility over the last three years using daily data points.

(2)	An assumed dividend yield of 0% is the mathematical equivalent to the reinvestment of dividends, which is consistent with the TSR definition described above.

(3)	Based on the closing price of the Company's common stock on June 21, 2016.

(4)	Based on the average closing price over the period from January 19, 2016 to June 21, 2016.

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

During the six months ended June 30, 2016, the Company repurchased and retired 776,202 shares under the program for a total cost of $11,281, at an average purchase price of $14.53 per share, inclusive of commissions. During the six months ended June 30, 2015, the Company repurchased and retired 770,417 shares under the program for a total cost of $12,260, at an average purchase price of $15.91 per share, inclusive of commissions.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Six Months Ended June 30, 2016
(amounts in thousands, except share data and property counts)

Common Stock Dividends

The following table presents cash dividends declared by the Company on its common stock during the three months ended June 30, 2016, and the five immediately preceding quarters:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share
June 21, 2016	July 1, 2016	July 15, 2016	$0.13
March 23, 2016	April 4, 2016	April 15, 2016	0.13
December 17, 2015	December 28, 2015	January 8, 2016	0.13
September 25, 2015	October 6, 2015	October 16, 2015	0.12
June 17, 2015	June 29, 2015	July 10, 2015	0.12
March 25, 2015	April 6, 2015	April 17, 2015	0.09

Preferred Stock Dividends

The following table presents cash dividends declared by the Company on its 10% cumulative redeemable preferred stock during the three months ended June 30, 2016, and the five immediately preceding quarters:

Declaration Date	Payment Date	Cash Dividend per Share
June 22, 2016	June 30, 2016	$25.00
March 30, 2016	April 15, 2016	26.94
January 8, 2016	January 8, 2016	22.78
September 29, 2015	October 16, 2015	26.67
June 17, 2015	June 30, 2015	23.06
March 25, 2015	April 17, 2015	27.22

Note 7.  Earnings (Loss) Per Share

The following table presents a reconciliation of net loss attributable to common stockholders and shares used in calculating basic and diluted earnings (loss) per share ("EPS") for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss attributable to controlling interests	$(209)	$(3,661)	$(3,588)	$(7,280)
Preferred stock distributions	(25)	(25)	(50)	(50)
Net loss attributable to common stockholders	$(234)	$(3,686)	$(3,638)	$(7,330)
Basic and diluted weighted average common shares outstanding	35,446,246	36,275,557	35,734,600	36,352,144
Net loss per common share - basic and diluted	$(0.01)	$(0.10)	$(0.10)	$(0.20)

A total of 2,231,511 common units not owned by the Company were outstanding for the three and six months ended June 30, 2016 and 2015, but have been excluded from the calculation of diluted EPS as their inclusion would not be dilutive. In addition, 165,000 performance stock units have been excluded from the calculation of diluted EPS for the three and six months ended June 30, 2016 and 2015 as their inclusion would not be dilutive.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Six Months Ended June 30, 2016
(amounts in thousands, except share data and property counts)

Note 8.  Derivative and Other Fair Value Instruments

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

The following tables provide a summary of the aggregate fair value measurements for the interest rate cap agreements and the location within the condensed consolidated balance sheets at June 30, 2016 and December 31, 2015, respectively:

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	June 30, 2016	Quoted Prices (Unadjusted) for Identical Assets/Liabilities (Level 1)	Quoted Prices for Similar Assets and Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Caps (cash flow hedges)	Other Assets	$82	$—	$82	$—
Interest Rate Caps (not designated as hedging instruments)	Other Assets	1	—	1	—
		$83	$—	$83	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	December 31, 2015	Quoted Prices (Unadjusted) for Identical Assets/Liabilities (Level 1)	Quoted Prices for Similar Assets and Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Interest Rate Caps (cash flow hedges)	Other Assets	$712	$—	$712	$—
Interest Rate Caps (not designated as hedging instruments)	Other Assets	9	—	9	—
		$721	$—	$721	$—

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Six Months Ended June 30, 2016
(amounts in thousands, except share data and property counts)

The following table provides a summary of the effect of cash flow hedges on the Company's condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2016:

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss on Derivative	Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Interest Rate Caps	$(638)	Interest Expense	$(81)	N/A	$—

The following table provides a summary of the effect of cash flow hedges on the Company's condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2015:

	Effective Portion			Ineffective Portion
Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss on Derivative	Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Interest Rate Caps	$(489)	Interest Expense	$—	N/A	$—

As of June 30, 2016 and December 31, 2015, there were $2,170 and $1,613, respectively, in deferred losses in accumulated other comprehensive loss related to interest rate cap agreements. The Company expects to recognize $438 in interest expense during the twelve months ending June 30, 2017, pertaining to the interest rate cap agreements, which will be reclassified out of accumulated other comprehensive loss in accordance with the amortization schedules established upon designation of the interest rate caps as cash flow hedges.

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

Fair Value of Other Financial Instruments

In accordance with ASC 820, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the condensed consolidated balance sheets, for which fair value can be estimated.  The following describes the Company’s methods for estimating the fair value for financial instruments. Descriptions are not provided for those items that have zero balances as of June 30, 2016.

•
Cash, escrow deposits, resident prepaid rent and security deposits, resident rent receivable (included in other assets), accounts payable, and accrued expenses have carrying values which approximate fair value because of the short-term nature of these instruments. The Company categorizes the fair value measurement of these assets and liabilities as Level 1.

•
The Company’s revolving credit facility has a floating interest rate based on an index plus a spread and the credit spread is consistent with those demanded in the market for facilities with similar risk and maturities. Accordingly, the interest rate on this borrowing is at market, and thus, the carrying value of the debt approximates fair value as of June 30, 2016. The Company categorizes the fair value measurement of this liability as Level 2.

•
The fair value of the Company's Securitization Loan was $297,464 as of June 30, 2016, based on an average of market quotations. The Company categorizes the fair value measurement of this liability as Level 2.

•
The Company’s 10% cumulative redeemable preferred stock had a fair value which approximates its liquidation value at June 30, 2016. The Company categorizes the fair value measurement of this instrument as Level 2.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Six Months Ended June 30, 2016
(amounts in thousands, except share data and property counts)

Note 9.  Commitments and Contingencies

Concentrations

As of June 30, 2016, approximately 59% of the Company’s properties were located in Atlanta, GA, Phoenix, AZ, and Tampa, FL, which exposes the Company to greater economic risks than if the Company owned a more geographically dispersed portfolio.

Resident Security Deposits

As of June 30, 2016, the Company had $12,843 in resident security deposits. Security deposits are refundable, net of any outstanding charges and fees, upon expiration of the underlying lease.

Legal and Regulatory

From time to time, the Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of the Company's business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material adverse effect on the Company's condensed consolidated financial statements, and therefore no accrual has been recorded as of June 30, 2016.

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

Overview

We are an internally-managed Maryland corporation that focuses on the acquisition, renovation, leasing, and management of single-family properties in select markets in the United States. Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We generate virtually all of our revenue by leasing our portfolio of single-family properties. As of June 30, 2016, we owned 8,911 single-family properties for rental purposes in Arizona, California, Florida, Georgia, Nevada, North Carolina, Ohio, South Carolina and Texas, excluding properties reflected as assets held for sale on our condensed consolidated balance sheets.

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

Silver Bay Realty Trust Corp. was incorporated in Maryland in June 2012. Silver Bay Realty Trust Corp. conducts its business and owns all of its properties through Silver Bay Operating Partnership L.P. (the "Operating Partnership"), a Delaware limited partnership. Silver Bay Realty Trust Corp.’s wholly owned subsidiary, Silver Bay Management LLC (the "General Partner") is the sole general partner of the Operating Partnership. Silver Bay Realty Trust Corp. has no material assets or liabilities other than its investment in the Operating Partnership. As of June 30, 2016, Silver Bay Realty Trust Corp. owned, through a combination of direct and indirect interests, 94.1% of the partnership interests in the Operating Partnership. Except as otherwise required by the context, references to the “Company,” “Silver Bay,” “we,” “us” and “our” refer collectively to Silver Bay Realty Trust Corp., the Operating Partnership and the direct and indirect subsidiaries of each.

During 2015, we acquired a portfolio of 2,461 properties from The American Home Real Estate Investment Trust, Inc.(the "Portfolio Acquisition"). The Portfolio Acquisition was substantially completed on April 1, 2015 with an aggregate purchase price of $263.0 million. The Portfolio Acquisition was financed using proceeds obtained under our revolving credit facility, which was amended and restated on February 18, 2015 to increase the borrowing capacity to $400.0 million from $200.0 million. The properties acquired in the Portfolio Acquisition are primarily located in Atlanta, GA, Charlotte, NC, Tampa, FL and Orlando, FL.

Property Portfolio

Our investments in real estate consist of single-family properties located in select markets. As of June 30, 2016, we owned 8,911 single-family properties in the following markets:

Market	Number of Properties (1)	Aggregate Investment in Real Estate (2) (in thousands)	Average Investment in Real Estate Per Property	Average Age (in years) (3)	Average Square Footage
Atlanta	2,697	$317,820	$117,842	21.9	1,803
Phoenix	1,424	203,508	142,913	27.2	1,636
Tampa	1,112	160,355	144,204	27.6	1,623
Charlotte (4)	684	85,196	124,556	15.6	1,646
Dallas	503	67,789	134,769	24.0	1,619
Orlando	490	66,036	134,767	28.5	1,500
Jacksonville	451	59,613	132,180	27.4	1,536
Northern CA (5)	382	73,074	191,293	47.4	1,399
Southeast FL (6)	362	72,297	199,715	44.7	1,495
Las Vegas	290	41,325	142,500	19.7	1,717
Columbus	284	33,199	116,898	38.6	1,414
Tucson	209	17,608	84,249	43.0	1,330
Southern CA (7)	23	3,740	162,609	44.8	1,373
Totals	8,911	$1,201,560	$134,840	26.8	1,644

(1)
Total properties exclude properties reflected as assets held for sale on our condensed consolidated balance sheets and any properties previously acquired in purchases that have been subsequently rescinded or vacated.

(2)
Aggregate investment in real estate includes all capitalized costs, determined in accordance with U.S. generally accepted accounting principles ("GAAP"), incurred through June 30, 2016 for the acquisition, stabilization, and significant post-stabilization renovation of properties, including land, building, possession costs and renovation costs. Aggregate investment in real estate includes $18.7 million in capital improvements, incurred from our formation through June 30, 2016, made to properties that had been previously renovated, but does not include accumulated depreciation.

(3)
As of June 30, 2016, approximately 4% of our properties were less than 10 years old, 38% were between 10 and 20 years old, 19% were between 20 and 30 years old, 19% were between 30 and 40 years old, 10% were between 40 and 50 years old, and 10% were more than 50 years old. Average age is an annual calculation.

(4)	Charlotte market includes properties in South Carolina due to its proximity to Charlotte, North Carolina.

(5)	Northern California market currently consists of Contra Costa, Napa and Solano counties.

(6)	Southeast Florida market currently consists of Miami-Dade, Broward and Palm Beach counties.

(7)	Southern California market currently consists of Riverside and San Bernardino counties.

Recent Highlights of 2016

•	Total revenue of $31.5 million for the second quarter of 2016, an increase of 4%, notwithstanding a decrease of 350 properties in the aggregate portfolio, compared to the second quarter of 2015.

•	Aggregate occupancy rate as of June 30, 2016 was 97.6% as compared to 94.7% as of June 30, 2015.

•
Net loss was $0.2 million in the second quarter of 2016 compared to $3.9 million in the second quarter of 2015. Net loss attributable to common stockholders was $0.2 million, or $0.01 per share, in the second quarter of 2016 compared to $3.7 million, or $0.10 per share, in the second quarter of 2015.

•	We grew net operating income ("NOI") to $18.1 million in the second quarter of 2016, an increase of 8.0%, compared to $16.8 million in the second quarter of 2015.

•	Same-Home NOI grew 12.0%, to $12.6 million in the second quarter of 2016 from $11.2 million in the second quarter of 2015.

•
We grew funds from operations ("FFO") 42.2% to $6.8 million, or $0.18 per share, in the second quarter of 2016 from $4.8 million, or $0.12 per share, in the second quarter of 2015. Core funds from operations ("Core FFO") increased 13.1% to $7.8 million, or $0.21 per share, in the second quarter of 2016 from $6.9 million, or $0.18 per share, in the second quarter of 2015.

•	On June 21, 2016, we declared a $0.13 per share dividend on our common stock compared to a $0.12 per share dividend in the second quarter of 2015.

•	We sold 62 single-family homes for total gross proceeds of $10.1 million in the second quarter of 2016. Net gain for these sales totaled $2.5 million during the second quarter of 2016.

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

The following table summarizes the occupancy status of our properties as of June 30, 2016:

Market	Number of Properties	Properties Occupied	Properties Vacant	Aggregate Portfolio Occupancy Rate	Average Monthly Rent (1)	Average Remaining Lease Term (Months) (2)
Atlanta	2,697	2,638	59	97.8%	$1,086	8.0
Phoenix	1,424	1,394	30	97.9%	1,118	7.5
Tampa	1,112	1,086	26	97.7%	1,318	7.9
Charlotte	684	663	21	96.9%	1,089	7.5
Dallas	503	486	17	96.6%	1,318	9.4
Orlando	490	481	9	98.2%	1,187	7.7
Jacksonville	451	441	10	97.8%	1,155	8.7
Northern CA	382	377	5	98.7%	1,658	7.3
Southeast FL	362	354	8	97.8%	1,682	7.1
Las Vegas	290	281	9	96.9%	1,209	6.3
Columbus	284	274	10	96.5%	1,076	8.3
Tucson	209	203	6	97.1%	852	5.4
Southern CA	23	22	1	95.7%	1,196	3.8
Totals	8,911	8,700	211	97.6%	$1,190	7.8

(1)
Average monthly rent for occupied properties was calculated as the average of the contracted monthly rent for all occupied properties as of June 30, 2016 and reflects rent concessions amortized over the life of the related lease.

(2)	Average remaining lease term assumes a remaining term of 30 days for leases in month-to-month status.

The aggregate portfolio occupancy rate increased to 97.6% as of June 30, 2016 compared to 94.7% as of June 30, 2015.

During the three months ended June 30, 2016, 676 properties turned over compared to 641 in the three months ended June 30, 2015. This turnover number includes move-outs, evictions and lease breaks on our stabilized portfolio. Quarterly turnover for the three months ended June 30, 2016 was 7.6% compared to 7.0% for the three months ended June 30, 2015. This increase in turnover rate stemmed largely from a higher percentage of portfolio wide lease expirations occurring in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Quarterly turnover represents the number of properties turned over in the period divided by the number of properties in stabilized status at period-end. The total number of properties with lease expirations in the three months ended June 30, 2016 was 2,470, including properties with month-to-month occupancy in the period. Of these properties, 499 properties turned over, resulting in a retention rate of 79.8% compared to a retention rate of 79.7% during the three months ended June 30, 2015.

The following is a summary of our turnover percentage, by quarter, for the trailing twelve-month periods ended June 30, 2016 and 2015:

Turnover (1)
June 30, 2016	7.6%
March 31, 2016	7.2%
December 31, 2015	6.6%
September 30, 2015	8.2%
Total turnover for twelve months ended June 30, 2016	29.6%

Turnover (1)
June 30, 2015	7.0%
March 31, 2015	5.8%
December 31, 2014	6.6%
September 30, 2014	8.9%
Total turnover for twelve months ended June 30, 2015	28.3%

(1)	Quarterly turnover percentage represents the number of properties turned over in each respective period divided by the number of properties in stabilized status as of each respective period-end.

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

As of June 30, 2016, we had 5,942 properties included in Same-Home properties in the following markets:

		Aggregate Occupancy		Average Monthly Rent (1)
	Number of Same-Home Properties	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Atlanta	1,052	98.3%	95.0%	$1,218	$1,173
Phoenix	1,424	97.9%	97.3%	1,118	1,085
Tampa	923	97.5%	95.4%	1,346	1,306
Charlotte	143	94.4%	90.9%	1,211	1,171
Dallas	379	96.8%	97.1%	1,326	1,285
Orlando	282	98.2%	98.6%	1,291	1,241
Jacksonville	301	98.0%	98.0%	1,135	1,109
Northern CA	382	98.7%	97.4%	1,658	1,546
Southeast FL	250	98.0%	94.0%	1,729	1,686
Las Vegas	290	96.9%	97.6%	1,209	1,170
Columbus	284	96.5%	96.1%	1,076	1,057
Tucson	209	97.1%	96.2%	852	843
Southern CA	23	95.7%	100.0%	1,196	1,200
Totals	5,942	97.7%	96.3%	$1,250	$1,207

(1)
Average monthly rent for occupied properties was calculated as the average of the contracted monthly rent for all occupied properties as of June 30, 2016 and 2015, respectively, and reflects rent concessions amortized over the life of the related lease.

Results of Operations

The following is a summary of our results of operations (unaudited) for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands except per share data)	2016	2015	2016	2015
Condensed Consolidated Income Statement Data
Total revenue	$31,488	$30,184	$62,624	$52,436
Property operating expenses:
Property operating and maintenance	5,729	5,593	11,613	9,950
Real estate taxes	4,478	4,395	8,930	7,946
Homeowners’ association fees	412	548	848	953
Property management	2,742	2,948	5,513	5,095
Total property operating expenses	$13,361	$13,484	$26,904	$23,944

Loss before other income, income taxes and non-controlling interests	$(2,007)	$(3,977)	$(6,084)	$(8,018)
Net loss	$(222)	$(3,886)	$(3,811)	$(7,727)
Net loss attributable to common stockholders	$(234)	$(3,686)	$(3,638)	$(7,330)
Net loss per share attributable to common shares - basic and diluted	$(0.01)	$(0.10)	$(0.10)	$(0.20)
Net operating income (1)	$18,127	$16,779	$35,720	$28,655

Same-Home Properties Income Statement Data (2)
Same-Home total revenue	$22,065	$20,852	$43,737	$41,420
Same-Home property operating expenses:
Property operating and maintenance	4,091	4,102	8,367	7,888
Real estate taxes	3,173	3,053	6,321	6,197
Homeowners' association fees	325	449	664	819
Property management	1,921	2,041	3,836	4,036
Same-Home property operating expenses	9,510	9,645	19,188	18,940
Same-Home net operating income (1)	$12,555	$11,207	$24,549	$22,480

(1)
Net operating income ("NOI") and Same-Home net operating income ("Same-Home NOI") are non-GAAP financial measures we believe, when considered with the financial statements determined in accordance with GAAP, are helpful to investors in understanding our performance as a REIT. Reconciliations of NOI and Same-Home NOI to net loss prepared in accordance with GAAP are found in this Item 2 under the headings "Non-GAAP Financial Performance Measures".

(2)	See "Same-Home Properties" section for information as to how we define our Same-Home property portfolio.

Comparison of the Three and Six Months Ended June 30, 2016 and the Three and Six Months Ended June 30, 2015

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

Total revenue increased $1.3 million and $10.2 million, or 4.3% and 19.4%, respectively, in the three and six months ended June 30, 2016 compared to the prior year periods. We owned 8,911 properties as of June 30, 2016 as compared to 9,261 properties as of June 30, 2015 with aggregate occupancy rates of 97.6% and 94.7%, respectively. Our average monthly rent for occupied properties in our portfolio increased to $1,190 as of June 30, 2016 from $1,149 as of June 30, 2015. We calculate average monthly rent for a period as the average of the contracted monthly rent for all occupied properties as of the end of such period, net of the concessions amortized over the life of the related lease. The increase for the three months ended June 30, 2016 over the prior year period was primarily due to increases in our rental rates and occupancy rate, partially offset by a decrease in portfolio size. The increase for the six months ended June 30, 2016, over the prior year period, was primarily due to an increase in the number of occupied homes during the period driven by consummation of the Portfolio Acquisition on April 1, 2015.

Total revenue from Same-Home properties increased $1.2 million and $2.3 million, or 5.8% and 5.6%, respectively, in the three and six months ended June 30, 2016, compared to the prior year periods. This increase was due primarily to the increase in average monthly rent and aggregate occupancy. Average monthly rent for occupied properties in our Same-Home portfolio increased to $1,250 as of June 30, 2016 compared to $1,207 as of June 30, 2015. The average rent for the Same-Home portfolio is higher than our aggregate portfolio due to property mix as a result of the Portfolio Acquisition. Same-Home occupancy increased to 97.7% as of June 30, 2016 compared to 96.3% as of June 30, 2015.

Expenses

Property Operating Expenses. Property operating expenses include property operating and maintenance, real estate taxes, homeowners' association fees, and property management. Included in property operating and maintenance are repairs and maintenance expenses associated with resident turnover, property insurance, bad debt and utilities and landscape maintenance on market ready properties not occupied. Real estate taxes are expensed once a property is placed in service. As of June 30, 2016, we internally managed 94.4% of our portfolio, which represented all of our markets other than Las Vegas and Tucson where we use third-party managers.

Property operating expenses for the entire portfolio decreased $0.1 million, or 0.9%, in the three months ended June 30, 2016 over the prior year period. As a percentage of revenue, property operating expenses decreased 2.3 percentage points primarily due to an increased revenue base. Property operating expenses for the entire portfolio increased $3.0 million, or 12.4% in the six months ended June 30, 2016 over the prior year period primarily as a result of the significant increase in the number of properties owned and in-service during the six months ended June 30, 2016, due to the Portfolio Acquisition, and the resulting increases in expenses for turnover, repairs and maintenance, real estate taxes, and property management. As a percentage of revenue, property operating expenses decreased 2.7 percentage points in the six months ended June 30, 2016 over the prior year period, primarily due to efficiencies of scale reflected in our property management expense calculated as a percentage of revenue.

Property operating expenses for the Same-Home properties decreased $0.1 million, or 1.4%, during the three months ended June 30, 2016 and increased $0.2 million, or 1.3% in the six months ended June 30, 2016 over the prior year periods. The slight increase in the six months ended June 30, 2016 stemmed primarily from increases in property operating and maintenance and real estate taxes, offset partially by savings in property management.

Depreciation and Amortization. Depreciation and amortization includes depreciation on real estate assets placed in-service and amortization of deferred lease fees and in-place leases. Depreciation and amortization increased $0.4 million and $2.7 million, or 4.9% and 16.8%, respectively, in the three and six months ended June 30, 2016, over the prior year periods. The increase in the three months ended June 30, 2016 is primarily as a result of capital improvements for renovation and post-renovation activities. The increase in the six months ended June 30, 2016 stemmed primarily from the significant increase in the number of properties owned and in-service during the six months ended June 30, 2016, due to the consummation of Portfolio Acquisition on April 1, 2015, as compared to the prior year period.

Portfolio Acquisition Expense. We incurred $1.2 million and $2.0 million, respectively, of costs associated with the Portfolio Acquisition in the three and six months ended June 30, 2015. We incurred no such costs in the three and six months ended June 30, 2016.

General and Administrative. General and administrative includes those costs related to being a public company and expenses associated with our corporate and administrative functions. General and administrative expense decreased $0.3 million and $0.4 million, or 6.9% and 5.1%, respectively, in the three and six months ended June 30, 2016, over the prior year periods primarily related to expense management and timing of certain items.

Share-based Compensation. Share-based compensation expense includes costs associated with our restricted stock awards to our board of directors and certain employees and our performance stock unit awards to certain members of management.

Share-based compensation expense increased $0.1 million and $0.2 million, respectively, in the three and six months ended June 30, 2016 over the prior year periods primarily due to the issuance of 127,648 shares of restricted stock made in February 2016, which will vest on the first anniversary of the grant date, as long as such individual is an employee on the vesting date, subject to earlier acceleration pursuant to their terms.

Severance and Other. Severance and other consists primarily of severance and related costs for certain employees that have departed.

Interest Expense. Interest expense includes interest incurred on the outstanding balance of our debt, an unused line fee on the undrawn amount of the revolving credit facility, debt service costs, and amortization of deferred financing fees, net of certain amounts capitalized for properties undergoing renovation activities. Interest expense increased $0.4 million and $3.2 million, respectively, in the three and six months ended June 30, 2016, over the prior year periods. The increase in interest expense for the three months ended June 30, 2016 over the prior year period is due to higher average interest rates and an increase in losses reclassified from accumulated other comprehensive loss into income associated with our interest rate cap agreements. The increase for the six months ended June 30, 2016 over the prior year period is primarily attributed to a higher average outstanding balance of debt in the revolving credit facility related to financing the Portfolio Acquisition in April 2015.

Total Other Income. Total other income consists of activities related to our sales of investments in real estate. Total other income increased $1.9 million and $2.6 million, respectively, in the three and six months ended June 30, 2016, over the prior year periods. The increase in other income is primarily due to the net gain on disposition of real estate related to certain properties partially offset by an increase in held for sale operating costs.

Income Tax Expense, Net. We intend to operate and to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") and intend to comply with the requirements of the Code relating to REITs. We have TRSs where certain investments may be made and activities conducted that may have otherwise been subject to the prohibited transactions tax or may not be favorably treated for purposes of complying with the various requirements for REIT qualification. The income and losses within the TRSs are subject to federal, state, and local income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We recognized income tax expense of $0.2 million and $0.7 million, respectively, in the three and six months ended June 30, 2016 compared to $33.0 thousand and $0.1 million, respectively in the three and six months ended June 30, 2015. The increase in income tax expense is primarily related to income taxes on net gain on disposition of real estate in the TRS entities.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the original issue discount rather than as an asset. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU and will continue to be reported as interest expense. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. We adopted this ASU as of January 1, 2016 and as a result of the retrospective adoption of this guidance, deferred financing costs, net of amortization of $7.0 million and $8.1 million at June 30, 2016 and December 31, 2015, respectively, are netted against the carrying values of the Securitization Loan. Previously, these costs were recorded as part of deferred financing costs, net. Additionally, in accordance with ASU 2015-15, Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, issued in August 2015, we will continue to present debt issuance costs related to our revolving credit facility as an asset within other assets on the condensed consolidated balance sheets and amortize them ratably over the term of the related facility.

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

Our liquidity and capital resources as of June 30, 2016 consisted of cash of $31.6 million, escrow deposits of $21.3 million, including cash held in reserve at financial institutions as required by our debt agreements of $21.1 million, and $71.9 million in additional borrowing capacity under our revolving credit facility.

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

Securitization Loan

On August 12, 2014, we completed a securitization transaction (the "Securitization Transaction") in which a newly-formed special purpose entity (the "Borrower") entered into a loan with a third-party lender for $312.7 million represented by a promissory note (the "Securitization Loan"). The Borrower is wholly owned by another special purpose entity (the "Equity Owner"), and the Equity Owner is wholly-owned by the Operating Partnership. The Borrower and Equity Owner are separate legal entities, but continue to be reported on our condensed consolidated financial statements.

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

The Securitization Loan does not contractually restrict our ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. The Securitization Loan documents require us to maintain certain covenants, including a minimum debt yield on the Securitization Properties, and contain customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness. We believe we were in compliance with all financial covenants under the Securitization Loan as of June 30, 2016.

Revolving Credit Facility

Certain of our subsidiaries have a revolving credit facility with a syndicate of banks. On February 18, 2015, we amended and restated the revolving credit facility to increase the borrowing capacity to $400.0 million from $200.0 million and subsequently amended the revolving credit facility to address certain interest calculation mechanics. As amended, the revolving credit facility bears interest at a varying rate of three-month LIBOR plus 3.0%, subject to a LIBOR floor of 0.0%, payable monthly. Prior to the amendment, the revolving credit facility bore interest at varying rate of three-month LIBOR plus 3.5%

subject to a LIBOR floor of 0.5%. We are also required to pay a monthly fee on the unused portion of the revolving credit facility at a rate of 0.5% per annum when the balance outstanding is less than $200.0 million or 0.3% per annum when the balance outstanding is equal to or greater than $200.0 million. As part of the amendment, the term on the revolving credit facility was extended to February 18, 2018 and the advance rate for borrowings was increased to 65% from 55%. The advance rate is based on the aggregate value of the eligible properties, which value is calculated as the lesser of (a) the third-party broker price opinion value or (b) the original purchase price plus certain renovation and other capitalized costs of the properties. We used the revolving credit facility to fund the Portfolio Acquisition. The remaining proceeds were used for working capital and other corporate purposes, including the acquisition, financing and renovation of properties. At June 30, 2016, there was $328.1 million outstanding under the facility and $71.9 million in borrowing capacity.

All amounts outstanding under the revolving credit facility are collateralized by the equity interests and assets of certain of our subsidiaries (the "Pledged Subsidiaries"), which exclude the owners of the Securitization Properties. The amounts outstanding under the revolving credit facility and certain obligations contained therein are guaranteed by Silver Bay Realty Trust Corp. and the Operating Partnership only in the case of certain bad acts (including bankruptcy) and up to $20.0 million for completion of certain property renovations, as outlined in the credit documents. As of June 30, 2016, there were approximately 5,700 properties pledged in the revolving credit facility.

The revolving credit facility does not contractually restrict our ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. For example, in the final year of the revolving credit facility, all cash generated by the properties in the Pledged Subsidiaries must be used to pay down the principal amount outstanding under the revolving credit facility. The revolving credit facility agreement requires us to meet certain quarterly financial tests pertaining to net worth, total liquidity, debt yield and debt service coverage ratios and contain customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness. We must maintain total liquidity of $25.0 million and a net worth of at least $125.0 million, in each case as determined in accordance with our revolving credit facility. We believe we were in compliance with all financial covenants under the revolving credit facility as of June 30, 2016.

Interest Rate Cap Agreements

We enter into interest rate cap agreements to manage interest rate risk associated with our variable rate debt. As of June 30, 2016, we had one interest rate cap agreement at LIBOR of 3.1085% with a notional amount of $312.7 million and a termination date of September 15, 2016 to hedge interest rate risk associated with our Securitization Loan and one forward-starting interest rate cap agreement at LIBOR of 3.1085% with a notional amount of $200.0 million to hedge interest rate risk associated with our Securitization Loan for the period September 15, 2016 through September 15, 2019. As of June 30, 2016, we also had two interest rate cap agreements at LIBOR of 3.00% with an aggregate notional amount of $349.1 million and termination dates of February 17, 2018 and February 18, 2018 to hedge interest rate risk associated with our revolving credit facility.

Operating Activities

Net cash provided by operating activities in the six months ended June 30, 2016 was $13.8 million compared to net cash provided by operating activities of $10.4 million for the six months ended June 30, 2015. The increase in our operating cash flows during the six months ended June 30, 2016 compared to the prior period was primarily due to our experiencing the increased cash flow from the Portfolio Acquisition for the full six months ended June 30, 2016 as compared to just three months during the same period in 2015.

Investing Activities

Our net cash related to investing activities is generally used to fund acquisitions and capital expenditures and is offset by proceeds from the disposition of real estate. Net cash provided by investing activities in the six months ended June 30, 2016 of $9.2 million was driven by $17.5 million in proceeds from the disposition of real estate. In addition, we used $8.3 million for capital improvements of which $4.1 million was attributable to our initial renovation of properties, which includes properties purchased in a portfolio purchase that have been renovated for the first time, and $4.2 million was attributable to capital improvements to properties that had been previously renovated.

The average renovation cost per property was approximately $28,400 or 25.3% of the purchase price for all properties placed in service since we commenced operations through June 30, 2016, including properties acquired with an in-place lease but excluding properties acquired from entities managed by Provident Real Estate Advisors LLC and The American Home Real Estate Investment Trust. These renovation costs included capitalized expenditures for renovations, real estate taxes, homeowners’ association dues, interest, costs required to gain possession of the property and other capitalized expenditures until the property is ready for its intended use.

Net cash used in investing activities in the six months ended June 30, 2015 was $281.6 million and was largely driven by the Portfolio Acquisition. We used $270.3 million for property acquisitions and another $14.8 million on capital improvements, of which $11.5 million was attributable to our initial renovation of properties which includes properties purchased in a portfolio purchase that were renovated for the first time, and $3.3 million was attributable to capital improvements to properties that had been previously renovated.

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

Financing Activities

Our net cash related to financing activities is generally affected by any borrowings and capital activities net of any dividends and distributions paid to our common shareholders and holders of non-controlling interests. Net cash used in financing activities in the six months ended June 30, 2016 was $20.3 million and was primarily attributable to the repurchases and retirement of our common stock of $11.7 million, dividends paid of $9.9 million, and repayment of our revolving credit facility of $6.1 million, partially offset by proceeds from the revolving credit facility of $7.7 million.

Net cash provided by financing activities in the six months ended June 30, 2015 was $255.2 million and was primarily attributable to proceeds from the revolving credit facility of $282.0 million to fund the Portfolio Acquisition, partially offset by repurchases and retirement of our common stock of $12.3 million, dividends paid of $5.9 million, deferred financing costs of $5.8 million and purchases of interest rate caps of $2.3 million.

Payment Obligations

We have an obligation to pay dividends on our outstanding 10% cumulative redeemable preferred stock with a $1.0 million aggregate liquidation preference in preference to dividends paid on our common stock.

We have elected to be treated as a REIT for U.S. federal income tax purposes. As a REIT, under U.S. federal income tax law we are required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income. Subject to the requirements of the Maryland General Corporation Law, we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our board of directors. On June 21, 2016, our board of directors declared $4.9 million in common stock dividends and common unit distributions, which were paid on July 15, 2016.

The 2,231,511 common units issued by the Operating Partnership in connection with the internalization of our former advisory manager may be redeemed for cash or, at our election, a number of our common shares on a one-for-one basis. To the extent that we redeem the common units for cash, our liquidity will decrease. As of June 30, 2016, none of the common units had been redeemed.

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

Net Operating Income and Same-Home Net Operating Income

We define net operating income ("NOI") as total revenue less property operating and maintenance, real estate taxes, homeowners’ association fees, and property management expenses. NOI excludes depreciation and amortization, portfolio acquisition expense, general and administrative expenses, share-based compensation, severance and other, interest expense, net gain on disposition of real estate, income tax expense, net and other non-comparable items as applicable. We consider NOI to be a meaningful financial measure when considered with the financial statements determined in accordance with GAAP. We believe NOI is helpful to investors in understanding the core performance of our real estate operations without regard to items excluded from the calculation of such measure, which can vary substantially from company to company depending upon accounting methods, book value of assets, capital structure and the method by which assets were acquired, among other factors.

We believe Same-Home NOI is a useful measure of performance because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio.

The following is a reconciliation of our NOI and Same-Home NOI to net loss as determined in accordance with GAAP for the three and six months ended June 30, 2016 and 2015 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(222)	$(3,886)	$(3,811)	$(7,727)
Depreciation and amortization	9,329	8,895	18,695	16,006
Portfolio acquisition expense	—	1,225	—	1,980
General and administrative	3,737	4,015	7,590	7,999
Share-based compensation	776	680	1,348	1,177
Severance and other	—	—	1,667	—
Interest expense	6,292	5,862	12,504	9,348
Net gain on disposition of real estate	(2,456)	(232)	(3,741)	(232)
Other expense (income)	460	108	790	(158)
Income tax expense, net	211	33	678	99
Property operating and maintenance add back:
Market ready costs prior to initial lease and other	—	79	—	163
Net operating income	18,127	16,779	35,720	28,655
Less non-Same-Home
Total revenue	(9,423)	(9,332)	(18,887)	(11,016)
Property operating expenses	3,851	3,760	7,716	4,841
Same-Home net operating income	$12,555	$11,207	$24,549	$22,480

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

Core funds from operations ("Core FFO") is a non-GAAP financial measure that we use as a supplemental measure of our performance. We believe that Core FFO is further helpful to investors as it provides a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We adjust FFO for expensed acquisition fees and costs, including those associated with the Portfolio Acquisition, share-based compensation, severance and other, income tax expense on disposition of real estate, and certain other non-cash or non-comparable costs to arrive at Core FFO.

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

The following table sets forth a reconciliation of our net loss as determined in accordance with GAAP and our calculations of FFO and Core FFO for the three and six months ended June 30, 2016 and 2015. Also presented is information regarding the weighted-average number of shares of our common stock and common units of the Operating Partnership outstanding used for the computation of FFO and Core FFO per share (amounts in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(222)	$(3,886)	$(3,811)	$(7,727)
Depreciation and amortization	9,329	8,895	18,695	16,006
Net gain on disposition of real estate	(2,456)	(232)	(3,741)	(232)
Other expense (income)	190	34	249	(252)
Funds from operations	6,841	4,811	11,392	7,795

Adjustments:
Portfolio acquisition expense (1)	—	1,225	—	1,980
Share-based compensation	776	680	1,348	1,177
Severance and other	—	—	1,667	—
Market ready costs prior to initial lease and other	—	79	—	163
Write-off of deferred financing fees	—	—	—	31
Amortization of discount on securitization loan	75	75	150	150
Income tax expense on disposition of real estate	132	—	482	—
Other expense (2)	—	49	—	113
Core funds from operations	$7,824	$6,919	$15,039	$11,409

FFO	$6,841	$4,811	$11,392	$7,795
Preferred stock distributions	(25)	(25)	(50)	(50)
FFO available to common shares and units	$6,816	$4,786	$11,342	$7,745

Core FFO	$7,824	$6,919	$15,039	$11,409
Preferred stock distributions	(25)	(25)	(50)	(50)
Core FFO available to common shares and units	$7,799	$6,894	$14,989	$11,359

Weighted average common shares and units outstanding (3)(4)	37,687,602	38,507,068	37,971,033	38,583,655
FFO per share	$0.18	$0.12	$0.30	$0.20
Core FFO per share	$0.21	$0.18	$0.39	$0.29

(1)	Includes a one-time expense for costs related to the Portfolio Acquisition.

(2)	Non-comparable costs from prior periods.

(3)	Represents the weighted average of common shares and common units in the Operating Partnership outstanding for the periods presented.

(4)	Includes the effect of dilutive securities attributable to certain stock based awards granted during the three and six months ended June 30, 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Our future revenue, cash flows and fair values relevant to certain financial instruments are dependent upon prevailing market interest rates. Our Securitization Loan and revolving credit facility have variable rates of interest. We are therefore most vulnerable to changes in short-term LIBOR interest rates. For discussion of our borrowing activity in the three and six months ended June 30, 2016, see Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Part I of this Quarterly Report on Form 10-Q.

There have been no material changes in our interest rate market risk during the three and six months ended June 30, 2016. For additional information on our interest rate market risk, refer to Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2016. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	146,339	$14.67	146,339	875,114
May 1, 2016 - May 31, 2016 (3)	54,222	14.71	49,400	825,714
June 1, 2016 - June 30, 2016	35,240	15.31	35,240	790,474
Total	235,801	$14.78	230,979	790,474

(1)	Includes commissions.

(2)
These shares were repurchased and retired under the Company's share repurchase program authorized on July 1, 2013 and increased on November 25, 2014, pursuant to which the Company is authorized to repurchase up to 5,000,000 shares of its common stock and which does not have an expiration date.

(3)	Includes 4,822 shares withheld to settle tax withholding obligations related to the vesting of restricted stock awards at an average price of $14.57 per share.

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

SILVER BAY REALTY TRUST CORP.

Date: August 4, 2016	By:	/s/ Thomas W. Brock
Thomas W. Brock President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2016	By:	/s/ Christine Battist
Christine Battist Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
2.1	Real Estate Sales Contract, dated as of February 18, 2015, between The American Home Real Estate Investment Trust, Inc. and 2015A Property Owner LLC	10-Q	001-35760	2.2	May 7, 2015
2.2	Amendment dated June 1, 2015 to Real Estate Sales Contract dated as of February 18, 2015 with The American Home Real Estate Investment Trust, Inc.	10-Q	001-35760	2.3	August 6, 2015
2.3	Amendment dated July 1, 2015 to Real Estate Sales Contract dated as of February 18, 2015 with The American Home Real Estate Investment Trust, Inc.	10-Q	001-35760	2.4	November 5, 2015
2.4	Amendment dated September 1, 2015 to Real Estate Sales Contract dated as of February 18, 2015 with The American Home Real Estate Investment Trust, Inc.	10-Q	001-35760	2.5	November 5, 2015
2.5	Amendment dated October 1, 2015 to Real Estate Sales Contract dated as of February 18, 2015 with The American Home Real Estate Investment Trust, Inc.	10-Q	001-35760	2.6	November 5, 2015
2.6	Amendment dated December 15, 2015 to Real Estate Sales Contract dated as of February 18, 2015 with The American Home Real Estate Investment Trust, Inc.	10-K	001-35760	2.14	February 25, 2016
3.1	Articles of Amendment and Restatement of Silver Bay Realty Trust Corp.	10-K	001-35760	3.1	March 1, 2013
3.2	Amended and Restated Bylaws of Silver Bay Realty Trust Corp.	10-K	001-35760	3.2	February 25, 2016
3.3	Articles Supplementary for Cumulative Redeemable Preferred Stock of Silver Bay Realty Trust Corp.	10-K	001-35760	3.3	March 1, 2013
4.1	Specimen Common Stock Certificate of Silver Bay Realty Trust Corp.	S-11/A	333-183838	3.5	November 23, 2012
4.2	Registration Rights Agreement by and among Silver Bay Realty Trust Corp. and certain holders of common units in Silver Bay Operating Partnership L.P., dated September 30, 2014.	10-K	001-35760	4.5	February 26, 2015
10.1	Silver Bay Realty Trust Corp. Restated 2012 Equity Incentive Plan	8-K	001-35760	10.1	May 19, 2016
10.2	Form of Restricted Stock Agreement under the Silver Bay Realty Trust Corp. Restated 2012 Equity Incentive Plan	8-K	001-35760	10.2	May 19, 2016
10.3	Form of Performance-Based Restricted Stock Unit Award Agreement under the Silver Bay Realty Trust Corp. Restated 2012 Equity Incentive Plan
10.4	Offer Letter for Thomas W. Brock
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document