Form 10-Q
period 2016-09-30
Silver Bay Realty Trust Corp.
filed 2016-11-03
CIK 1557255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
or

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

As of October 31, 2016, there were 35,380,034 shares of common stock, par value $0.01 per share, outstanding.

SILVER BAY REALTY TRUST CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

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

The forward-looking statements contained in this Quarterly Report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed or implied in any forward-looking statement. We are not able to predict all of the factors that may affect future results. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include national, international, regional or local economic, business, competitive, market and regulatory conditions and the following:

•
Those factors described in the discussion on risk factors in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 (and any updates to those risk factors included in Part II, Item 1A, “Risk Factors,” in this Quarterly Report), Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 3, "Quantitative and Qualitative Disclosures about Market Risk" in this Quarterly Report on Form 10-Q and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission;

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

The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable laws. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
Silver Bay Realty Trust Corp.
Condensed Consolidated Balance Sheets
(amounts in thousands except share data)

	September 30, 2016 (unaudited)	December 31, 2015
Assets
Investments in real estate:
Land and land improvements	$213,978	$220,110
Building and improvements	975,967	989,574
	1,189,945	1,209,684
Accumulated depreciation	(99,386)	(74,907)
Investments in real estate, net	1,090,559	1,134,777
Assets held for sale	18,473	11,184
Cash	37,320	29,028
Escrow deposits	65,590	15,472
Resident security deposits	12,784	12,521
Other assets	8,197	13,298
Total assets	$1,232,923	$1,216,280
Liabilities and Equity
Liabilities:
Revolving credit facility	$364,130	$326,472
Securitization loan, net	296,754	295,741
Accounts payable and accrued expenses	24,687	16,752
Resident prepaid rent and security deposits	14,561	14,462
Total liabilities	700,132	653,427
10% cumulative redeemable preferred stock at liquidation value, $0.01 par; 50,000,000 shares authorized, 1,000 shares issued and outstanding	1,000	1,000
Equity:
Stockholders’ equity:
Common stock $0.01 par; 450,000,000 shares authorized; 35,380,133 and 36,063,187, respectively, shares issued and outstanding	352	359
Additional paid-in capital	643,011	651,987
Accumulated other comprehensive loss	(1,646)	(1,613)
Cumulative deficit	(141,477)	(121,620)
Total stockholders’ equity	500,240	529,113
Noncontrolling interests - Operating Partnership	31,551	32,740
Total equity	531,791	561,853
Total liabilities and equity	$1,232,923	$1,216,280

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp. Condensed Consolidated Statements of Operations and Comprehensive Loss (amounts in thousands except share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Rental income	$30,750	$29,919	$91,895	$81,184
Other income	811	698	2,290	1,869
Total revenue	31,561	30,617	94,185	83,053
Expenses:
Property operating and maintenance	6,262	6,529	17,875	16,479
Real estate taxes	4,563	3,918	13,493	11,864
Homeowners’ association fees	410	512	1,258	1,465
Property management	2,778	3,167	8,291	8,262
Depreciation and amortization	9,243	9,068	27,938	25,074
Portfolio acquisition expense	123	66	123	2,046
General and administrative	3,514	3,925	11,104	11,924
Share-based compensation	661	718	2,009	1,895
Severance and other	310	—	1,977	—
Interest expense	6,589	5,959	19,093	15,307
Total expenses	34,453	33,862	103,161	94,316
Loss before other income, income taxes and non-controlling interests	(2,892)	(3,245)	(8,976)	(11,263)
Other income:
Net gain on disposition of real estate	2,417	2,089	6,158	2,320
Adjustments for derivative instruments, net	(120)	—	(120)	—
Other expense	(646)	(223)	(1,436)	(64)
Total other income	1,651	1,866	4,602	2,256
Loss before income taxes and non-controlling interests	(1,241)	(1,379)	(4,374)	(9,007)
Income tax expense, net	(424)	(48)	(1,102)	(147)
Net loss	(1,665)	(1,427)	(5,476)	(9,154)
Net loss attributable to noncontrolling interests - Operating Partnership	98	84	321	531
Net loss attributable to controlling interests	(1,567)	(1,343)	(5,155)	(8,623)
Preferred stock distributions	(25)	(25)	(75)	(75)
Net loss attributable to common stockholders	$(1,592)	$(1,368)	$(5,230)	$(8,698)
Loss per share - basic and diluted:
Net loss attributable to common shares	$(0.05)	$(0.04)	$(0.15)	$(0.24)
Weighted average common shares outstanding	35,385,138	36,071,146	35,617,262	36,257,449

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp. Condensed Consolidated Statements of Operations and Comprehensive Loss (amounts in thousands except share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Comprehensive Loss:
Net loss	$(1,665)	$(1,427)	$(5,476)	$(9,154)
Other comprehensive loss:
Net change in fair value of cash flow hedges	357	(1,014)	(281)	(1,503)
Losses reclassified into earnings from other comprehensive income (loss)	167	—	248	—
Other comprehensive income (loss)	524	(1,014)	(33)	(1,503)
Comprehensive loss	(1,141)	(2,441)	(5,509)	(10,657)
Comprehensive loss attributable to noncontrolling interests- Operating Partnership	68	84	327	531
Comprehensive loss attributable to controlling interests	$(1,073)	$(2,357)	$(5,182)	$(10,126)

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp.
Condensed Consolidated Statement of Changes in Equity
(amounts in thousands except share data)
(unaudited)

	Common Stock			Accumulated Other Comprehensive Loss		Total Stockholders’ Equity	Noncontrolling Interests - Operating Partnership
	Shares	Par Value Amount	Additional Paid-In Capital		Cumulative Deficit			Total Equity
Balance at January 1, 2016	36,063,187	$359	$651,987	$(1,613)	$(121,620)	$529,113	$32,740	$561,853
Non-cash equity awards, net	132,089	1	1,939	—	—	1,940	—	1,940
Repurchase and retirement of common stock	(815,143)	(8)	(11,783)	—	—	(11,791)	—	(11,791)
Dividends declared	—	—	—	—	(14,702)	(14,702)	—	(14,702)
Net loss	—	—	—	—	(5,155)	(5,155)	(321)	(5,476)
Net change in fair value of cash flow hedges	—	—	—	(281)	—	(281)	—	(281)
Losses reclassified into earnings from other comprehensive loss	—	—	—	248	—	248	—	248
Adjustment to noncontrolling interests - Operating Partnership	—	—	868	—	—	868	(868)	—
Balance at September 30, 2016	35,380,133	$352	$643,011	$(1,646)	$(141,477)	$500,240	$31,551	$531,791

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp. Condensed Consolidated Statements of Cash Flows (amounts in thousands) (unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(5,476)	$(9,154)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,938	25,074
Non-cash share-based compensation	1,940	1,826
Losses reclassified into earnings from other comprehensive loss	248	—
Amortization and write-off of deferred financing costs	3,456	3,341
Amortization of discount on securitization loan	225	225
Net gain on disposition of real estate	(6,158)	(2,320)
Other	1,633	1,129
Net change in assets and liabilities:
Increase in escrow cash for operating activities and debt reserves	(8,675)	(3,776)
Decrease (increase) in other assets	193	(3,733)
Increase in accounts payable, accrued expenses, and prepaid rent	8,911	10,459
Net cash provided by operating activities	24,235	23,071
Cash Flows From Investing Activities:
Purchase of investments in real estate	(1,632)	(272,679)
Capital improvements of investments in real estate	(11,596)	(20,698)
(Increase) decrease in escrow cash for investing activities	(39,667)	959
Proceeds from disposition of real estate	28,711	21,063
Other	—	(43)
Net cash used in investing activities	(24,184)	(271,398)
Cash Flows From Financing Activities:
Payments on securitization loan	(910)	(6,866)
Proceeds from revolving credit facility	47,819	281,963
Payments on revolving credit facility	(10,161)	(4,805)
Deferred financing costs paid	(122)	(5,783)
Purchase of interest rate cap agreements	(30)	(2,250)
Change in interest rate swap collateral	(1,776)	—
Repurchase and retirement of common stock	(11,791)	(12,326)
Dividends paid	(14,788)	(10,434)
Net cash provided by financing activities	8,241	239,499
Net change in cash	8,292	(8,828)
Cash at beginning of period	29,028	49,854
Cash at end of period	$37,320	$41,026

Supplemental disclosure of cash flow information:
Decrease in fair value of cash flow hedges	$281	$1,503
Noncash investing and financing activities:
Common stock and unit dividends declared, but not paid	$4,869	$4,572
Capital improvements in accounts payable	$307	$1,058

See accompanying notes to the condensed consolidated financial statements.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Nine Months Ended September 30, 2016
(amounts in thousands, except share data and property counts)

Note 1.  Organization and Operations

Silver Bay Realty Trust Corp. ("Silver Bay" or the "Company") is a Maryland corporation that focuses on the acquisition, renovation, leasing and management of single-family properties in select markets in the United States.

As of September 30, 2016, the Company owned 8,837 single-family properties for rental purposes in Arizona, California, Florida, Georgia, Nevada, North Carolina, Ohio, South Carolina and Texas, excluding properties reflected as assets held for sale on its condensed consolidated balance sheets.

In connection with its initial public offering in 2012, the Company restructured its ownership to conduct its business through a traditional umbrella partnership in which substantially all of its assets are held by, and its operations are conducted through, Silver Bay Operating Partnership L.P. (the "Operating Partnership"), a Delaware limited partnership. This structure is commonly referred to as an "UPREIT". The Company's wholly owned subsidiary, Silver Bay Management LLC, is the sole general partner of the Operating Partnership. As of September 30, 2016, the Company owned, through a combination of direct and indirect interests, 94.1% of the partnership interests in the Operating Partnership.

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

Note 2.  Basis of Presentation and Significant Accounting Policies

Consolidation and Basis of Presentation

The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2016 and results of operations for all periods presented have been made. The results of operations for the three and nine months ended September 30, 2016 may not be indicative of the results for a full year.

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

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Nine Months Ended September 30, 2016
(amounts in thousands, except share data and property counts)

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

Escrow Deposits

Escrow deposits include cash held in reserve at financial institutions, as required by the Company's debt agreements described in Note 4, refundable earnest money deposits associated with the acquisition described in Note 3, and money held at financial institutions for cash flow hedge collateral.

Income Taxes

The Company intends to operate and to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") and intends to comply with the requirements of the Code relating to REITs. The Company has TRSs where certain investments may be made and activities conducted that may have otherwise been subject to the prohibited transactions tax or may not be favorably treated for purposes of complying with the various requirements for REIT qualification. The income and losses within the TRSs are subject to federal, state, and local income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The Company recognized income tax expense of $424 and $1,102 in the three and nine months ended September 30, 2016, respectively, compared to $48 and $147 in the three and nine months ended September 30, 2015, respectively, primarily related to income taxes on net gain on disposition of real estate in the TRS entities.

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (the "JOBS Act"), the Company meets the definition of an “emerging growth company.” The Company has irrevocably elected to opt out of the extended transition period for complying with new or revised U.S. accounting standards pursuant to Section 107(b) of the JOBS Act. As a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. The Company will cease to be an "emerging growth company" under the JOBS Act on December 31, 2017.

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

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Nine Months Ended September 30, 2016
(amounts in thousands, except share data and property counts)

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the original issue discount, rather than as an asset. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU and will continue to be reported as interest expense. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. The Company adopted this ASU as of January 1, 2016 and as a result of the retrospective adoption of this guidance, deferred financing costs, net of amortization of $6,441 and $8,139 at September 30, 2016 and December 31, 2015, respectively, are netted against the carrying values of the securitization loan. Previously, these costs were recorded as part of deferred financing costs, net on the condensed consolidated balance sheets. Additionally, in accordance with ASU 2015-15, Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, issued in August 2015, the Company will continue to present debt issuance costs related to its revolving credit facility as an asset within other assets on the condensed consolidated balance sheets and amortize them ratably over the term of the related facility.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU include multiple provisions intended to simplify various aspects of the accounting for share-based payments. The guidance will be effective for annual reporting periods beginning after December 15, 2016, and for interim reporting periods within those annual periods, with early adoption permitted. The Company does not anticipate the adoption of this ASU will have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments, which changes how companies will measure credit losses for certain financial assets. This guidance requires an entity to estimate its expected credit losses and record an allowance based on this estimate so that it is presented at the net amount expected to be collected on the financial asset. The guidance will be effective for annual periods beginning after December 15, 2019 and interim periods within that reporting period with early adoption permitted beginning after December 15, 2018 and interim periods within that reporting period. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments should be presented and classified on the statement of cash flow. The guidance will be effective for annual periods beginning after December 15, 2017 and interim periods within that reporting period. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

Note 3. Investments in Real Estate

Acquisition of Properties

On October 1, 2016, the Company completed the acquisition of a portfolio of 322 homes located in its core markets. The aggregate purchase price for the acquisition was $41,455 which was primarily financed using proceeds obtained under the Company’s revolving credit facility. In order to complete the transaction on October 1, 2016, the Company placed $39,675 in earnest money deposit with a third party escrow agent as of September 30, 2016. The homes are located in Atlanta, GA, Tampa, FL and Orlando, FL.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Nine Months Ended September 30, 2016
(amounts in thousands, except share data and property counts)

During both the three and nine months ended September 30, 2016, the Company incurred $123 in transaction expenses associated with the acquisition of properties. During the three and nine months ended September 30, 2015, the Company incurred $66 and $2,046, respectively, in transaction expenses associated with the Portfolio Acquisition. These costs are included in portfolio acquisition expense in the condensed consolidated statements of operations and comprehensive loss.

Sale of Real Estate Assets

During the three and nine months ended September 30, 2016, the Company sold certain properties, primarily in Southeast Florida and Southern California, for an aggregate sales price of $11,261 and $28,711, respectively, resulting in an aggregate net gain of $2,417 and $6,158, respectively, which has been classified as net gain on disposition of real estate in the condensed consolidated statements of operations and comprehensive loss. In connection with these asset sales, certain debt repayments were made. During the three and nine months ended September 30, 2015, the Company sold certain properties, primarily in Houston, TX, for an aggregate sales price of $18,356 and $21,063, respectively, resulting in an aggregate net gain of $2,089 and $2,320, respectively. In accordance with ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the disposals were not considered a discontinued operation. Any holding costs associated with homes being sold are reflected within held for sale expenses and are classified as other expense in the condensed consolidated statements of operations and comprehensive loss.

In connection with assets held for sale, the Company recognized $255 and $504 in impairment charges for the three and nine months ended September 30, 2016, respectively, and $14 and $46 in impairment charges for the three and nine months ended September 30, 2015, respectively, classified within other expense on the condensed consolidated statements of operations and comprehensive loss.

Note 4.  Debt

The following table presents the Company's debt as of September 30, 2016 and December 31, 2015:

				Carrying Amount
	Interest Rate as of September 30, 2016		Maturity Date	September 30, 2016	December 31, 2015
Securitization loan	2.50%	(1)	September 9, 2019 (2)	$304,056	$304,966
Unamortized original issue discount (3)				(861)	(1,086)
Unamortized deferred financing costs				(6,441)	(8,139)
Securitization loan, net				296,754	295,741
Revolving credit facility	3.89%	(4)	February 18, 2018 (5)	364,130	326,472
Total				$660,884	$622,213

(1)
The securitization loan provides for monthly payments at a blended rate equal to the one-month LIBOR plus 1.84% and a monthly servicing fee of 0.1355% (excluding the amortization of the original issue discount and deferred financing costs).

(2)
The securitization loan had an initial term of two years, with three, 12-month extension options, which management intends to exercise, resulting in a fully extended maturity date of September 9, 2019. The extension options may be executed provided there is no event of default under the securitization loan, a replacement interest rate cap agreement is obtained in a form reasonably acceptable to the lender and the borrower complies with other terms set forth in the loan agreement.

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

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Nine Months Ended September 30, 2016
(amounts in thousands, except share data and property counts)

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

The Securitization Loan provides for monthly payments at a blended rate equal to the one-month LIBOR plus 1.84% and a monthly servicing fee of 0.1355% (excluding the amortization of the original issue discount and deferred financing costs). The Securitization Loan has a blended effective rate of one-month LIBOR plus 1.94%, including the amortization of the original issue discount, plus monthly servicing fees of 0.1355%. The Securitization Loan was issued at a discount of $1,503, which will be accreted and recognized to interest expense through the fully extended maturity date of September 9, 2019. In the three and nine months ended September 30, 2016, the Company incurred gross interest expense of $1,917 and $5,611, respectively, excluding amortization of the discount, deferred financing costs and other fees. In the three and nine months ended September 30, 2015, the Company incurred gross interest expense of $1,706 and $5,081, respectively, excluding amortization of the discount, deferred financing costs and other fees. As of September 30, 2016 and December 31, 2015, the loan had a weighted-average interest rate of 2.50% and 2.30%, respectively, which is inclusive of the monthly servicing fees, but excludes amortization of the original issue discount, deferred financing costs and interest rate cap accretion.

During the nine months ended September 30, 2016 and 2015, the Company paid down $910 and $6,866, respectively, on the Securitization Loan to effect the release of certain properties from the first priority mortgages securing the Securitization Loan, including certain properties sold from the Southeast Florida and Houston, TX markets as described in Note 3.

The Securitization Loan had an initial term of two years, with three, 12-month extension options, resulting in a fully extended maturity date of September 9, 2019. The Borrower may execute the extension options provided there is no event of default under the Securitization Loan, the Borrower obtains a replacement interest rate cap agreement in a form reasonably acceptable to the lender and the Borrower complies with the other terms set forth in the loan agreement. During the nine months ended September 30, 2016, the Company executed the first 12-month extension option.

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

All amounts outstanding under the Securitization Loan are secured by first priority mortgages on the securitization properties (the "Securitization Properties"), a pool of approximately 3,000 properties, in addition to the equity interests in, and certain assets of, the Borrower. The amounts outstanding under the Securitization Loan and certain obligations contained therein are guaranteed by the Operating Partnership only in the case of certain bad acts (including bankruptcy) as outlined in the transaction documents. As long as the Securitization Loan is outstanding, the assets of the Borrower and Equity Owner are not available to satisfy the debts and obligations of the Company or its other consolidated subsidiaries and the liabilities of the Borrower and Equity Owner are not liabilities of the Company (excluding, for this purpose, the Borrower and Equity Owner) or its other consolidated subsidiaries. The Company is permitted to receive distributions from the Borrower out of unrestricted cash as long as the Borrower is current with all payments and in compliance with all other obligations under the Securitization Loan.

The Securitization Loan provides for the restriction of cash whereby the Company must set aside funds for payment of real estate taxes, capital expenditures and other reserves associated with the Securitization Properties. There is also a cash management account controlled by the lender for the collection of all rents and cash generated by the Borrower's properties. In the event of default, the lender may apply funds, as the lender elects, from the cash management account, foreclose on its security interests, appoint a new property manager, and in limited circumstances, enforce the Company's guaranty. As of September 30, 2016 and December 31, 2015, the Company had $6,060 and $5,139, respectively, included in escrow deposits associated with the required reserves on the condensed consolidated balance sheets.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Nine Months Ended September 30, 2016
(amounts in thousands, except share data and property counts)

The Securitization Loan does not contractually restrict the Company's ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. The Securitization Loan documents require the Company to maintain certain covenants, including a minimum debt yield on the Securitization Properties, and contain customary events of default for a loan of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments and cross-default with certain other indebtedness. As of September 30, 2016 and December 31, 2015, the Company believes it was in compliance with all financial covenants under the Securitization Loan.

Revolving Credit Facility

Certain of the Company's subsidiaries have a revolving credit facility (the "revolving credit facility") with a syndicate of banks. On February 18, 2015, the Company amended and restated the revolving credit facility to increase the borrowing capacity to $400,000 from $200,000 and subsequently amended the revolving credit facility to address certain interest calculation mechanics. As amended, the revolving credit facility bears interest at a varying rate of three-month LIBOR plus 3.0%, subject to a LIBOR floor of 0.00%. Prior to the amendment, the revolving credit facility bore interest at varying rates of three-month LIBOR plus 3.50% subject to a LIBOR floor of 0.50%, payable monthly. The Company is also required to pay a monthly fee on the unused portion of the revolving credit facility at a rate of 0.50% per annum when the balance outstanding is less than $200,000, or 0.30% per annum when the balance outstanding is equal to or greater than $200,000. As part of the amendment, the term of the revolving credit facility was extended to February 18, 2018 and the advance rate for borrowings was increased to 65% from 55%. The advance rate is based on the aggregate value of the eligible properties, which value is calculated as the lesser of (a) the third-party broker price opinion value or (b) the original purchase price plus certain renovation and other capitalized costs of the properties. The Company used proceeds from the revolving credit facility to fund the Portfolio Acquisition and other acquisitions of properties as referenced in Note 3. The remaining proceeds were used for working capital and other corporate purposes, including the acquisition, financing and renovation of properties.

As of September 30, 2016 and December 31, 2015, $364,130 and $326,472, respectively, was outstanding under the revolving credit facility. As of September 30, 2016 and December 31, 2015, the interest rate on the revolving credit facility was 3.89% and 3.68%, respectively, inclusive of the unused fee. In the three and nine months ended September 30, 2016, the Company incurred $3,225 and $9,374, respectively, in gross interest expense on the revolving credit facility, excluding amortization of deferred financing costs and interest rate cap accretion. In the three and nine months ended September 30, 2015, the Company incurred $2,989 and $6,898, respectively, in gross interest expense on the revolving credit facility, excluding amortization of deferred financing costs and before the effect of capitalizing interest related to property renovations.

All amounts outstanding under the revolving credit facility are collateralized by the equity interests and assets of certain of the Company’s subsidiaries (the "Pledged Subsidiaries"), which exclude the owners of the Securitization Properties. The amounts outstanding under the revolving credit facility and certain obligations contained therein are guaranteed by the Company and the Operating Partnership only in the case of certain bad acts (including bankruptcy) and up to $20,000 for completion of certain property renovations, as outlined in the credit documents. As of September 30, 2016 there were approximately 5,680 properties pledged as collateral under the revolving credit facility.

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

The revolving credit facility provides for the restriction of cash whereby the Company must set aside funds for payment of insurance, real estate taxes and certain property operating and maintenance expenses associated with properties in the Pledged Subsidiaries' portfolios. As of September 30, 2016 and December 31, 2015, the Company had $17,848 and $10,101, respectively, included in escrow deposits associated with the required reserves.

The revolving credit facility does not contractually restrict the Company’s ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. For example, in the final year of the revolving credit facility, all cash generated by the properties in the Pledged Subsidiaries must be used to pay down the principal amount outstanding under the revolving credit facility. The revolving credit facility agreement requires the Company to meet certain quarterly financial tests pertaining to net worth, total liquidity, debt yield and debt service coverage ratios. The

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Nine Months Ended September 30, 2016
(amounts in thousands, except share data and property counts)

Company must maintain total liquidity of $25,000 and a net worth of at least $125,000, as determined in accordance with the revolving credit facility agreement. The revolving credit facility also contains customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.  The Company believes it was in compliance with all financial covenants under the revolving credit facility as of September 30, 2016 and December 31, 2015.

Deferred Financing Costs

Costs incurred in the placement of the Company’s debt are being amortized using the straight-line method, which approximates the effective interest method, over the terms of the related debt. Amortization of deferred financing costs is recorded as interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

In connection with its Securitization Loan, the Company incurred deferred financing costs of $17 and $460, for the nine months ended September 30, 2016 and 2015, respectively. The costs are being amortized through September 9, 2019, the fully extended maturity date of the Securitization Loan. In conjunction with the paydown of the Securitization Loan related to the sale of the Houston, TX portfolio, the Company wrote off $174 in deferred financing costs for both the three and nine months ended September 30, 2015, which has been included in net gain on disposition of real estate in the condensed consolidated statements of operations and comprehensive loss.

In connection with its revolving credit facility, the Company incurred deferred financing costs of $105 and $5,323, for the nine months ended September 30, 2016 and 2015, respectively.

Interest Expense

The following table presents the Company's total interest expense for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross interest expense (1)	$5,142	$4,695	$14,985	$11,979
Amortization of discount on Securitization Loan	75	75	225	225
Amortization and write-off of deferred financing costs	1,155	1,167	3,456	3,341
Other interest (2)	217	22	427	73
Capitalized interest (3)	—	—	—	(311)
Total interest expense	$6,589	$5,959	$19,093	$15,307

(1)	Includes the Securitization Loan's monthly servicing fees.

(2)	Includes monitoring service fees and interest related to the Company's designated derivative financial instruments (see Note 8).

(3)	The Company capitalizes interest for properties undergoing renovation activities and purchased subsequent to the Company obtaining debt in May 2013.

Derivative Financial Instruments

The variable rate of interest on the Company's debt exposes the Company to interest rate risk. Currently, the Company uses interest rate cap agreements and interest rate swap transactions (collectively “Hedging Derivatives”) to manage this interest rate risk. These instruments are carried at fair value in the Company’s financial statements (see Note 8). Changes in the fair value of the designated portion of the Company's Hedging Derivatives that qualify for hedge accounting are recognized through other comprehensive income (loss) (see Note 8).

Non-designated hedges are derivatives that do not meet the criteria for hedge accounting or for which the Company did not elect to designate as accounting hedges. The Company does not enter into derivative transactions for speculative or trading purposes, but may enter into derivatives to manage the economic risk of changes in interest rates.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Nine Months Ended September 30, 2016
(amounts in thousands, except share data and property counts)

The following table summarizes the consolidated derivative positions at September 30, 2016:

	Non-designated Hedged Interest Rate Caps (1)	Cash Flow Hedges Interest Rate Caps	Cash Flow Hedges Interest Rate Swaps
Notional balance (1)	$304,367	$370,100	$296,000
Weighted average interest rate (2)	2.50%	3.89%	N/A
Weighted average capped/swapped interest rate (3)(4)	5.08%	6.00%	2.63%
Earliest maturity date	September 15, 2017	February 17, 2018	August 15, 2017
Latest maturity date	September 15, 2019	February 18, 2018	September 15, 2019

(1)	The full notional balance is hedged through September 15, 2017 after which $200,000 is hedged through September 15, 2019.

(2)	For interest rate caps, represents the weighted average interest rate on the hedged debt as of September 30, 2016.

(3)
For interest rate caps, represents the capped interest rate, which is inclusive of the monthly servicing fees, but excludes amortization of the original issue discount, deferred financing costs and interest rate cap accretion.

(4)
The swap transactions are structured with a fixed rate that steps up over the three-year term locking in the forward LIBOR curve at the time of execution. This structure resulted in an average effective rate of 2.77% over the three-year term.

In July 2016, the Company entered into one interest rate cap agreement at LIBOR of 3.1085% with a notional amount of $104,367 and a termination date of September 15, 2017 to hedge interest rate risk associated with its Securitization Loan. The Company determined that the interest rate cap agreement qualified for hedge accounting and, therefore, designated the derivative as a cash flow hedge. The interest rate cap agreement was subsequently de-designated as noted below.

In August 2016, the Company, through its Operating Partnership, entered into interest rate swap transactions with two counterparties (the “Swaps”). The Company entered into the Swaps to effectively fix the interest rate on $296,000 of the Company’s floating rate indebtedness under the Securitization Loan for three years. The Swaps have an effective date and maturity date as reflected in the table below. From each respective effective date through the corresponding maturity date, the Company will be required to make monthly fixed rate payments at the fixed swap rate and on the notional amounts reflected in the table below, while the counterparty will be obligated to make monthly floating rate payments to the Company based on one-month LIBOR and referencing the same notional amount. The Company determined that the Swaps qualified for hedge accounting and designated the derivatives as cash flow hedges. Concurrently, the Company de-designated three interest rate cap agreements also associated with the Securitization Loan and will reclassify the balance of deferred losses of $1,390 in accumulated other comprehensive loss to earnings over the remaining life of the associated interest rate cap agreements.

Notional Amount	Fixed Swap Rate	Effective Date	Maturity Date
$177,600	0.6495%	August 15, 2016	August 15, 2017
$177,600	0.8045%	August 15, 2017	August 15, 2018
$177,600	0.9200%	August 15, 2018	September 15, 2019
$118,400	0.6600%	August 15, 2016	August 15, 2017
$118,400	0.8030%	August 15, 2017	August 15, 2018
$118,400	0.9300%	August 15, 2018	September 15, 2019

In connection with the financing of the October 1, 2016 acquisition (see Note 3), effective September 29, 2016, the Company modified an existing interest rate cap agreement originally entered into on March 31, 2015 to increase the notional amount from $266,100 to $287,100 to hedge interest rate risk associated with its revolving credit facility. The Company determined that the interest rate cap agreement qualified for hedge accounting and, therefore, continued its designation of the derivative as a cash flow hedge.

During the nine months ended September 30, 2016 and 2015, the Company paid $30 and $2,250, respectively, in connection with the purchase of interest rate cap agreements which are included in other assets on the condensed consolidated balance sheets and recorded at fair value (see Note 8).

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Nine Months Ended September 30, 2016
(amounts in thousands, except share data and property counts)

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

Restricted Stock Awards

On May 17, 2016, the Company awarded each of its four independent directors an equity retainer in the form of an award of 3,432 shares of restricted stock, with each award having a fair market value of $50. On August 2, 2016, the Company appointed a new independent director to the Company's Board of Directors. The independent director was awarded an equity retainer in the form of an award of 2,179 shares of restricted stock with a fair market value of $39 based upon a prorated calculation of the annual equity retainer. In addition, the Company accepted the resignation from one independent director on the Company's Board of Directors effective August 31, 2016. In connection with this resignation, the Board of Directors accelerated the vesting of 997 shares of restricted stock held by such director. Annual equity retainers for such independent directors will vest as to all of such shares on the earlier of (i) the one year anniversary of the date of grant and (ii) the date immediately preceding the date of the Company's next annual meeting of stockholders, subject, in each case, to the independent director's continued service to the Company through the vesting date.

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

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Nine Months Ended September 30, 2016
(amounts in thousands, except share data and property counts)

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

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Nine Months Ended September 30, 2016
(amounts in thousands, except share data and property counts)

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

During the nine months ended September 30, 2016, the Company repurchased and retired 776,202 shares under the program for a total cost of $11,281, at an average purchase price of $14.53 per share, inclusive of commissions. During the nine months ended September 30, 2015, the Company repurchased and retired 770,417 shares under the program for a total cost of $12,260, at an average purchase price of $15.91 per share, inclusive of commissions.

Common Stock Dividends

The following table presents cash dividends declared by the Company on its common stock during the three months ended September 30, 2016, and the six immediately preceding quarters:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share
September 22, 2016	October 3, 2016	October 14, 2016	$0.13
June 21, 2016	July 1, 2016	July 15, 2016	0.13
March 23, 2016	April 4, 2016	April 15, 2016	0.13
December 17, 2015	December 28, 2015	January 8, 2016	0.13
September 25, 2015	October 6, 2015	October 16, 2015	0.12
June 17, 2015	June 29, 2015	July 10, 2015	0.12
March 25, 2015	April 6, 2015	April 17, 2015	0.09

Preferred Stock Dividends

The following table presents cash dividends declared by the Company on its 10% cumulative redeemable preferred stock during the three months ended September 30, 2016, and the six immediately preceding quarters:

Declaration Date	Payment Date	Cash Dividend per Share
September 22, 2016	October 14, 2016	$24.72
June 22, 2016	June 30, 2016	25.00
March 30, 2016	April 15, 2016	26.94
January 8, 2016	January 8, 2016	22.78
September 29, 2015	October 16, 2015	26.67
June 17, 2015	June 30, 2015	23.06
March 25, 2015	April 17, 2015	27.22

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Nine Months Ended September 30, 2016
(amounts in thousands, except share data and property counts)

Note 7.  Earnings (Loss) Per Share

The following table presents a reconciliation of net loss attributable to common stockholders and shares used in calculating basic and diluted earnings (loss) per share ("EPS") for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss attributable to controlling interests	$(1,567)	$(1,343)	$(5,155)	$(8,623)
Preferred stock distributions	(25)	(25)	(75)	(75)
Net loss attributable to common stockholders	$(1,592)	$(1,368)	$(5,230)	$(8,698)
Basic and diluted weighted average common shares outstanding	35,385,138	36,071,146	35,617,262	36,257,449
Net loss per common share - basic and diluted	$(0.05)	$(0.04)	$(0.15)	$(0.24)

A total of 2,231,511 common units not owned by the Company were outstanding for the three and nine months ended September 30, 2016 and 2015, but have been excluded from the calculation of diluted EPS as their inclusion would not be dilutive. In addition, 253,801 and 88,487 performance stock units have been excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2016, respectively, as their market conditions had been met, however, their inclusion would not be dilutive. During the three and nine months ended September 30, 2015, no performance stock units have been excluded from the calculation of diluted EPS as their market conditions had not been met.

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

Recurring Fair Value

The Company uses Hedging Derivatives to manage its exposure to interest rate risk (refer to Note 4) and in conjunction with certain variable rate secured debt to satisfy lender requirements. The Hedging Derivates are valued using models developed by the respective counterparty that use as their basis readily observable market parameters (such as forward yield curves).

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Nine Months Ended September 30, 2016
(amounts in thousands, except share data and property counts)

The following tables provide a summary of the aggregate fair value measurements for the Hedging Derivatives and the location within the condensed consolidated balance sheets at September 30, 2016 and December 31, 2015, respectively:

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	September 30, 2016	Quoted Prices (Unadjusted) for Identical Assets/Liabilities (Level 1)	Quoted Prices for Similar Assets and Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Non-Designated Hedges
Interest Rate Caps	Other Assets	$73	$—	$73	$—
Cash Flow Hedges
Interest Rate Caps	Other Assets	2	—	2	—
Interest Rate Swaps	Other Assets	402	—	402	—
		$477	$—	$477	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	December 31, 2015	Quoted Prices (Unadjusted) for Identical Assets/Liabilities (Level 1)	Quoted Prices for Similar Assets and Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Non-Designated Hedges
Interest Rate Caps	Other Assets	$9	$—	$9	$—
Cash Flow Hedges
Interest Rate Caps	Other Assets	712	—	712	—
		$721	$—	$721	$—

The following table provides a summary of the effect of Hedging Derivatives on the Company's condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2016:

	Effective Portion			Ineffective Portion
Description	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss on Derivative	Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Non-Designated Hedges
Interest Rate Caps	$—	Adjustments for derivative instruments, net	$(120)	N/A	$—
Cash Flow Hedges
Interest Rate Caps	(683)	Interest Expense	(128)	N/A	—
Interest Rate Swaps	402	N/A	—	N/A	—
	$(281)		(248)	N/A	$—

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Nine Months Ended September 30, 2016
(amounts in thousands, except share data and property counts)

The following table provides a summary of the effect of Hedging Derivatives on the Company's condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2015:

	Effective Portion			Ineffective Portion
Description	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss on Derivative	Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Cash Flow Hedges
Interest Rate Caps	$(1,503)	Interest Expense	$(1)	N/A	$—

As of September 30, 2016 and December 31, 2015, there was $1,646 and $1,613, respectively, in deferred losses in accumulated other comprehensive loss related to Hedging Derivatives. The Company expects to recognize $411 in interest expense during the twelve months ending September 30, 2017, pertaining to the designated interest rate cap agreements, which will be reclassified out of accumulated other comprehensive loss in accordance with the amortization schedules established upon designation of the interest rate caps as cash flow hedges. Interest expense pertaining to the interest rate swap transactions will be recognized as incurred.

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

Fair Value of Other Financial Instruments

In accordance with ASC 820, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the condensed consolidated balance sheets, for which fair value can be estimated.  The following describes the Company’s methods for estimating the fair value for financial instruments. Descriptions are not provided for those items that have zero balances as of September 30, 2016.

•
Cash, escrow deposits, resident prepaid rent and security deposits, resident rent receivable (included in other assets), accounts payable, and accrued expenses have carrying values which approximate fair value because of the short-term nature of these instruments. The Company categorizes the fair value measurement of these assets and liabilities as Level 1.

•
The Company’s revolving credit facility has a floating interest rate based on an index plus a spread and the credit spread is consistent with those demanded in the market for facilities with similar risk and maturities. Accordingly, the interest rate on this borrowing is at market, and thus, the carrying value of the debt approximates fair value as of September 30, 2016. The Company categorizes the fair value measurement of this liability as Level 2.

•
The fair value of the Company's Securitization Loan was $301,440 as of September 30, 2016, based on an average of market quotations. The Company categorizes the fair value measurement of this liability as Level 2.

•
The Company’s 10% cumulative redeemable preferred stock had a fair value which approximates its liquidation value at September 30, 2016. The Company categorizes the fair value measurement of this instrument as Level 2.

Note 9.  Commitments and Contingencies

Concentrations

As of September 30, 2016, approximately 59% of the Company’s properties were located in Atlanta, GA, Phoenix, AZ, and Tampa, FL, which exposes the Company to greater economic risks than if the Company owned a more geographically dispersed portfolio.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three and Nine Months Ended September 30, 2016
(amounts in thousands, except share data and property counts)

Resident Security Deposits

As of September 30, 2016, the Company had $12,784 in resident security deposits. Security deposits are refundable, net of any outstanding charges and fees, upon expiration of the underlying lease.

Earnest deposits

As of September 30, 2016 and December 31, 2015, the Company had refundable earnest deposits for property purchases of $39,685 and $0, respectively. However, not all of these properties are certain to be acquired because properties may fall out of escrow through the closing process for various reasons.

Legal and Regulatory

From time to time, the Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of the Company's business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material adverse effect on the Company's condensed consolidated financial statements, and therefore no accrual has been recorded as of September 30, 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report. In addition, our actual results could differ materially from those projected in such forward-looking statements as a result of the factors discussed under “Special Note Regarding Forward-Looking Statements” as well as the risk factors described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 and any updates to those risk factors included in Part II, Item 1A, “Risk Factors,” of this Quarterly Report.

Overview

We are an internally-managed Maryland corporation that focuses on the acquisition, renovation, leasing, and management of single-family properties in select markets in the United States. Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We generate virtually all of our revenue by leasing our portfolio of single-family properties. As of September 30, 2016, we owned 8,837 single-family properties for rental purposes in Arizona, California, Florida, Georgia, Nevada, North Carolina, Ohio, South Carolina and Texas, excluding properties reflected as assets held for sale on our condensed consolidated balance sheets.

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

Silver Bay Realty Trust Corp. was incorporated in Maryland in June 2012. Silver Bay Realty Trust Corp. conducts its business and owns all of its properties through Silver Bay Operating Partnership L.P. (the "Operating Partnership"), a Delaware limited partnership. Silver Bay Realty Trust Corp.’s wholly owned subsidiary, Silver Bay Management LLC (the "General Partner") is the sole general partner of the Operating Partnership. Silver Bay Realty Trust Corp. has no material assets or liabilities other than its investment in the Operating Partnership. As of September 30, 2016, Silver Bay Realty Trust Corp. owned, through a combination of direct and indirect interests, 94.1% of the partnership interests in the Operating Partnership. Except as otherwise required by the context, references to the “Company,” “Silver Bay,” “we,” “us” and “our” refer collectively to Silver Bay Realty Trust Corp., the Operating Partnership and the direct and indirect subsidiaries of each.

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

Property Portfolio

Our investments in real estate consist of single-family properties located in select markets. As of September 30, 2016, we owned 8,837 single-family properties in the following markets:

Market	Number of Properties (1)	Aggregate Investment in Real Estate (2) (in thousands)	Average Investment in Real Estate Per Property	Average Age (in years) (3)	Average Square Footage
Atlanta	2,694	$319,222	$118,494	21.9	1,804
Phoenix	1,424	203,778	143,103	27.2	1,636
Tampa	1,111	160,614	144,567	27.6	1,625
Charlotte (4)	689	85,966	124,769	15.6	1,644
Dallas	504	68,006	134,933	24.0	1,617
Orlando	491	66,368	135,169	28.4	1,501
Jacksonville	451	59,649	132,259	27.4	1,536
Northern CA (5)	382	73,202	191,628	47.4	1,399
Southeast FL (6)	308	60,785	197,354	45.0	1,470
Las Vegas	290	41,373	142,666	19.7	1,717
Columbus	284	33,329	117,356	38.7	1,414
Tucson	209	17,653	84,464	43.0	1,330
Totals	8,837	$1,189,945	$134,655	26.6	1,645

(1)
Properties reflected in this table exclude properties recorded as assets held for sale on our condensed consolidated balance sheets and any properties previously acquired in purchases that have been subsequently rescinded or vacated.

(2)
Aggregate investment in real estate includes all capitalized costs, determined in accordance with U.S. generally accepted accounting principles ("GAAP"), incurred through September 30, 2016 for the acquisition, stabilization, and significant post-stabilization renovation of properties, including land, building, possession costs and renovation costs. Aggregate investment in real estate includes $20.2 million in capital improvements, incurred from our formation through September 30, 2016, made to properties that had been previously renovated, but does not include accumulated depreciation.

(3)
As of September 30, 2016, approximately 4% of our properties were less than 10 years old, 38% were between 10 and 20 years old, 19% were between 20 and 30 years old, 19% were between 30 and 40 years old, 10% were between 40 and 50 years old, and 10% were more than 50 years old. Average age is an annual calculation.

(4)	Charlotte market includes properties in South Carolina due to their proximity to Charlotte, North Carolina.

(5)	Northern California market currently consists of Contra Costa, Napa and Solano counties.

(6)	Southeast Florida market currently consists of Miami-Dade, Broward and Palm Beach counties.

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

Acquisitions and Dispositions

Our ability to identify and acquire single-family properties that meet our investment criteria will be affected by home prices in our markets, the inventory of properties available through our acquisition channels, competition for our target assets, and our capital available for investment. Acquisitions may be financed from various sources, including proceeds from the sale of equity securities, retained cash flow, debt financings, securitizations, or the issuance of common units in the Operating Partnership. Availability of financing from such sources on acceptable terms will greatly impact our pace of acquisitions, as will any preference we may then have for portfolio acquisitions, which are inherently less predictable than purchases through other channels. As of September 30, 2016, we had 322 properties under contract that were purchased on October 1, 2016 for $41.5 million.

We periodically sell properties after determining the property or related market no longer fit our portfolio and may sell properties when we view market conditions are favorable given other potential uses of capital. To date, our disposition activity has been limited. As of September 30, 2016, we had 116 properties reflected as assets held for sale on our balance sheet. As of September 30, 2016, we had 46 properties under contract to sell with an aggregate contractual sales price of $9.4 million. There are no assurances we will close on the sales of these properties.

During the three and nine months ended September 30, 2016, we sold 66 and 181 properties, respectively, primarily in our Southeast Florida and Southern California markets for total gross proceeds of $11.3 million and $28.7 million, respectively, for a net gain on disposition of real estate of $2.4 million and $6.2 million, respectively. During the three and nine months ended September 30, 2015, we sold 150 and 173 properties, respectively, primarily in the Houston, TX market for total gross proceeds of $18.4 million and $21.1 million, respectively, for a net gain on disposition of real estate of $2.1 million and $2.3 million, respectively.

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

The following table summarizes the occupancy status of our properties as of September 30, 2016:

Market	Number of Properties	Properties Occupied	Properties Vacant	Aggregate Portfolio Occupancy Rate	Average Monthly Rent (1)	Average Remaining Lease Term (Months) (2)
Atlanta	2,694	2,593	101	96.3%	$1,100	8.3
Phoenix	1,424	1,382	42	97.1%	1,133	8.2
Tampa	1,111	1,075	36	96.8%	1,338	8.2
Charlotte	689	663	26	96.2%	1,106	7.7
Dallas	504	487	17	96.6%	1,329	9.2
Orlando	491	480	11	97.8%	1,209	8.7
Jacksonville	451	439	12	97.3%	1,164	8.1
Northern CA	382	376	6	98.4%	1,704	8.3
Southeast FL	308	292	16	94.8%	1,673	6.8
Las Vegas	290	286	4	98.6%	1,223	7.8
Columbus	284	272	12	95.8%	1,086	8.1
Tucson	209	205	4	98.1%	854	4.9
Totals	8,837	8,550	287	96.8%	$1,202	8.1

(1)
Average monthly rent for occupied properties was calculated as the average of the contracted monthly rent for all occupied properties as of September 30, 2016 and reflects rent concessions amortized over the life of the related lease.

(2)	Average remaining lease term assumes a remaining term of 30 days for leases in month-to-month status.

The aggregate portfolio occupancy rate increased to 96.8% as of September 30, 2016 compared to 94.9% as of September 30, 2015.

During the three months ended September 30, 2016, 713 properties turned over compared to 744 in the three months ended September 30, 2015. This turnover number includes move-outs, evictions and lease breaks on our stabilized portfolio. Quarterly turnover for the three months ended September 30, 2016 was 8.1% compared to 8.2% for the three months ended September 30, 2015. Quarterly turnover represents the number of properties turned over in the period divided by the number of properties in stabilized status at period-end. The total number of properties with lease expirations in the three months ended September 30, 2016 was 2,372, including properties with month-to-month occupancy in the period. Of these properties, 497 properties turned over, resulting in a retention rate of 79.0% compared to a retention rate of 77.5% during the three months ended September 30, 2015.

The following is a summary of our turnover percentage, by quarter, for the trailing twelve-month periods ended September 30, 2016 and 2015:

Turnover (1)
September 30, 2016	8.1%
June 30, 2016	7.6%
March 31, 2016	7.2%
December 31, 2015	6.6%
Total turnover for twelve months ended September 30, 2016	29.5%

Turnover (1)
September 30, 2015	8.2%
June 30, 2015	7.0%
March 31, 2015	5.8%
December 31, 2014	6.6%
Total turnover for twelve months ended September 30, 2015	27.6%

(1)	Quarterly turnover percentage represents the number of properties turned over in each respective period divided by the number of properties in stabilized status as of each respective period-end.

Same-Home Properties. We refer to our Same-Home properties as those properties (1) that we had stabilized and for which we had completed the initial renovation as of January 1, 2015 and (2) that we held in operations throughout the full periods presented in both 2015 and 2016. Same-Home properties exclude properties classified as held for sale and properties taken out of service as a result of a casualty loss. We consider a property stabilized at the earlier of (1) its first authorized occupancy or (2) 90 days after the renovations for such property are complete, regardless of whether the property is leased. Properties acquired with in-place leases are considered stabilized even though such properties require a future initial renovation to meet our standards and may have existing residents who would not otherwise meet our resident screening requirements.

As of September 30, 2016, we had 5,876 properties included in Same-Home properties in the following markets:

		Aggregate Occupancy Rate		Average Monthly Rent (1)
	Number of Same-Home Properties	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Atlanta	1,052	96.9%	94.1%	$1,230	$1,184
Phoenix	1,424	97.1%	96.8%	1,133	1,095
Tampa	922	96.9%	92.8%	1,367	1,317
Charlotte	143	93.7%	93.7%	1,242	1,184
Dallas	378	96.3%	93.9%	1,337	1,297
Orlando	282	98.6%	98.9%	1,313	1,256
Jacksonville	301	97.3%	98.7%	1,145	1,113
Northern CA	382	98.4%	99.2%	1,704	1,574
Southeast FL	209	93.8%	91.4%	1,715	1,669
Las Vegas	290	98.6%	97.9%	1,223	1,181
Columbus	284	95.8%	96.1%	1,086	1,066
Tucson	209	98.1%	96.2%	854	842
Totals	5,876	97.0%	95.6%	$1,262	$1,214

(1)
Average monthly rent for occupied properties was calculated as the average of the contracted monthly rent for all occupied properties as of September 30, 2016 and 2015, respectively, and reflects rent concessions amortized over the life of the related lease.

Results of Operations

The following is a summary of our results of operations (unaudited) for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands except per share data)	2016	2015	2016	2015
Condensed Consolidated Income Statement Data
Total revenue	$31,561	$30,617	$94,185	$83,053
Property operating expenses:
Property operating and maintenance	6,262	6,529	17,875	16,479
Real estate taxes	4,563	3,918	13,493	11,864
Homeowners’ association fees	410	512	1,258	1,465
Property management	2,778	3,167	8,291	8,262
Total property operating expenses	$14,013	$14,126	$40,917	$38,070

Loss before other income, income taxes and non-controlling interests	$(2,892)	$(3,245)	$(8,976)	$(11,263)
Net loss	$(1,665)	$(1,427)	$(5,476)	$(9,154)
Net loss attributable to common stockholders	$(1,592)	$(1,368)	$(5,230)	$(8,698)
Net loss per share attributable to common shares - basic and diluted	$(0.05)	$(0.04)	$(0.15)	$(0.24)
Net operating income (1)	$17,548	$16,497	$53,268	$45,152

Same-Home Properties Income Statement Data (2)
Same-Home total revenue	$21,931	$20,809	$65,050	$61,660
Same-Home property operating expenses:
Property operating and maintenance	4,546	4,687	12,828	12,475
Real estate taxes	3,191	2,518	9,406	8,618
Homeowners' association fees	311	399	975	1,210
Property management	1,897	2,114	5,666	6,092
Same-Home property operating expenses	9,945	9,718	28,875	28,395
Same-Home net operating income (1)	$11,986	$11,091	$36,175	$33,265

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

Comparison of the Three and Nine Months Ended September 30, 2016 and the Three and Nine Months Ended September 30, 2015

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

Total revenue increased $0.9 million and $11.1 million, or 3.1% and 13.4%, respectively, in the three and nine months ended September 30, 2016 compared to the prior year periods. We owned 8,837 properties as of September 30, 2016 as compared to 9,074 properties as of September 30, 2015 with aggregate occupancy rates of 96.8% and 94.9%, respectively. Our average monthly rent for occupied properties in our portfolio increased to $1,202 as of September 30, 2016 from $1,159 as of September 30, 2015. We calculate average monthly rent for a period as the average of the contracted monthly rent for all occupied properties as of the end of such period, net of the concessions amortized over the life of the related lease. The increase in revenue for the three months ended September 30, 2016 over the prior year period was primarily due to increases in our rental rates and occupancy rate, partially offset by a decrease in portfolio size. The increase in revenue for the nine months ended September 30, 2016 over the prior year period was primarily due to an increase in the number of occupied homes during the period driven by consummation of the Portfolio Acquisition on April 1, 2015 and to a lesser extent increases in our rental rates and occupancy rate.

Total revenue from Same-Home properties increased $1.1 million and $3.4 million, or 5.4% and 5.5%, respectively, in the three and nine months ended September 30, 2016, compared to the prior year periods. This increase was due primarily to the increases in average monthly rent and aggregate occupancy. Average monthly rent for occupied properties in our Same-Home portfolio increased to $1,262 as of September 30, 2016 compared to $1,214 as of September 30, 2015. The average rent for the Same-Home portfolio is higher than our aggregate portfolio due to property mix as a result of the Portfolio Acquisition. Same-Home occupancy increased to 97.0% as of September 30, 2016 compared to 95.6% as of September 30, 2015.

Expenses

Property Operating Expenses. Property operating expenses include property operating and maintenance, real estate taxes, homeowners' association fees, and property management. Included in property operating and maintenance are repairs and maintenance expenses associated with resident turnover, property insurance, bad debt and utilities and landscape maintenance on market ready properties not occupied. Real estate taxes are expensed once a property is placed in service. As of September 30, 2016, we internally managed 94.4% of our portfolio, which represented all of our markets other than Las Vegas and Tucson where we use third-party managers.

Property operating expenses for the entire portfolio was consistent in the three months ended September 30, 2016 over the prior year period. As a percentage of revenue, property operating expenses decreased 1.7 percentage points primarily due to an increased revenue base. Property operating expenses for the entire portfolio increased $2.8 million, or 7.5% in the nine months ended September 30, 2016 over the prior year period primarily as a result of the significant increase in the number of properties owned and in-service during the nine months ended September 30, 2016, due to the Portfolio Acquisition, and the resulting increases in expenses for turnover, repairs and maintenance, real estate taxes, and property management. As a percentage of revenue, property operating expenses decreased 2.4 percentage points in the nine months ended September 30, 2016 over the prior year period, primarily due to efficiencies of scale reflected in our property management expense calculated as a percentage of revenue.

Property operating expenses for the Same-Home properties increased $0.2 million, or 2.3% for the three months ended September 30, 2016, and stemmed primarily from an increase in real estate taxes partially offset by decreases in property management and property operating and maintenance. Property operating expenses for the Same-Home properties increased $0.5 million, or 1.7% during the nine months ended September 30, 2016 primarily as a result of an increase in real estate taxes and property operating and maintenance partially offset by a decrease in property management.

Depreciation and Amortization. Depreciation and amortization includes depreciation on real estate assets placed in-service and amortization of deferred lease fees and in-place leases. Depreciation and amortization increased $0.2 million and $2.9 million, or 1.9% and 11.4%, respectively, in the three and nine months ended September 30, 2016, over the prior year periods. The increase in the three months ended September 30, 2016 is primarily as a result of capital improvements for renovation and post-renovation activities. The increase in the nine months ended September 30, 2016 stemmed primarily from the significant increase in the number of properties owned and in-service during the nine months ended September 30, 2016, due to the consummation of Portfolio Acquisition on April 1, 2015, as compared to the prior year period.

Portfolio Acquisition Expense. Portfolio acquisition expense represents transaction costs incurred when acquiring properties that meet the definition of a business under the guidance codified in Codification Topic, Business Combinations ("ASC 805"), which must be expensed when incurred rather than capitalized into the basis of each property.

We incurred $0.1 million in portfolio acquisition expense in both the three and nine months ended September 30, 2016 resulting from acquisitions during and subsequent to the three and nine months ended September 30, 2016. We incurred $0.1 million and $2.0 million, respectively, in portfolio acquisition expense associated with the Portfolio Acquisition in the three and nine months ended September 30, 2015.

General and Administrative. General and administrative includes those costs related to being a public company and expenses associated with our corporate and administrative functions. General and administrative expense decreased $0.4 million and $0.8 million, or 10.5% and 6.9%, respectively, in the three and nine months ended September 30, 2016, over the prior year periods primarily related to expense management and timing of certain items.

Share-based Compensation. Share-based compensation expense includes costs associated with our restricted stock awards to our board of directors and certain employees and our performance stock unit awards to certain members of management.

Share-based compensation expense decreased $0.1 million and increased $0.1 million, respectively, in the three and nine months ended September 30, 2016 over the prior year periods. The decrease in the three months ended September 30, 2016 over the prior year period is primarily the result of forfeited performance stock unit shares during the period. The increase over the prior period for the nine months ended September 30, 2016 over the prior year period is primarily due to the issuance of 127,648 shares of restricted stock made in February 2016, which will vest on the first anniversary of the grant date, as long as such individual is an employee on the vesting date, subject to earlier acceleration pursuant to their terms.

Severance and Other. Severance and other consists primarily of executive severance and related costs for certain employees that have departed.

Interest Expense. Interest expense includes interest incurred on the outstanding balance of our debt, an unused line fee on the undrawn amount of the revolving credit facility, debt service costs, amortization of deferred financing fees, net of certain amounts capitalized for properties undergoing renovation activities and interest expense associated with the interest rate swap transactions.

The following table presents total interest expense for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross interest expense (1)	$5,142	$4,695	$14,985	$11,979
Amortization of discount on Securitization Loan	75	75	225	225
Amortization and write-off of deferred financing costs	1,155	1,167	3,456	3,341
Other interest (2)	217	22	427	73
Capitalized interest (3)	—	—	—	(311)
Total interest expense	$6,589	$5,959	$19,093	$15,307

(1)	Includes the Securitization Loan's monthly servicing fees.

(2)	Includes monitoring service fees and interest related to our designated derivative financial instruments (see Note 8).

(3)	We capitalize interest for properties undergoing renovation activities and purchased subsequent to obtaining debt in May 2013.

 Interest expense increased $0.6 million and $3.8 million, respectively, in the three and nine months ended September 30, 2016, over the prior year periods. The increase in interest expense for the three months ended September 30, 2016 over the prior year period is due to higher average interest rates and an increase in losses reclassified from accumulated other comprehensive loss into income associated with our designated interest rate cap agreements. The increase for the nine months ended September 30, 2016 over the prior year period is primarily attributed to a higher average outstanding balance of debt in the revolving credit facility related to financing the Portfolio Acquisition in April 2015 in addition to higher average interest rates and an increase in losses reclassified from accumulated other comprehensive loss into income associated with our designated interest rate cap agreements.

Total Other Income. Total other income consists of activities related to our sales of investments in real estate as well as adjustments on derivative financial instruments, net. Total other income decreased $0.2 million and increased $2.3 million, respectively, in the three and nine months ended September 30, 2016, over the prior year periods. The increase in total other income during the nine months ended September 30, 2016 is primarily due to an increase in the net gain on disposition of real estate related to certain properties of $6.2 million, partially offset by an increase in operating costs of assets held for sale.

Income Tax Expense, Net. We intend to operate and to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") and intend to comply with the requirements of the Code relating to REITs. We have TRSs where certain investments may be made and activities conducted that may have otherwise been subject to the prohibited transactions tax or may not be favorably treated for purposes of complying with the various requirements for REIT qualification. The income and losses within the TRSs are subject to federal, state, and local income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We recognized income tax expense of $0.4 million and $1.1 million, respectively, in the three and nine months ended September 30, 2016 compared to $48 thousand and $0.1 million, respectively in the three and nine months ended September 30, 2015. The increase in income tax expense is primarily related to income taxes on net gain on disposition of real estate in the TRS entities.

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

Recent Accounting Pronouncements

Under the Jumpstart Our Business Startups Act (the "JOBS Act") we meet the definition of an “emerging growth company.” We have irrevocably elected to opt out of the extended transition period for complying with new or revised U.S. accounting standards pursuant to Section 107(b) of the JOBS Act. As a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. We will cease to be an "emerging growth company" under the JOBS Act on December 31, 2017.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the original issue discount, rather than as an asset. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU and will continue to be reported as interest expense. This guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. We adopted this ASU as of January 1, 2016 and as a result of the retrospective adoption of this guidance, deferred financing costs, net of amortization of $6.4 million and $8.1 million at September 30, 2016 and December 31, 2015, respectively, are netted against the carrying values of the Securitization Loan. Previously, these costs were recorded as part of deferred financing costs, net on the condensed consolidated balance sheets. Additionally, in accordance with ASU 2015-15, Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, issued in August 2015, we will continue to present debt issuance costs related to our revolving credit facility as an asset within other assets on the condensed consolidated balance sheets and amortize them ratably over the term of the related facility.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU include multiple provisions intended to simplify various aspects of the accounting for share-based payments. The guidance will be effective for annual reporting periods beginning after December 15, 2016, and for interim reporting periods within those annual periods, with early adoption permitted. We do not anticipate the adoption of this ASU will have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments, which changes how companies will measure credit losses for certain financial assets. This guidance requires an entity to estimate its expected credit losses and record an allowance based on this estimate so that it is presented at the net amount expected to be collected on the financial asset. The guidance will be effective for annual periods beginning after December 15, 2019 and interim periods within that reporting period with early adoption permitted beginning after December 15, 2018 and interim periods within that reporting period. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments should be presented and classified on the statement of cash flow. The guidance will be effective for annual periods beginning after December 15, 2017 and interim periods within that reporting period. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, fund and maintain our assets and operations, make interest payments and make distributions to our stockholders. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Our near-term liquidity requirements consist primarily of acquiring and renovating certain properties, maintaining properties, funding our operations, and making interest payments and distributions to our stockholders.

Our liquidity and capital resources as of September 30, 2016 consisted of cash of $37.3 million, escrow deposits of $65.6 million, which consists of cash held in reserve at financial institutions as required by our debt agreements of $23.9 million and earnest money deposits for property purchases of $39.7 million, and $35.9 million in additional borrowing capacity under our revolving credit facility.

We believe our cash flows from operations together with current cash and funds available under our revolving credit facility will be sufficient to fund the anticipated needs of our operations, including the acquisitions and renovations of certain properties in 2016. We may also opportunistically utilize the capital markets to raise additional capital, including through the issuance of debt and equity securities (including the issuance of common units in the Operating Partnership) and securitizations, but there can be no assurance that we will be able to access adequate liquidity sources on favorable terms or at all.

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

During the nine months ended September 30, 2016 and 2015, we paid down $0.9 million and $6.9 million, respectively, on the Securitization Loan to effect the release of certain properties from the first priority mortgages securing the Securitization Loan, including certain properties sold in the Southeast Florida and Houston, TX markets.

The Securitization Loan had an initial term of two years with three, 12-month extension options, resulting in a fully extended maturity date of September 9, 2019 and provides for monthly payments at a blended rate equal to the one-month LIBOR plus 1.84% and a monthly servicing fee of 0.1355% (excluding the amortization of the original issue discount and deferred financing costs). The Securitization Loan has a blended effective rate of one-month LIBOR plus 1.94%, including the amortization of the original issue discount, plus monthly servicing fees of 0.1355%. The Securitization Loan was issued at a discount of $1.5 million, which will be accreted and recognized to interest expense through the fully extended maturity date of September 9, 2019. During the nine months ended September 30, 2016, we executed the first 12-month extension option.

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

The Securitization Loan does not contractually restrict our ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. The Securitization Loan documents require us to maintain certain covenants, including a minimum debt yield on the Securitization Properties, and contain customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness. We believe we were in compliance with all financial covenants under the Securitization Loan as of September 30, 2016.

Revolving Credit Facility

Certain of our subsidiaries have a revolving credit facility with a syndicate of banks. On February 18, 2015, we amended and restated the revolving credit facility to increase the borrowing capacity to $400.0 million from $200.0 million and subsequently amended the revolving credit facility to address certain interest calculation mechanics. As amended, the revolving credit facility bears interest at a varying rate of three-month LIBOR plus 3.0%, subject to a LIBOR floor of 0.0%, payable monthly. Prior to the amendment, the revolving credit facility bore interest at varying rate of three-month LIBOR plus 3.5% subject to a LIBOR floor of 0.5%. We are also required to pay a monthly fee on the unused portion of the revolving credit facility at a rate of 0.5% per annum when the balance outstanding is less than $200.0 million or 0.3% per annum when the balance outstanding is equal to or greater than $200.0 million. As part of the amendment, the term on the revolving credit facility was extended to February 18, 2018 and the advance rate for borrowings was increased to 65% from 55%. The advance rate is based on the aggregate value of the eligible properties, which value is calculated as the lesser of (a) the third-party broker price opinion value or (b) the original purchase price plus certain renovation and other capitalized costs of the properties. We used the revolving credit facility to fund the Portfolio Acquisition and other acquisitions of properties in 2016. The remaining proceeds were used for working capital and other corporate purposes, including the acquisition, financing and renovation of properties. At September 30, 2016, there was $364.1 million outstanding under the facility and $35.9 million in borrowing capacity.

All amounts outstanding under the revolving credit facility are collateralized by the equity interests and assets of certain of our subsidiaries (the "Pledged Subsidiaries"), which exclude the owners of the Securitization Properties. The amounts outstanding under the revolving credit facility and certain obligations contained therein are guaranteed by Silver Bay Realty Trust Corp. and the Operating Partnership only in the case of certain bad acts (including bankruptcy) and up to $20.0 million for completion of certain property renovations, as outlined in the credit documents. As of September 30, 2016, there were approximately 5,680 properties pledged as collateral under the revolving credit facility.

The revolving credit facility does not contractually restrict our ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. For example, in the final year of the revolving credit facility, all cash generated by the properties in the Pledged Subsidiaries must be used to pay down the principal amount outstanding under the revolving credit facility. The revolving credit facility agreement requires us to meet certain quarterly financial tests pertaining to net worth, total liquidity, debt yield and debt service coverage ratios and contain customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness. We must maintain total liquidity of $25.0 million and a net worth of at least $125.0 million, in each case as determined in accordance with our revolving credit facility. We believe we were in compliance with all financial covenants under the revolving credit facility as of September 30, 2016.

Derivative Financial Instruments

Our objective in using derivative instruments is to manage our exposure to interest rate movements impacting interest expense on our borrowings. We use interest rate cap agreements and interest rate swap transactions to hedge the variable cash flows associated with our existing variable-rate loans and revolving credit facilities (see Note 4 and Note 8 to the accompanying condensed consolidated financial statements for a detailed description of our hedging derivatives).

Operating Activities

Net cash provided by operating activities in the nine months ended September 30, 2016 was $24.2 million compared to net cash provided by operating activities of $23.1 million for the nine months ended September 30, 2015. The increase in our operating cash flows during the nine months ended September 30, 2016 compared to the prior period was primarily due to our experiencing the increased cash flow from the Portfolio Acquisition for the full nine months ended September 30, 2016 as compared to just six months during the same period in 2015 offset by a change in escrow deposits.

Investing Activities

Our net cash related to investing activities is generally used to fund acquisitions and capital expenditures and is offset by proceeds from the disposition of real estate. Net cash used in investing activities in the nine months ended September 30, 2016 of $24.2 million was driven by $39.7 million in earnest deposits for the purchase of 322 properties that closed on October 1, 2016 partially offset by $28.7 million in proceeds from the disposition of real estate from the sale of 181 properties primarily in our Southeast Florida and Southern California markets. In addition, we used $11.6 million for capital improvements of which $5.6 million was attributable to our initial renovation of properties, which includes properties purchased in a portfolio purchase that have been renovated for the first time, and $6.0 million was attributable to capital improvements to properties that had been previously renovated.

The average renovation cost per property was approximately $28,100 or 25.1% of the purchase price for all properties placed in service since we commenced operations through September 30, 2016, including properties acquired with an in-place lease but excluding properties acquired from entities managed by Provident Real Estate Advisors LLC and The American Home Real Estate Investment Trust. These renovation costs included capitalized expenditures for renovations, real estate taxes, homeowners’ association dues, interest, costs required to gain possession of the property and other capitalized expenditures until the property is ready for its intended use.

Net cash used in investing activities in the nine months ended September 30, 2015 was $271.4 million and was largely driven by the Portfolio Acquisition. We used $272.7 million for property acquisitions and another $20.7 million on capital improvements, of which $15.1 million was attributable to our initial renovation of properties, which includes properties purchased in a portfolio purchase that were renovated for the first time, and $5.6 million was attributable to capital improvements to properties that had been previously renovated.

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

Financing Activities

Our net cash related to financing activities is generally affected by any borrowings and capital activities net of any dividends and distributions paid to our common shareholders and holders of non-controlling interests. Net cash provided by financing activities in the nine months ended September 30, 2016 was $8.2 million and was attributable to the proceeds from the revolving credit facility of $47.8 million, primarily to fund the acquisition of properties on October 1, 2016, partially offset by dividends paid of $14.8 million, repurchases and retirement of our common stock of $11.8 million and repayment on our revolving credit facility of $10.2 million.

Net cash provided by financing activities in the nine months ended September 30, 2015 was $239.5 million and was primarily attributable to proceeds from the revolving credit facility of $282.0 million to fund the Portfolio Acquisition, partially offset by repurchases and retirement of our common stock of $12.3 million, dividends paid of $10.4 million, payments on our Securitization Loan of $6.9 million, deferred financing costs of $5.8 million, payments on our revolving credit facility of $4.8 million and purchases of interest rate caps of $2.3 million.

Payment Obligations

We have an obligation to pay dividends on our outstanding 10% cumulative redeemable preferred stock with a $1.0 million aggregate liquidation preference in preference to dividends paid on our common stock.

We have elected to be treated as a REIT for U.S. federal income tax purposes. As a REIT, under U.S. federal income tax law we are required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income. Subject to the requirements of the Maryland General Corporation Law, we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our board of directors. On September 22, 2016, our board of directors declared $4.9 million in common stock dividends and common unit distributions, which were paid on October 14, 2016.

The 2,231,511 common units issued by the Operating Partnership in connection with the internalization of our former advisory manager may be redeemed for cash or, at our election, a number of our common shares on a one-for-one basis. To the extent that we redeem the common units for cash, our liquidity will decrease. As of September 30, 2016, none of the common units had been redeemed.

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

Aggregate Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from certain contractual obligations, as of September 30, 2016 (amounts in thousands):

	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Purchase obligations (1)	$41,900	$41,872	$28	$—	$—
Long-term debt obligations (2)	713,231	22,507	690,724	—	—
Operating lease obligations (3)	2,032	604	849	560	19
Total	$757,163	$64,983	$691,601	$560	$19

(1)
Reflects accepted offers on property purchase agreements. Not all of these properties, which are under contract to close in the future, are certain to be acquired as properties may fall out of escrow through the closing process for various reasons.

(2)
Includes estimated interest payments on the respective debt and derivative agreements based on amounts outstanding as of September 30, 2016 and rates in effect as of such date. The revolving credit facility has a maturity date of February 18, 2018. The Securitization Loan had an initial maturity date of September 9, 2016 and three, 12-month extension options, of which the first 12-month extension has been exercised, resulting in a fully extended maturity date of September 9, 2019; this analysis assumes our exercise of the three extension options, which is management's intent.

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

Net Operating Income and Same-Home Net Operating Income

We define net operating income ("NOI") as total revenue less property operating and maintenance, real estate taxes, homeowners’ association fees, and property management expenses. NOI excludes depreciation and amortization, portfolio acquisition expense, general and administrative expenses, share-based compensation, severance and other, interest expense, net gain on disposition of real estate, adjustments for derivative instruments, net, income tax expense, net and other non-comparable items as applicable. We consider NOI to be a meaningful financial measure when considered with the financial statements determined in accordance with GAAP. We believe NOI is helpful to investors in understanding the core performance of our real estate operations without regard to items excluded from the calculation of such measure, which can vary substantially from company to company depending upon accounting methods, book value of assets, capital structure and the method by which assets were acquired, among other factors.

We believe Same-Home NOI is a useful measure of performance because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio.

The following is a reconciliation of our NOI and Same-Home NOI to net loss as determined in accordance with GAAP for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(1,665)	$(1,427)	$(5,476)	$(9,154)
Depreciation and amortization	9,243	9,068	27,938	25,074
Portfolio acquisition expense	123	66	123	2,046
General and administrative	3,514	3,925	11,104	11,924
Share-based compensation	661	718	2,009	1,895
Severance and other	310	—	1,977	—
Interest expense	6,589	5,959	19,093	15,307
Net gain on disposition of real estate	(2,417)	(2,089)	(6,158)	(2,320)
Adjustments for derivative instruments, net	120	—	120	—
Other expense	646	223	1,436	64
Income tax expense, net	424	48	1,102	147
Property operating and maintenance add back:
Market ready costs prior to initial lease and other	—	6	—	169
Net operating income	17,548	16,497	53,268	45,152
Less non-Same-Home
Total revenue	(9,630)	(9,808)	(29,135)	(21,393)
Property operating expenses	4,068	4,402	12,042	9,506
Same-Home net operating income	$11,986	$11,091	$36,175	$33,265

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

Core funds from operations ("Core FFO") is a non-GAAP financial measure that we use as a supplemental measure of our performance. We believe that Core FFO is further helpful to investors as it provides a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We adjust FFO for expensed acquisition fees and costs, share-based compensation, severance and other, adjustments for derivative instruments, net, income tax expense on disposition of real estate, and certain other non-cash or non-comparable costs to arrive at Core FFO.

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

The following table sets forth a reconciliation of our net loss as determined in accordance with GAAP and our calculations of FFO and Core FFO for the three and nine months ended September 30, 2016 and 2015. Also presented is information regarding the weighted-average number of shares of our common stock and common units of the Operating Partnership outstanding and the effect of dilutive securities attributable to certain performance-based stock awards used for the computation of FFO and Core FFO per share (amounts in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(1,665)	$(1,427)	$(5,476)	$(9,154)
Depreciation and amortization	9,243	9,068	27,938	25,074
Net gain on disposition of real estate	(2,417)	(2,089)	(6,158)	(2,320)
Other expense (income)	255	14	504	(239)
Funds from operations	5,416	5,566	16,808	13,361

Adjustments:
Portfolio acquisition expense (1)	123	66	123	2,046
Share-based compensation	661	718	2,009	1,895
Severance and other	310	—	1,977	—
Market ready costs prior to initial lease and other	—	6	—	169
Write-off of deferred financing fees	—	—	—	31
Adjustments for derivative instruments, net	120	—	120	—
Amortization of discount on securitization loan	75	75	225	225
Income tax expense on disposition of real estate	333	—	815	—
Other expense (2)	26	1	26	114
Core funds from operations	$7,064	$6,432	$22,103	$17,841

FFO	$5,416	$5,566	$16,808	$13,361
Preferred stock distributions	(25)	(25)	(75)	(75)
FFO available to common shares and units	$5,391	$5,541	$16,733	$13,286

Core FFO	$7,064	$6,432	$22,103	$17,841
Preferred stock distributions	(25)	(25)	(75)	(75)
Core FFO available to common shares and units	$7,039	$6,407	$22,028	$17,766

Weighted average common shares and units outstanding (3)(4)	37,870,450	38,302,657	37,937,260	38,488,960
FFO per share	$0.14	$0.14	$0.44	$0.35
Core FFO per share	$0.19	$0.17	$0.58	$0.46

(1)
Portfolio acquisition expense represents transaction costs incurred when acquiring properties that meet the definition of a business under the guidance codified in ASC 805, which must be expensed when incurred rather than capitalized into the basis of each property.

(2)	Non-comparable costs from prior periods.

(3)	Represents the weighted average of common shares and common units in the Operating Partnership outstanding for the periods presented.

(4)	Includes the effect of dilutive securities attributable to certain stock based awards meeting market conditions during the three and nine months ended September 30, 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Our future revenue, cash flows and fair values relevant to certain financial instruments are dependent upon prevailing market interest rates. Our Securitization Loan and revolving credit facility have variable rates of interest. We are therefore most vulnerable to changes in short-term LIBOR interest rates. To mitigate this risk, we use derivative financial instruments such as interest rate swaps and interest rate caps in an effort to reduce the variability of earnings caused by changes in the interest rates we pay on our debt.

These derivative transactions are entered into solely for risk management purposes, not for investment purposes. When undertaken, these derivative instruments likely will expose us to certain risks such as price and interest rate fluctuations, timing risk, volatility risk, credit risk, counterparty risk and changes in the liquidity of markets. Therefore, although we expect to transact in these derivative instruments purely for risk management, they may not adequately protect us from fluctuations in our financing interest rate obligations.

We currently borrow funds at variable rates using secured financings. As of September 30, 2016, we had recorded $668.2 million of variable rate debt outstanding, of which $296.0 million was effectively converted to fixed rate through swap contracts and $372.2 million was protected by interest rate caps. If the weighted-average interest rate on this variable rate debt had been one percentage point higher the annual interest expense would increase by $3.7 million. If the weighted-average interest rate on this variable rate debt had been one percentage point lower the annual interest expense would decrease by $3.2 million. These amounts were determined by considering the impact of hypothetical interest rates on our debt. This analysis does not consider the effects of the changes in overall economic activity that could exist in such an environment and assumes no changes in our financial structure.

We cannot predict with certainty the effect of adverse changes in interest rates on our Securitization Loan and revolving credit facility and, therefore, our exposure to market risk, nor can we provide any assurance that long-term debt will be available at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

For discussion of our borrowing activity in the three and nine months ended September 30, 2016, see Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Part I of this Quarterly Report on Form 10-Q.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2016. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are party to claims and routine litigation arising in the ordinary course of our business. We do not believe that the results of any such claims or litigation individually, or in the aggregate, will have a material adverse effect on our business, financial position or results of operations.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A. "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. In addition to the other information set forth in this Quarterly Report, you should carefully consider those risk factors which could materially affect our business, financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2016 - July 31, 2016	41	$16.82	—	790,474
August 1, 2016 - August 31, 2016	—	—	—	790,474
September 1, 2016 - September 30, 2016	3,749	18.17	—	790,474
Total	3,790	$18.16	—	790,474

(1)	Consists of shares withheld to settle tax withholding obligations related to the vesting of restricted stock awards.

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

SILVER BAY REALTY TRUST CORP.

Date: November 3, 2016	By:	/s/ Thomas W. Brock
Thomas W. Brock President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2016	By:	/s/ Julie M. Ellis
Julie M. Ellis Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
2.1	Real Estate Sales Contract, dated as of February 18, 2015, between The American Home Real Estate Investment Trust, Inc. and 2015A Property Owner LLC	10-Q	001-35760	2.2	May 7, 2015
2.2	Amendment dated June 1, 2015 to Real Estate Sales Contract dated as of February 18, 2015 with The American Home Real Estate Investment Trust, Inc.	10-Q	001-35760	2.3	August 6, 2015
2.3	Amendment dated July 1, 2015 to Real Estate Sales Contract dated as of February 18, 2015 with The American Home Real Estate Investment Trust, Inc.	10-Q	001-35760	2.4	November 5, 2015
2.4	Amendment dated September 1, 2015 to Real Estate Sales Contract dated as of February 18, 2015 with The American Home Real Estate Investment Trust, Inc.	10-Q	001-35760	2.5	November 5, 2015
2.5	Amendment dated October 1, 2015 to Real Estate Sales Contract dated as of February 18, 2015 with The American Home Real Estate Investment Trust, Inc.	10-Q	001-35760	2.6	November 5, 2015
2.6	Amendment dated December 15, 2015 to Real Estate Sales Contract dated as of February 18, 2015 with The American Home Real Estate Investment Trust, Inc.	10-K	001-35760	2.14	February 25, 2016
3.1	Articles of Amendment and Restatement of Silver Bay Realty Trust Corp.	10-K	001-35760	3.1	March 1, 2013
3.2	Amended and Restated Bylaws of Silver Bay Realty Trust Corp.	10-K	001-35760	3.2	February 25, 2016
3.3	Articles Supplementary for Cumulative Redeemable Preferred Stock of Silver Bay Realty Trust Corp.	10-K	001-35760	3.3	March 1, 2013
4.1	Specimen Common Stock Certificate of Silver Bay Realty Trust Corp.	S-11/A	333-183838	3.5	November 23, 2012
4.2	Registration Rights Agreement by and among Silver Bay Realty Trust Corp. and certain holders of common units in Silver Bay Operating Partnership L.P., dated September 30, 2014.	10-K	001-35760	4.5	February 26, 2015
10.1
Consent and Joinder Agreement dated October 4, 2016 among the property owners party thereto, each as borrower, Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., SB Financing Trust Owner LLC, and SB Financing Trust, each as guarantor, and Bank of America, National Association as agent on lender and JPMorgan Chase Bank, National Association, as lender.

10.2	Separation Agreement and Release dated October 7, 2016 with Christine Battist.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document