Form 10-K
period 2016-12-31
Silver Bay Realty Trust Corp.
filed 2017-02-28
CIK 1557255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $600 million based on the closing sale price as reported on the NYSE on June 30, 2016.

As of February 16, 2017, 35,471,905 shares of common stock, par value $0.01 per share, of Silver Bay Realty Trust Corp. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the definitive proxy statement to be filed for the registrant’s 2016 Annual Meeting of Stockholders. The registrant intends to file the proxy statement with the Securities and Exchange Commission within 120 days of December 31, 2016.

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

The forward-looking statements contained in this Annual Report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed or implied in any forward-looking statement. We are not able to predict all of the factors that may affect future results. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include national, international, regional or local economic, business, competitive, market and regulatory conditions and the following:

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

•	Changes in governmental regulations, tax laws (including changes to laws governing the taxation of REITs) and rates, and similar matters; and

•	Failure to qualify as a REIT or to remain qualified as a REIT, which will subject us to federal income tax at regular corporate rates and could subject us to a substantial tax liability.

•	The announcement and pendency of or failure to complete the Merger and Partnership Merger (each as defined below)

The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report.  We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable laws. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

PART I

Item 1.    Business.

We are an internally-managed Maryland corporation that focuses on the acquisition, renovation, leasing, and management of single-family properties in select markets in the United States. Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We generate virtually all of our revenue by leasing our portfolio of single-family properties. As of December 31, 2016, we owned 9,044 single-family properties in Arizona, California, Florida, Georgia, Nevada, North Carolina, Ohio, South Carolina and Texas, excluding properties reflected as assets held for sale on our consolidated balance sheets.

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

Silver Bay Realty Trust Corp. was incorporated in Maryland in June 2012. Silver Bay Realty Trust Corp. conducts its business and owns all of its properties through Silver Bay Operating Partnership L.P. (the "Operating Partnership"), a Delaware limited partnership. Silver Bay Realty Trust Corp.'s wholly owned subsidiary, Silver Bay Management LLC (the "General Partner") is the sole general partner of the Operating Partnership. Silver Bay Realty Trust Corp. has no material assets or liabilities other than its investment in the Operating Partnership. As of December 31, 2016, Silver Bay Realty Trust Corp. owned, through a combination of direct and indirect interests, 94.1% of the partnership interests in the Operating Partnership.  Except as otherwise required by the context, references to the “Company,” “Silver Bay,” “we,” “us” and “our” refer collectively to Silver Bay Realty Trust Corp., the Operating Partnership and the direct and indirect subsidiaries of each.

Our principal executive office is located at 3300 Fernbrook Lane North, Suite 210, Plymouth, Minnesota 55447. Our telephone number is (952) 358-4400. Our web address is www.silverbayrealtytrustcorp.com.  Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol “SBY.”

Recent Developments

On February 27, 2017, Silver Bay Realty Trust Corp. the General Partner, and the Operating Partnership (Silver Bay Realty Trust Corp., the Operating Partnership and the General Partner collectively referred to as the “Company Parties”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Tricon Capital Group, Inc., a company incorporated under the laws of the Province of Ontario (“Tricon Ultimate Parent”), TAH Acquisition Holdings LLC, a Delaware limited liability company (“Tricon Parent”), and TAH Acquisition LP, a Delaware limited partnership (“Tricon LP” and, together with Tricon Ultimate Parent and Tricon Parent, the “Tricon Parties”). Under the Merger Agreement, Silver Bay Realty Trust Corp. will merge with and into Tricon Parent, with Tricon Parent being the surviving entity (the “Merger”). The board of directors of Silver Bay Realty Trust Corp. has unanimously approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each outstanding share of Silver Bay Realty Trust Corp. common stock, par value $0.01 per share (other than shares held by any Tricon Party or any subsidiary thereof or any wholly-owned subsidiary of the Company), will be converted into the right to receive an amount in cash equal to $21.50, without interest (as the same may be adjusted, the “Merger Consideration”), subject to any applicable withholding tax, and each outstanding share of Silver Bay Realty Trust Corp. 10% cumulative redeemable preferred stock, par value $0.01 per share, will be converted into the right to receive an amount in cash equal to $1,000 per share, plus an amount equal to all dividends accrued and unpaid on such share of preferred stock immediately prior to the Merger effective time, without interest, subject to applicable withholding tax. The Merger Agreement also provides for the merger of Tricon LP with and into the Operating Partnership, with the Operating Partnership being the surviving entity (the “Partnership Merger”).

The completion of the Merger and the Partnership Merger is subject to customary conditions, including, among others: (i) approval by a majority of Silver Bay Realty Trust Corp.’s stockholders; (ii) the absence of a material adverse effect on the Company; (iii) the receipt of a tax opinion relating to REIT status of the Company and (iv) the absence of any order, action or law by a governmental authority preventing, prohibiting, enjoining or making illegal the consummation of the Merger and the Partnership Merger.

The Company anticipates the Merger and Partnership Merger will close in the second quarter of 2017. For additional information regarding the Merger, Partnership Merger, or the Merger Agreement, see the Company’s Current Report on Form 8-K filed on February 27, 2017 and additional future filings and disclosures it will make with respect to the transaction.

The following description of the Company’s business ignores any impact of the Merger, the Partnership Merger, or the Merger Agreement.

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

Management Overview

 Our approach to management relies on centralization of corporate oversight and certain property management functions. Immediate property management functions for properties are performed at the local level by our local employees or, in some markets, by third-party local property management contractors. As of December 31, 2016, we had 187 employees and managed 94.5% of our properties directly without the use of third-party property managers in ten markets (Atlanta, Phoenix, Tampa, Charlotte, Orlando, Dallas, Jacksonville, Southeast Florida, Northern California and Columbus). In markets managed by third parties, our regional asset management personnel oversee the local property managers in their performance of local property management functions. Our centralized platform consists of teams dedicated to (1) property management; (2) customer service and resident communication; (3) information technology; (4) marketing; (5) property renovations and maintenance; (6) acquisitions; and (7) treasury, accounting, legal and corporate matters.

Acquisitions

Our ability to identify and acquire single-family properties that meet our investment criteria will be affected by home prices in our markets, the inventory of properties available through our acquisition channels, competition for our target assets, and our capital available for investment. We employ a top-down selection process in our investment strategy which starts with identifying what we believe are the most attractive markets for developing a single-family rental business by evaluating existing and projected housing dynamics. Housing prices and rental demand are driven in part by macroeconomic and demographic factors. We scrutinize many of these factors, including existing supply of homes, vacancy rates, prior and projected population and household growth, prior and projected migration, regional building activity, mortgage delinquency figures, employment trends, income ratios, and price-to-rent ratios.

Once in a market, we acquire single-family properties through a variety of acquisition channels, including brokers, multiple listing services, short sales, portfolio purchases from institutions or investor groups, foreclosure auctions and online auctions (although we have not used the auction channel in the past two years). We focus on maintaining a disciplined property selection process that incorporates local knowledge to better understand the fundamentals of the housing markets in which we operate, and we continually reevaluate the capital allocation among our markets in which we are making acquisitions. Our multi-market and multi-channel investment strategy provides flexibility in deploying capital and enables us to diversify our portfolio, mitigate risk and seek to optimize returns both within and across markets.

We conduct diligence on and underwrite each property we purchase. As part of the diligence process, our personnel conduct on-site assessments for broker and portfolio-sourced properties and drive-by inspections for auction-sourced properties. We also receive title commitments prior to closing for purchases outside the auction process and use a network of title insurance providers to conduct preliminary title work before purchasing properties through the auction channel. When underwriting a property, our personnel determine the maximum purchase price at which a property would meet our net yield requirements using a model that incorporates factors such as estimated rent, renovation costs, operating expenses, ongoing capital expenditures, and vacancy. Our underwriting process assumes that the property will be held for an indefinite period of time and does not reflect an assumed rental growth rate. This net-yield based price is then compared to the market price of the property, which is determined using comparable sales analysis, and reduced to the market price if the market price is less than the net yield based price.

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

Following the acquisition of a property, our project managers use Silver Bay’s renovation standards, including any market-specific requirements, to prepare a project scope for initial renovation. Project managers then circulate the project scopes for bid to our approved contractors and vendors. All final bids are approved by construction managers. Once renovation work commences, local project management personnel oversee its quality of work and timely completion. Following completion of a renovation, our personnel perform a detailed quality control inspection to validate that the agreed-upon work has been completed and to determine that the property is in rent-ready condition.

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

Rent Collection. We have established centralized collections for all of our markets. Residents may pay rent online via automatic clearing house, debit or credit card or through a variety of other electronic methods, or by check mailed to a lockbox. Residents who do not pay rent by the end of the grace period are sent a notice and assessed a late fee. Receivables are monitored centrally on a regular basis. If an eviction action becomes necessary in markets that we manage internally, we engage local counsel to assist in processing the eviction in compliance with local laws. Third-party property managers follow a similar process.

Resident Relations and Property Maintenance. As part of our ongoing property management, we perform routine repairs and maintenance as appropriate and manage resident relations to maximize long-term rental income and cash flows from our properties. We use a centralized call center for resident inquiries and maintenance requests. Residents can also contact us through the resident portal on our website in markets we directly manage. In markets with third-party property management, these third party managers handle repairs and maintenance and resident relations under the oversight of our regional managers.

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

In the event of turnover, each property is inspected after the resident vacates to determine the necessary scope of repair work, and where applicable, offset the costs of such repairs against resident deposits. We use an extensive move-in and move-out checklist to determine what repairs are necessary in preparation for re-leasing the properties. Marketing begins in advance of the lease-ready date to minimize the number of days the home is on the market. Third-party property managers use similar processes in the event of a turnover in the markets they manage. Turnover work is processed in a similar manner to an initial renovation with approval of certain high cost turnovers in all markets, oversight of turnover by the local property manager and use of a detailed quality control checklist. In markets with third-party managers, our third-party managers follow similar processes and receive approval for certain high cost turnovers.

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

Dispositions

We periodically sell properties after determining the property or related market no longer fit our portfolio and may sell properties when we view market conditions are favorable given other potential uses of capital. One unique feature of single-family rental properties derives from the dual market for the assets: the investor market and the owner-occupant market. When comparing the two markets, selling into the investor market typically has the advantage of lower transaction costs, faster execution and a limited period of time (if any) during which we hold the properties without generating positive cash flow. Selling into the owner-occupant market often results in greater gross selling prices, the extent to which varies greatly market-by-market, but also involves higher transaction costs and a period of time from move-out of the prior resident to sale during which we incur costs without corresponding revenue. When we decide to sell an entire market portfolio, we generally solicit competing bids from investors, consider the sales price of each proposal and compare such price to our estimate of pricing in the owner-occupant market. We then execute the sales type that we believe will provide the greatest value. When we decide to sell an individual property, we generally sell the property into the owner-occupant market using the applicable multiple listing service.

Financing Strategy

To date, we have funded our acquisitions and other capital needs through a mix of equity capital, cash generated by our operations, borrowings under our revolving credit facility and borrowings in connection with our securitization. We entered our current revolving credit facility on May 10, 2013 and amended it on February 18, 2015 to increase the borrowing capacity from $200.0 million to $400.0 million and extend its term. The revolving period ended on February 18, 2017, and we are no longer able to draw additional amounts under the revolving credit facility. We closed our securitization transaction on August 12, 2014, which involved the sale of $312.7 million of certificates. See Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," including "Liquidity and Capital Resources" of this Annual Report on Form 10-K, for additional information regarding our revolving credit facility and securitization transaction. We continually explore additional capital options available to us, and our decision to pursue such options will be based on our assessment of a variety of factors, including the relative cost of the financing, the impact on our estimated net asset value and cash flow generation, and the available growth opportunities.

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

Fair Housing Act

The Fair Housing Act ("FHA"), its state law counterparts, and the regulations promulgated by U.S. Department of Housing and Urban Development and various state agencies, prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women and people securing custody of children under the age of 18) or handicap (disability) and, in some states, on financial capability and other bases. We believe that we are in material compliance with the FHA and related regulations.

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

Investment Company Act of 1940

We intend to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act of 1940, as amended, or the 1940 Act.

Employees

As of December 31, 2016, we had 187 full-time employees, which we supplement with temporary and contract resources. None of our personnel are covered by a collective bargaining agreement.

Available Information

Our website address is www.silverbayrealtytrustcorp.com. We make available, free of charge on our website (on the Investor Relations page under “SEC Filings”), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as are filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as well as our proxy statements with respect to our annual meetings of stockholders, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Exchange Act reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov.

We intend to webcast our earnings calls and may webcast certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds.  Further corporate governance information, including charters for our board committees, our Code of Business Conduct and Ethics, and our whistleblowing procedures, are available on our website on the Investor Relations page. The contents of our website referred to in this Annual Report on Form 10-K are not intended to be incorporated by reference into this Form 10-K or in any other report or document we file with the Securities and Exchange Commission ("SEC"), and any references to our website is intended to be inactive textual references only.

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

Risks Related to our Pending Merger and Partnership Merger

The announcement and pendency of our agreement to be acquired by the Tricon Parties could have an adverse effect on our business.

Uncertainty about the effect of the proposed Merger and Partnership Merger on our employees, residents and other parties may have an adverse effect on our business and operations that may be material to our company. Our employees may experience uncertainty about their roles following the Merger and Partnership Merger. There can be no assurance that our employees, including key personnel, can be retained to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business, operations and financial position. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the transaction, which could materially adversely affect our business and operations.

Parties with which we do business may experience uncertainty associated with the Merger and Partnership Merger, including with respect to current or future business relationships with us. Such uncertainty could cause partners, tenants, vendors and others to seek to change existing business relationships or delay or defer certain business decisions with us and could have a material adverse effect on our business, operations and financial position.

Pursuant to the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business, including the ability in certain cases to enter into contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures, until the Merger and Partnership Merger close or the Merger Agreement terminates. The restrictions may prevent us from pursuing otherwise attractive business opportunities and taking other actions with respect to our business that we may consider advantageous and result in our inability to respond effectively to competitive pressures and industry developments, and may otherwise harm our business and operations.

Failure to complete the Merger with the Tricon Parties could adversely affect our business.

Completion of the Merger and Partnership Merger with the Tricon Parties is subject to certain conditions, including, among others, the receipt of the requisite approval of the Company’s stockholders and other customary closing conditions set forth in the Merger Agreement. The Merger and Partnership Merger also require that the Tricon Parties obtain sufficient financing to pay the Merger Consideration. While it is currently anticipated that the Merger and Partnership Merger will be completed during the second quarter of 2017, there can be no assurance that such conditions will be satisfied in a timely manner or at all, that the Tricon Parties will obtain adequate funding to pay the Merger Consideration, or that an event, development or change will not transpire that could delay or prevent these conditions from being satisfied. Either the Company or the Tricon Parties may terminate the Merger Agreement if the Merger and Partnership Merger have not been consummated by July 27, 2017.

If the Merger and Partnership Merger or a similar transaction are not completed, the share price of our common stock may drop to the extent that the current market value price reflects an assumption that a transaction will be completed. In addition, under circumstances specified in the Merger Agreement, we may be required to pay a termination fee of $24.5 million in the event the Merger and Partnership Merger is not consummated. Further, a failure to complete the Merger and Partnership Merger may result in negative publicity and a negative impression of us in the investment community. Any disruption to our business resulting from the announcement and pendency of the Merger and Partnership Merger, including any adverse changes in our relationships with our employees, customers and vendors, could continue or accelerate in the event of a failure to complete the Merger and Partnership Merger. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger and Partnership Merger, if the Merger and Partnership Merger are not consummated.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in any competing acquisition proposal being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that, subject to limited exceptions necessary to comply with the fiduciary duties of the Company’s board of directors, restrict the ability of the Company to initiate, solicit or knowingly facilitate any third-party proposals to acquire all or a significant part of the Company.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing a competing acquisition, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than the value proposed to be received or realized in the Merger and Partnership Merger.

Some of the directors and executive officers of the Company have interests in seeing the Merger and Partnership Merger completed that are different from, or in addition to, those of the other Company stockholders.

Some of the directors and executive officers of the Company have arrangements that provide them with interests in the Merger and Partnership Merger that are different from, or in addition to, those of the stockholders of the Company generally. These interests include, among other things, acceleration of stock awards which would be cashed out in the Merger and Partnership Merger or a sizeable severance payment if terminated upon, or following, consummation of the Merger and Partnership Merger. These interests, among other things, may influence or may have influenced the directors and executive officers of the Company to support or approve the Merger and Partnership Merger.

Risks Related to Our Business

We are employing a new and untested business model in a new industry with no proven track record, which makes our business difficult to evaluate.

The large-scale single-family rental industry is relatively new in the United States. Until 2012, the single-family rental business consisted primarily of private and individual investors in local markets and was managed individually or by small, local property managers. We were formed on the assumption that a company can acquire and operate single-family properties on a large-scale basis and achieve attractive yields by employing a disciplined approach to acquisitions and renovations, economies of scale in marketing and management, and developing a brand-name presence. Our assumptions are unproven, and if they prove to be incorrect, then we may fail to provide the financial returns that investors hope or expect to receive. Peer companies have a limited track record from which to predict whether our investment strategy can be implemented successfully over time. While past performance is not indicative of future results, it is difficult to evaluate our potential future performance without the benefit of established track records from companies implementing a similar investment strategy.

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

We continue to build our operational expertise and to establish our platform and processes related to residential management, including leasing, brand development, tracking, accounting systems, and billing and payment processing. Building operational expertise and establishing a platform are difficult, expensive, and time-consuming tasks, and we can expect problems to arise despite our best efforts. There is a significant risk that operational problems will have an adverse effect upon our financial performance.

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

We depend on rental income from residents for substantially all of our revenues. As a result, our success depends in large part upon our ability to attract and retain qualified residents for our properties. We face competition for residents from other lessors of single-family properties, apartment buildings and condominium units. The continuing development of apartment buildings and condominium units in many of our markets increases the supply of housing and increases competition for residents. Many of these competitors may successfully attract residents by offering incentives and amenities, which could adversely affect our ability to obtain quality residents and lease our single-family properties on favorable terms or at all. Additionally, some competing housing options may qualify for government subsidies that may make such options more affordable and therefore more attractive to certain residents than our properties.

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

Substantially all of our leases are of a duration of less than two years and the majority of a duration of one year. Because these leases permit the residents to leave at the end of the lease term without penalty, our rental revenues may be affected by declines in market rents more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves costs such as restoring the properties, marketing costs, and lower occupancy levels. Because we have a limited operating history, we cannot accurately predict our turnover rate or the associated costs we will incur. Moreover, we cannot assure you that our leases will be renewed on equal or better terms or at all. If our residents do not renew their leases or abandon their leases during the lease term, we may experience lower than expected occupancy rates and some homes may remain vacant for extended periods of time.  Extended vacancy terms may apply downward pressure to rental rates as we may accept rental rates below our targets in order to incentivize residents to choose our homes or prevent the value of our homes from becoming impaired as a result of extended vacancy periods. If either of our occupancy rates or rental rates decreases, our ability to generate positive cash flows may be negatively affected.

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

Our access to capital depends, in part, on:

•	general business conditions;

•	financial market conditions;

•	the market’s perception of our business prospects and growth potential;

•	our current debt levels and prevailing interest rates; and

•	our current and expected earnings, cash flow and distributions.

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

If we are not able to generate sufficient cash flow to service our revolving credit facility, securitization loan and other current and future debt obligations, as well as satisfy the REIT distribution requirement, we may need to refinance our debt or raise additional equity. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancing, increases in interest expense could adversely affect our cash flows and, consequently, cash available for distribution to our stockholders. For example, during the financial crisis, recent turmoil in the global markets and events in the real estate and securitization markets, as well as the debt markets and the economy generally, caused significant dislocations, illiquidity and volatility in the market for asset-backed securities and mortgage-backed securities, as well as a severe disruption in the wider global financial markets, including a significant reduction of investor demand for, and purchases of, asset-backed securities and structured financial products. Disruptions in the securitization market could preclude our ability to use securitization as a financing source or could render it an inefficient source of financing making us more dependent on alternative sourcing of financing that might not be as favorable as securitizations in otherwise favorable markets.

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

In connection with our revolving credit facility and securitization loan, we have obtained interest rate cap agreements and swap agreements, and subject to complying with the requirements for REIT qualification, we may obtain in the future one or more additional forms of interest rate protection to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our investments at times which may not permit us to receive an attractive return on our investments in order to meet our debt service obligations.

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

We face significant competition for acquisitions, which may limit our strategic opportunities and increase the cost to acquire those properties.

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

Our long-term growth depends on the availability of acquisition opportunities in our markets at attractive prices. We believe various factors and market conditions have made homes available for purchase at prices that are below replacement cost. Housing prices have been increasing over the past few years, and we expect that in the future they will continue to stabilize and return to more normalized levels, and therefore future acquisitions may be more costly. There are many factors that may cause a recovery in the housing market that would result in future acquisitions becoming more expensive and possibly less attractive than past opportunities, including:

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

We plan to continue to refine our operations and make strategic acquisitions and dispositions of properties. Our future operating results depend upon our ability to effectively manage our growth, which is dependent, in part, upon our ability to:

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

Our dependence upon vendors for key services may harm our operating results or reputation if the vendors fail to perform.

We rely on local vendors and service providers, including house renovation professionals, maintenance providers, leasing agents, and property management companies in situations where it is cost-effective to do so or if our internal staff is unable to perform these functions. For example, we currently use third-party property managers for approximately 5.5% of our current properties. We do not have exclusive or long-term contractual relationships with any of these providers, and we can provide no assurance that we will have uninterrupted or unlimited access to their services. Furthermore, selecting, managing, and supervising these service providers requires significant management resources and expertise. Poor performance by service providers, especially those who interact with residents in our properties, will reflect poorly on us and could significantly damage our reputation among desirable residents. If we do not select, manage, and supervise appropriate parties for these services, our brand and reputation and operating results may suffer. Moreover, notwithstanding our efforts to implement and enforce strong policies and practices regarding service providers, we may not successfully detect and prevent fraud, incompetence, or theft by our service providers, which could expose us to material liability or responsibility for associated damages, fines, or penalties.

In addition, any delay in identifying a service provider or removal or termination of existing service providers would require us to seek new vendors or providers, which would create delays and adversely affect our operating results.

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

Approximately 39% of the properties we owned as of December 31, 2016 are over 30 years old, and those premises may contain lead-based paint. The existence of lead paint is especially a concern in residential units and can cause health problems, particularly for children. A structure built prior to 1978 may contain lead-based paint and may present a potential exposure to lead; however, structures built after 1978 are not likely to contain lead-based paint. Federal and state laws impose certain disclosure requirements and restrict and regulate renovation activities on housing built before 1978. Violation of these restrictions could result in fines or criminal liability, and we could be subject to liability arising from lawsuits alleging personal injury or related claims. Although we attempt to comply with all such regulations, and we cannot guarantee that we will not incur any material liabilities as a result of the presence of lead paint in our properties.

A substantial portion of our properties were purchased at auction, where we generally are not able to conduct a thorough inspection before purchasing the properties, and we may not accurately assess the extent of renovations required.

Approximately 40% of our properties owned as of December 31, 2016 were purchased at auction and we may purchase properties at auction in the future. When we purchase properties at auction, we generally do not have the opportunity to conduct interior inspections and may not be able to access a property to conduct more than the most cursory of exterior inspections. These inspection processes may fail to reveal major defects associated with properties we acquire, which may result in renovation and maintenance costs and time frames that exceed our estimates and negatively affect our financial results and earnings.

Properties acquired through portfolio acquisitions may subject us to the risk of acquiring properties that do not fit our target investment criteria and may be costly or time consuming to divest, which may adversely affect our operating results.

We have acquired and may in the future acquire properties purchased as portfolios from other owners of single-family properties. To the extent the management and leasing of such properties has not been consistent with our property management and leasing standards, we may be subject to a variety of risks, including risks relating to the condition of the properties, the credit quality and employment stability of the residents, and compliance with applicable laws, among others. When acquiring portfolios, we may not conduct interior inspections on each property and may fail to appropriately discover or predict defects associated with such properties, which may result in renovation and maintenance costs and time frames that exceed our estimates and negatively affect our financial results and earnings. In addition, financial and other information provided to us regarding such portfolios during our due diligence may be inaccurate, and we may not discover such inaccuracies until it is too late to seek remedies against such sellers. To the extent we timely pursue such remedies, we may not be able to successfully prevail against the seller in an action seeking damages for such inaccuracies. If we conclude that certain properties purchased in portfolio acquisitions do not fit our target investment criteria, we may decide to sell, rather than renovate and rent, these properties, which could take an extended period of time and may not result in a sale at an attractive price.

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

Our portfolio consists of properties that are geographically concentrated in Arizona, California, Florida, Georgia, Nevada, North Carolina, Ohio, South Carolina and Texas. As of December 31, 2016, approximately 61% of our properties were concentrated in only three markets — Phoenix, AZ, Atlanta, GA, and Tampa, FL. As such, we are susceptible to local economic conditions, other regulations, the supply of and demand for single-family rental properties, and natural disasters in these areas. If there is a downturn in the local economies, an oversupply of or decrease in demand for single-family rental properties in these markets or natural disasters in these geographical areas, our business could be materially adversely affected to a greater extent than if we owned a real estate portfolio that was more geographically diversified. We base an important part of our business plan on our belief that property values and operating fundamentals for single-family properties in most of our markets will improve significantly over the next several years. However, most of our markets experienced substantial economic downturns in recent years and could experience similar or worse economic downturns in the future. We can provide no assurance as to the extent property values and operating fundamentals in these markets will improve, if at all. If these markets experience economic downturn in the future, the value of our properties could decline and our ability to execute our business plan may be adversely affected, which could adversely affect our financial condition, operating results and ability to make distributions to our stockholders.

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

Tenant relief laws, including laws regulating evictions, rent control laws and other regulations that limit our ability to increase rental rates may negatively impact our rental income and profitability.

As the landlord of numerous properties, we are involved from time to time in evicting residents who are not paying their rent or who are otherwise in material violation of the terms of their lease. Eviction activities impose legal and managerial expenses that raise our costs and expose us to potential negative publicity. The eviction process is typically subject to legal barriers, mandatory “cure” policies, our internal policies and procedures and other sources of expense and delay, each of which may delay our ability to gain possession and stabilize the property. Additionally, state and local landlord-tenant laws may impose legal duties to assist residents in relocating to new housing, or restrict the landlord’s ability to remove the resident on a timely basis or to recover certain costs or charge residents for damage residents cause to the landlord’s premises. Because such laws vary by state and locality, we must be familiar with and take all appropriate steps to comply with all applicable landlord-tenant laws, and need to incur supervisory and legal expenses to ensure such compliance. To the extent that we do not comply with state or local laws, we may be subjected to civil litigation filed by individuals, in class actions or actions by state or local law enforcement and our reputation and financial results may suffer. We may be required to pay our adversaries’ litigation fees and expenses if judgment is entered against us in such litigation or if we settle such litigation.

Furthermore, state and local governmental agencies may introduce rent control laws or other regulations that limit our ability to increase rental rates, which may affect our rental income. Especially in times of recession and economic slowdown, rent control initiatives can acquire significant political support. If rent controls unexpectedly became applicable to certain of our properties, our revenue from and the value of such properties could be adversely affected.

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

As a result of our substantial real estate holdings, the cost of real estate taxes and insuring our properties is a significant component of our expenses. Our properties are subject to real estate taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. As the owner of our properties, we are ultimately responsible for payment of the taxes to the applicable government authorities. If real estate taxes increase, our expenses will increase. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale. In addition, a significant portion of the properties in our portfolio are subject to HOAs, which have the power to increase monthly charges and make assessments for capital improvements and common area repairs. Real estate taxes, HOA fees, and insurance premiums are subject to significant increases, which can be outside of our control.

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

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), for so long as we take advantage of the exemptions contained in the JOBS Act. We will cease to be an “emerging growth company” as of December 31, 2017. Once we are no longer an emerging growth company, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, or operating. Additionally, we will no longer be allowed to take advantage of the reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not emerging growth companies.

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

Additionally, as of the closing of the internalization of our management in September 2014, Pine River (as defined in Item 7) and Provident (as defined in Item 7) received an aggregate of 2,231,511 common units of our Operating Partnership, redeemable for cash or, at our election, common shares on a one-for-one basis. If we were to redeem such common units through the issuance of our common shares, and as long as the resale registration statement that we filed with the SEC covering these shares remains effective, these shares will be freely transferable without restriction if and when they are issued. The market price of our common stock may decline significantly if Pine River and Provident either or both were to sell a significant portion of their common stock within a short timeframe. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for our common stock.

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

The ability of our board of directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on the total return to our stockholders.

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

The present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules relating to REITs are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in frequent statutory changes and revisions to regulations and interpretations. Revisions in federal tax laws and interpretations thereof could adversely affect us or cause us to change our investments and commitments and affect the tax considerations of an investment in us. For example, in December 2015, the Protecting Americans from Tax Hikes Act of 2015 (the "Act") was signed into law. The Act contains numerous changes to the U.S. federal income tax rules applicable to REITs. Such changes include modifications to various rules that apply to our ownership of, and business relationship with, our TRSs (including a reduction in the maximum allowable value of our assets attributable to TRSs from 25% to 20%) which could impact our ability to enter into future investments. The provisions enacted in by the Act could affect our tax positions or investments, and future legislative changes related to those rules described above could have a materially adverse impact on our results of operations and financial condition.

Potential changes to the U.S. tax laws could have a significant negative impact on our business operations, financial condition and earnings.

The incoming administration of President Trump has included as part of its agenda a potential reform of U.S. tax laws. The details of the potential reform have not yet emerged but during his presidential campaign, President Trump outlined several changes to business taxes. In addition, House Republicans and Congress have drafted an initial tax reform (“Tax Reform Blueprint”) to significantly amend the current income tax code. The convergence of the President’s plan and the Tax Reform Blueprint’s potential reforms has not yet taken place, however, key changes within the proposals include:

•	Elective replacement of current depreciation deductions with a cost recovery system for capital asset investments (excluding land investments),

•	Elimination of the deductibility of corporate interest expense, if a cost recovery system is elected,

•	Restriction or elimination of benefits of like-kind exchanges that defer capital gains for tax purposes,

•	Reduction of the maximum business tax rate from 35 percent to 15-20 percent,

•	Elimination of the corporate alternative minimum tax,

•	Implementation of a one-time deemed repatriation tax rate of 10 percent on corporate profits held offshore, and

•	Elimination of most corporate tax expenditures except for the Research and Development credit.

No details regarding the transition from the current tax code to potential new tax reforms have emerged. In addition, it is not yet known if the potential reform of the U.S. tax laws will include further changes that may impact existing REIT rules under the current Internal Revenue Code. If the tax reform is enacted with some or all of the changes outlined above, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status may significantly increase. As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders annually.

We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be issued, nor is the long-term impact of proposed tax reforms (including future reforms that may be part of any enacted tax reform) on the real estate industry clear. Furthermore, the proposed tax reform above may negatively impact our tenants operating results, financial condition and future business plans. Prospective investors are urged to consult their tax advisors regarding the effect of potential changes to the U.S. federal tax laws on an investment in our shares. A reform of the U.S. tax laws by the new administration may be enacted in a manner that negatively impacts our operating results, financial condition and business operations, and is adverse to our stockholders.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

The following table provides a summary of our portfolio of single-family properties as of December 31, 2016:

Market	Number of Properties (1)	Aggregate Investment in Real Estate (2) (thousands)	Average Investment in Real Estate Per Property	Average Age (in years) (3)	Average Square Footage
Atlanta	2,949	$351,910	$119,332	22.8	1,809
Phoenix	1,422	203,764	143,294	28.2	1,635
Tampa	1,136	164,859	145,122	28.5	1,622
Charlotte (4)	689	86,223	125,142	16.6	1,644
Orlando	522	71,283	136,557	28.8	1,501
Dallas	511	69,092	135,209	25.1	1,619
Jacksonville	451	59,680	132,328	28.4	1,536
Northern CA (5)	381	73,112	191,895	48.3	1,398
Las Vegas	290	41,409	142,790	20.7	1,717
Columbus	284	33,381	117,539	39.6	1,414
Tucson	209	17,685	84,617	44.0	1,330
Southeast FL (6)	200	37,425	187,125	50.0	1,349
Totals	9,044	$1,209,823	$133,771	27.3	1,650

(1)	Properties reflected in this table exclude properties recorded as assets held for sale on our consolidated balance sheets.

(2)
Aggregate investment in real estate includes all capitalized costs, determined in accordance with U.S. generally accepted accounting policies ("GAAP"), incurred through December 31, 2016 for the acquisition, stabilization, and significant post-stabilization renovation of properties, including land, building, possession costs, and renovation costs. Aggregate investment in real estate includes $21.6 million in capital improvements incurred from our formation through December 31, 2016 made to properties that had been previously renovated but does not include accumulated depreciation.

(3)
As of December 31, 2016, approximately 2% of our properties were less than 10 years old, 39% were between 10 and 20 years old, 20% were between 20 and 30 years old, 19% were between 30 and 40 years old, 11% were between 40 and 50 years old, and 9% were more than 50 years old. Average age is an annual calculation.

(4)	Charlotte market includes properties in South Carolina due to their proximity to Charlotte, North Carolina.

(5)	Northern California market currently consists of Contra Costa, Napa, and Solano counties.

(6)	Southeast Florida market currently consists of Miami-Dade, Broward, and Palm Beach counties.

The following table summarizes the occupancy status of our properties as of December 31, 2016:

Market	Number of Properties	Properties Occupied	Properties Vacant	Aggregate Portfolio Occupancy Rate	Average Monthly Rent (1)	Average Remaining Lease Term (Months) (2)
Atlanta	2,949	2,846	103	96.5%	$1,119	7.6
Phoenix	1,422	1,390	32	97.7%	1,143	7.8
Tampa	1,136	1,089	47	95.9%	1,347	7.8
Charlotte	689	667	22	96.8%	1,113	7.2
Orlando	522	500	22	95.8%	1,220	7.3
Dallas	511	494	17	96.7%	1,336	8.8
Jacksonville	451	437	14	96.9%	1,175	8.1
Northern CA	381	373	8	97.9%	1,734	7.9
Las Vegas	290	288	2	99.3%	1,229	7.1
Columbus	284	278	6	97.9%	1,099	8.3
Tucson	209	203	6	97.1%	855	4.2
Southeast FL	200	184	16	92.0%	1,606	5.3
Totals	9,044	8,749	295	96.7%	$1,205	7.6

(1)
Average monthly rent for occupied properties was calculated as the average of the contracted monthly rent for all occupied properties as of December 31, 2016 and reflects rent concessions amortized over the life of the related lease.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the NYSE under the symbol “SBY”. Below is a summary of the high and low prices for our common stock for each quarterly period during calendar years ended December 31, 2016 and 2015, as reported on the NYSE:

Quarter Ended	High	Low
December 31, 2016	$18.16	$15.65
September 30, 2016	19.41	16.99
June 30, 2016	17.05	13.95
March 31, 2016	15.85	12.03
December 31, 2015	16.91	15.00
September 30, 2015	16.86	15.31
June 30, 2015	16.75	15.03
March 31, 2015	17.04	15.38

Holders

As of February 11, 2017, there were 174 registered holders of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.

Dividends

The following table presents cash dividends declared on our common stock during calendar years ended December 31, 2016 and 2015:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share
December 20, 2016	December 30, 2016	January 13, 2017	$0.13
September 22, 2016	October 3, 2016	October 14, 2016	0.13
June 21, 2016	July 1, 2016	July 15, 2016	0.13
March 23, 2016	April 4, 2016	April 15, 2016	0.13
December 17, 2015	December 28, 2015	January 8, 2016	0.13
September 25, 2015	October 6, 2015	October 16, 2015	0.12
June 17, 2015	June 29, 2015	July 10, 2015	0.12
March 25, 2015	April 6, 2015	April 17, 2015	0.09

We intend to continue making similar quarterly distributions to our common stockholders. U.S. federal income tax law requires that a REIT distribute annually at least 90% of its net taxable income, excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income, including capital gains.

Dividends and other distributions will be authorized by our board of directors in its sole discretion out of funds legally available and will be dependent upon a number of factors, including actual results of operations, restrictions under Maryland law and our financial condition. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” including “Liquidity and Capital Resources,” of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends in 2017 and thereafter.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2016 with respect to shares of our common stock that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	292,622		1,658,128
Equity compensation plans not approved by security holders	—	—	—
Total	292,622	$—	1,658,128

(1)
Represents the maximum number of shares of common stock issuable upon vesting of outstanding performance stock units under our Restated 2012 Equity Incentive Plan (including applicable dividend equivalent rights).

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On July 1, 2013, our board of directors authorized a share repurchase program, which allowed us to repurchase up to 2,500,000 shares of our common stock. On November 25, 2014, our board of directors authorized an increase of 2,500,000 shares to the previously authorized share repurchase program for a total of 5,000,000 shares. Following is repurchase activity for the fourth quarter of 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2016 — October 31, 2016	99	$17.20	—	790,474
November 1, 2016 — November 30, 2016	—	—	—	790,474
December 1, 2016 — December 31, 2016	—	—	—	790,474
Total	99	$17.20	—	790,474

(1)	Consists of shares withheld to settle tax withholding obligations related to the vesting of restricted stock awards.

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

	Period Ending
Index	12/14/2012	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Silver Bay Realty Trust Corp.	$100.00	$103.23	$87.87	$91.89	$89.42	$100.97
S&P 500	$100.00	$100.97	$133.67	$151.97	$154.07	$172.50
MSCI US REIT Index	$100.00	$103.02	$105.56	$137.64	$141.10	$153.24

Item 6.     Selected Financial Data.

Our selected financial data set forth below should be read in conjunction with our consolidated financial statements and the accompanying notes included under Item 8 of this Annual Report on Form 10-K.

	At or for the Year Ended December 31,
(in thousands, except per share and property count data)	2016	2015	2014	2013	2012 (1)
Consolidated Statements of Operations and Comprehensive Income (Loss) Data:
Total Revenue	$126,635	$113,694	$77,930	$49,593	$3,616
Expenses:
Property operating and maintenance	23,393	22,106	17,274	12,472	1,868
Real estate taxes	17,681	15,847	11,042	6,893	1,273
Homeowners’ association fees	1,665	1,912	1,260	1,129	391
Property management	10,895	11,093	9,401	11,683	459
Depreciation and amortization	37,291	35,189	25,623	20,235	2,106
Advisory management fee - affiliates (2)	—	—	6,621	9,775	2,159
Management internalization	—	—	39,373	—	—
Portfolio acquisition expense	526	2,064	—	—	—
General and administrative	14,457	15,915	10,334	6,834	843
Share-based compensation	2,667	2,613	1,022	927	38
Severance and other	1,977	—	—	—	—
Interest expense	26,113	21,275	11,586	2,911	—
Impairment of real estate	1,105	95	601	792	—
Total expenses	137,770	128,109	134,137	73,651	9,137
Loss before other income (expense) and income taxes	(11,135)	(14,415)	(56,207)	(24,058)	(5,521)
Other income (expense)	9,490	3,705	(490)	(492)	—
Income tax (expense) benefit, net	(969)	758	—	—	—
Net loss	$(2,614)	$(9,952)	$(56,697)	$(24,550)	$(5,521)
Per Common Share and Share Information:
Net loss attributable to common shares - basic and diluted (3)	$(0.07)	$(0.26)	$(1.49)	$(0.63)	$(0.04)
Weighted average common shares outstanding	35,557,636	36,209,999	38,119,971	39,073,994	37,328,213
Dividends declared per common share	$0.52	$0.46	$0.16	$0.04	$—
Balance Sheet Data:
Investments in real estate, net	$1,103,360	$1,134,777	$905,220	$757,407	$418,693
Assets held for sale	16,543	11,184	2,010	6,382	—
Cash	52,279	29,028	49,854	43,717	228,139
Escrow deposits	16,858	15,472	20,211	24,461	19,727
Total assets (4)	1,218,561	1,216,280	992,205	846,078	677,302
Revolving credit facility	352,799	326,472	67,096	164,825	—
Securitization loan (4)	296,782	295,741	300,490	—	—
Total liabilities (4)	682,680	653,427	390,310	187,118	16,889
10% cumulative redeemable preferred stock	1,000	1,000	1,000	1,000	1,000
Total equity	534,881	561,853	600,895	657,960	659,413

	At or for the Year Ended December 31,
(in thousands, except per share and property count data)	2016	2015	2014	2013	2012 (1)
Other Data:
Non-GAAP Financial Measures:
Net operating income ("NOI") (5)	$73,001	$62,905	$39,709	$19,872	$(365)
Funds from operations ("FFO") (6)	25,748	20,062	(30,517)	(3,637)	(3,415)
Core FFO (6)	31,175	25,405	13,565	(905)	(3,377)
FFO per share	0.68	0.52	(0.79)	(0.10)	(0.09)
Core FFO per share	0.82	0.66	0.35	(0.03)	(0.09)
Weighted average common shares and units outstanding (7)	37,891,605	38,441,510	38,688,548	39,101,378	37,355,672
Aggregate Portfolio Data:
Total properties owned (8)	9,044	9,022	6,779	5,642	3,405
Leased properties	8,749	8,645	5,812	4,973	1,705
Aggregate occupancy percentage	97%	96%	86%	88%	50%
Average monthly rent per leased property	$1,205	$1,167	$1,194	$1,160	$1,148
Stabilized Property Data (9):
Stabilized properties owned	9,044	9,020	6,214	5,365	1,815
Occupancy percentage	97%	96%	94%	93%	94%

(1)
Our 2012 consolidated financial results include the results of our Predecessor (see Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations") since it commenced formal operations and the results of the Provident Entities (see Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations") since December 19, 2012, the date we acquired those entities. As a consequence, our financial results for 2012 are not indicative of future performance as they largely reflect the operations of our Predecessor, which began formal operations in February 2012 when it began acquiring single-family properties, and includes only 12 days of results for the more stabilized portfolio of the Provident Entities.

(2)
On September 30, 2014, we closed the Internalization (see Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations"). Following such transaction, we no longer incur advisory management fees to our Former Manager (see Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations") and now incur certain expenses, classified as general and administrative, which were previously borne by our Former Manager for the compensation of our Chief Executive Officer and personnel providing data analytics directly supporting the investment function and certain other costs.

(3)
We calculated the 2012 loss per share only for the period our common stock was outstanding during the year, referred to as the post-formation period. Prior to our initial public offering and Formation Transactions (see Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations"), we did not have any publicly issued common stock. The Formation Transactions closed on December 19, 2012, therefore we have defined the post-formation period to be the date of the Formation Transactions through December 31, 2012, or 12 days of activity.

(4)
As a result of the retrospective adoption of Accounting Standards Codification ("ASC") ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, as of January 1, 2016, which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset. Deferred financing costs, net of amortization of $5.9 million, $8.1 million and $10.2 million at December 31, 2016, 2015, and 2014 respectively, are netted against the carrying values of the Securitization Loan.

(5)
We define net operating income ("NOI") as total revenue less property operating and maintenance, real estate taxes, homeowners’ association fees, and property management expenses. NOI excludes depreciation and amortization, the former advisory management fees, management internalization, portfolio acquisition expense, general and administrative expenses, share-based compensation, severance and other, interest expense, impairment of real estate, net gain on disposition of real estate, adjustments for derivative instruments, net, income tax (expense) benefit, net and other non-comparable items as applicable. Additionally, NOI excludes certain property management add backs, such as the former 5% property management fee payable prior to the Internalization because it more closely represents additional advisory management fee, expensed acquisition fees and costs, and certain other property management costs.

NOI is a non-GAAP financial measure that we believe is meaningful when considered with the financial statements determined in accordance with GAAP. We believe NOI is helpful to investors in understanding the core performance of our real estate operations without regard to items excluded from the calculation of such measure, which can vary substantially from company to company depending upon accounting methods, book value of assets, capital structure and the method by which assets were acquired, among other factors.

A reconciliation of NOI to net loss as determined in accordance with GAAP is located in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Performance Measures,” in this Annual Report on Form 10-K.

(6)
Funds From Operations ("FFO") is a non-GAAP financial measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss), computed in accordance with GAAP, excluding gains or losses from sales of, and impairment losses recognized with respect to, depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated on the same basis to determine FFO. In addition, we have adjusted net income (loss) for the income tax expense (benefit) on disposition of real estate.

Core Funds From Operations ("Core FFO") is a non-GAAP financial measure that we use as a supplemental measure of our performance. We believe that Core FFO is further helpful to investors as it provides a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We adjust FFO for expensed acquisition fees and costs, certain fees and expenses related to our securitization transaction (see Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations"), share-based compensation, severance and other, write-offs of expenses associated with changes in our debt structure, adjustments for derivative instruments, net, and certain other non-cash or non-comparable costs to arrive at Core FFO.

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

FFO and Core FFO are calculated on a gross basis and as such, do not reflect adjustments for the non-controlling interests - Operating Partnership.

A reconciliation of FFO and Core FFO to net loss as determined in accordance with GAAP is located in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Performance Measures,” in this Annual Report on Form 10-K.

(7)
Represents the weighted average of common shares and common units in the Operating Partnership outstanding for the periods presented and includes the effect of dilutive securities attributable to certain stock based awards meeting market conditions during the year ended December 31, 2016.

(8)	Excludes properties reflected as assets held for sale on our consolidated balance sheets.

(9)
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

Overview

We are an internally-managed Maryland corporation that focuses on the acquisition, renovation, leasing, and management of single-family properties in select markets in the United States. Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We generate virtually all of our revenue by leasing our portfolio of single-family properties. As of December 31, 2016, we owned 9,044 single-family properties for rental purposes in Arizona, California, Florida, Georgia, Nevada, North Carolina, Ohio, South Carolina and Texas, excluding properties reflected as assets held for sale on our consolidated balance sheets.

We are the continuation of the operations of Silver Bay Property Investment LLC (the "Predecessor"). At the time of its formation, the Predecessor was a wholly owned subsidiary of Two Harbors Investment Corp. ("Two Harbors"). The Predecessor began formal operations in February 2012, when it started acquiring single-family residential rental properties. In our current form, we were created on December 19, 2012, through a series of formation transactions (the "Formation Transactions"), which included an initial public offering (the "Offering"), the contribution of equity interests in the Predecessor by Two Harbors, and the acquisition of entities (the "Provident Entities") managed by Provident Real Estate Advisors LLC ("Provident").

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

Silver Bay Realty Trust Corp. was incorporated in Maryland in June 2012. Silver Bay Realty Trust Corp. conducts its business and owns all of its properties through Silver Bay Operating Partnership L.P. (the "Operating Partnership"), a Delaware limited partnership. Silver Bay Realty Trust Corp.’s wholly owned subsidiary, Silver Bay Management LLC (the "General Partner") is the sole general partner of the Operating Partnership. Silver Bay Realty Trust Corp. has no material assets or liabilities other than its investment in the Operating Partnership. As of December 31, 2016, Silver Bay Realty Trust Corp. owned, through a combination of direct and indirect interests, 94.1% of the partnership interests in the Operating Partnership. Except as otherwise required by the context, references to the “Company,” “Silver Bay,” “we,” “us” and “our” refer collectively to Silver Bay Realty Trust Corp., the Operating Partnership and the direct and indirect subsidiaries of each.

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

Recent Developments

On February 27, 2017, Silver Bay Realty Trust Corp. the General Partner, and the Operating Partnership (Silver Bay Realty Trust Corp., the Operating Partnership and the General Partner collectively referred to as the “Company Parties”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Tricon Capital Group, Inc., a company incorporated under the laws of the Province of Ontario (“Tricon Ultimate Parent”), TAH Acquisition Holdings LLC, a Delaware limited liability company (“Tricon Parent”) and TAH Acquisition LP, a Delaware limited partnership (“Tricon LP” and, together with Tricon Ultimate Parent and Tricon Parent, the “Tricon Parties”). Under the Merger Agreement, Silver Bay Realty Trust Corp. will merge with and into Tricon Parent, with Tricon Parent being the surviving entity (the “Merger”). The board of directors of Silver Bay Realty Trust Corp. has unanimously approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each outstanding share of Silver Bay Realty Trust Corp. common stock, par value $0.01 per share (other than shares held by any Tricon Party or any subsidiary thereof or any wholly-owned subsidiary of the Company), will be converted into the right to receive an amount in cash equal to $21.50, without interest (as the same may be adjusted, the “Merger Consideration”), subject to any applicable withholding tax, and each outstanding share of Silver Bay Realty Trust Corp. 10% cumulative redeemable preferred stock, par value $0.01 per share, will be converted into the right to receive an amount in cash equal to $1,000 per share, plus an amount equal to all dividends accrued and unpaid on such share of preferred stock immediately prior to the Merger effective time, without interest, subject to applicable withholding tax. The Merger Agreement also provides for the merger of Tricon LP with and into the Operating Partnership, with the Operating Partnership being the surviving entity (the “Partnership Merger”).

The completion of the Merger and the Partnership Merger is subject to customary conditions, including, among others: (i) approval by a majority of Silver Bay Realty Trust Corp.’s stockholders; (ii) the absence of a material adverse effect on the Company; (iii) the receipt of a tax opinion relating to REIT status of the Company and (iv) the absence of any order, action or law by a governmental authority preventing, prohibiting, enjoining or making illegal the consummation of the Merger and the Partnership Merger.

The Company anticipates the Merger and Partnership Merger will close in the second quarter of 2017. For additional information regarding the Merger, Partnership Merger, or the Merger Agreement, see the Company’s Current Report on Form 8-K filed on February 27, 2017 and additional future filings and disclosures it will make with respect to the transaction.

Any discussion of future trends or business plans of the Company in this Item 7 ignores any impact of the Merger, the Partnership Merger, or the Merger Agreement.

Management Internalization Transaction

On September 30, 2014, we closed the Internalization after receiving the required stockholder approval for the transaction. The Internalization was completed under the terms of a contribution agreement (the “Contribution Agreement”) among Silver Bay, Pine River Domestic Management L.P. ("Pine River"), Provident, our Former Manager, and the Operating Partnership, pursuant to which we acquired our Former Manager in exchange for 2,231,511 common units of the Operating Partnership. These common units are redeemable for cash or, at our election, a number of our common shares on a one-for-one basis. We incurred $39.4 million of expenses during 2014 in connection with the Internalization. These costs primarily relate to the issuance of common units at $36.2 million, and to a lesser extent, certain transaction fees and expenses and the assumption of certain liabilities in connection with the transaction.

Prior to the Internalization, our Former Manager received management fees and expense reimbursement under the advisory management agreement and property management and acquisition services agreement. As a result of this transaction, as of September 30, 2014, we no longer pay fees or expense reimbursements to our Former Manager or our Former Manager's operating subsidiary.

Acquisition of The American Home Real Estate Investment Trust, Inc. Portfolio

During 2015, we acquired a portfolio of 2,461 properties (the "Acquired Properties") from The American Home Real Estate Investment Trust, Inc. ("TAH"). The acquisition was substantially completed on April 1, 2015 with an aggregate purchase price of $263.0 million (the "Portfolio Acquisition"). The Portfolio Acquisition was financed using proceeds obtained under our revolving credit facility, which was amended and restated on February 18, 2015 to increase the borrowing capacity to $400.0 million from $200.0 million. The properties acquired in the Portfolio Acquisition were primarily located in Atlanta, Charlotte, Tampa and Orlando.

Property Portfolio

Our investments in real estate consist of single-family properties located in select markets. As of December 31, 2016, we owned 9,044 single-family properties in the following markets:

Market	Number of Properties (1)	Aggregate Investment in Real Estate (2) (in thousands)	Average Investment in Real Estate Per Property	Average Age (3) (in years)	Average Square Footage
Atlanta	2,949	$351,910	$119,332	22.8	1,809
Phoenix	1,422	203,764	143,294	28.2	1,635
Tampa	1,136	164,859	145,122	28.5	1,622
Charlotte (4)	689	86,223	125,142	16.6	1,644
Orlando	522	71,283	136,557	28.8	1,501
Dallas	511	69,092	135,209	25.1	1,619
Jacksonville	451	59,680	132,328	28.4	1,536
Northern CA (5)	381	73,112	191,895	48.3	1,398
Las Vegas	290	41,409	142,790	20.7	1,717
Columbus	284	33,381	117,539	39.6	1,414
Tucson	209	17,685	84,617	44.0	1,330
Southeast FL (6)	200	37,425	187,125	50.0	1,349
Totals	9,044	$1,209,823	$133,771	27.3	1,650

(1)	Properties reflected in this table exclude properties recorded as assets held for sale on our consolidated balance sheets.

(2)
Aggregate investment in real estate includes all capitalized costs, determined in accordance with U.S. generally accepted accounting principles ("GAAP"), incurred through December 31, 2016 for the acquisition, stabilization, and significant post-stabilization renovation of properties, including land, building, possession costs and renovation costs. Aggregate investment in real estate includes $21.6 million in capital improvements, incurred from our formation through December 31, 2016, made to properties that had been previously renovated, but does not include accumulated depreciation.

(3)
As of December 31, 2016, approximately 2% of our properties were less than 10 years old, 39% were between 10 and 20 years old, 20% were between 20 and 30 years old, 19% were between 30 and 40 years old, 11% were between 40 and 50 years old, and 9% were more than 50 years old. Average age is an annual calculation.

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

Acquisitions and Dispositions

The following is a summary of our acquisition and disposition activity by quarter for the year ended December 31, 2016:

Quarter Ended,	Acquired properties (1)	Disposed properties
March 31, 2016	—	53
June 30, 2016	—	62
September 30, 2016	14	66
December 31, 2016	329	134
Total	343	315

(1)	Our acquisitions in 2016 were sourced through portfolio transactions.

Our ability to identify and acquire single-family properties that meet our investment criteria will be affected by home prices in our markets, the inventory of properties available through our acquisition channels, competition for our target assets, and our capital available for investment. Acquisitions may be financed from various sources, including proceeds from the sale of equity securities, retained cash flow, debt financings, securitizations, or the issuance of common units in the Operating Partnership. Availability of financing from such sources on acceptable terms will greatly impact our pace of acquisitions, as will any preference we may have for portfolio acquisitions, which are inherently less predictable than purchases through other channels.

We periodically sell properties after determining the property or related market no longer fit our portfolio and we may sell properties when we view market conditions as favorable given other potential uses of capital. As of December 31, 2016, we had 104 properties reflected as assets held for sale on our balance sheet. As of December 31, 2016, we had 30 properties under contract to sell with an aggregate contractual sales price of $6.1 million. There are no assurances we will close on the sales of these properties.

During the years ended December 31, 2016, 2015 and 2014, we sold 315, 230 and 60 properties, respectively, for total gross proceeds of $58.1 million, $29.2 million and $6.0 million, respectively, for a net gain on disposition of real estate of $10.7 million, $4.0 million and $0.2 million, respectively. The 2016 dispositions of real estate were primarily located in our Southeast Florida and Southern California markets. The 2015 dispositions of real estate were primarily located in our Houston, TX and Southern California markets.

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

The following table summarizes the occupancy status of our properties as of December 31, 2016:

Market	Number of Properties	Properties Occupied	Properties Vacant	Aggregate Portfolio Occupancy Rate	Average Monthly Rent (1)	Average Remaining Lease Term (Months) (2)
Atlanta	2,949	2,846	103	96.5%	$1,119	7.6
Phoenix	1,422	1,390	32	97.7%	1,143	7.8
Tampa	1,136	1,089	47	95.9%	1,347	7.8
Charlotte	689	667	22	96.8%	1,113	7.2
Orlando	522	500	22	95.8%	1,220	7.3
Dallas	511	494	17	96.7%	1,336	8.8
Jacksonville	451	437	14	96.9%	1,175	8.1
Northern CA	381	373	8	97.9%	1,734	7.9
Las Vegas	290	288	2	99.3%	1,229	7.1
Columbus	284	278	6	97.9%	1,099	8.3
Tucson	209	203	6	97.1%	855	4.2
Southeast FL	200	184	16	92.0%	1,606	5.3
Totals	9,044	8,749	295	96.7%	$1,205	7.6

(1)
Average monthly rent for occupied properties was calculated as the average of the contracted monthly rent for all occupied properties as of December 31, 2016 and reflects rent concessions amortized over the life of the related lease.

(2)	Average remaining lease term assumes a remaining term of 30 days for leases in month-to-month status.

Aggregate portfolio occupancy increased to 96.7% as of December 31, 2016 as compared to 95.8% as of December 31, 2015.

During the three months ended December 31, 2016, 594 properties turned over compared to 596 during the three months ended December 31, 2015. This turnover number includes move-outs, evictions and lease breaks on our stabilized portfolio. Quarterly turnover for the three months ended December 31, 2016 was 6.6%. Quarterly turnover represents the number of properties turned over in the period divided by the number of properties in stabilized status at period-end. The total number of properties with lease expirations in the three months ended December 31, 2016 was 1,948, including properties with month-to-month occupancy in the period. Of these properties, 407 properties turned over, resulting in a retention rate of 79.1% compared to a retention rate of 80.3% during the three months ended December 31, 2015.

The following is a summary of our turnover percentage by quarter for the years ended December 31, 2016 and 2015:

Quarter	Turnover (1)
	2016	2015
First	7.2%	5.8%
Second	7.6%	7.0%
Third	8.1%	8.2%
Fourth	6.6%	6.6%
Total	29.5%	27.6%

(1)	Quarterly turnover percentage represents the number of properties turned over in each respective period divided by the number of properties in stabilized status as of each respective period-end.

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

As of December 31, 2016, we had 5,780 properties included in Same-Home properties in the following markets:

		Aggregate Occupancy Rate		Average Monthly Rent (1)
	Number of Same-Home Properties	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Atlanta	1,050	96.4%	95.9%	$1,243	$1,192
Phoenix	1,422	97.7%	94.6%	1,143	1,101
Tampa	920	95.4%	95.1%	1,378	1,326
Charlotte	143	95.8%	97.9%	1,249	1,194
Orlando	280	96.4%	97.5%	1,322	1,265
Dallas	378	96.6%	95.2%	1,343	1,309
Jacksonville	301	96.3%	95.7%	1,160	1,119
Northern CA	381	97.9%	97.4%	1,734	1,610
Las Vegas	290	99.3%	98.3%	1,229	1,189
Columbus	284	97.9%	97.2%	1,099	1,072
Tucson	209	97.1%	95.7%	855	844
Southeast FL	122	88.5%	90.2%	1,634	1,589
Totals	5,780	96.7%	95.7%	$1,264	$1,216

(1) Average monthly rent for occupied properties was calculated as the average of the contracted monthly rent for all occupied properties as of December 31, 2016 and 2015, respectively, and reflects rent concessions amortized over the life of the related lease.

Results of Operations

The following are our results of operations for the years ended December 31, 2016, 2015, and 2014:

	Year Ended December 31,
(amounts in thousands except per share data)	2016	% of Revenue	2015	% of Revenue	2014	% of Revenue
Consolidated Income Statement Data
Total revenue	$126,635	100.0%	$113,694	100.0%	$77,930	100.0%
Property operating expenses:
Property operating and maintenance	23,393	18.5%	22,106	19.4%	17,274	22.2%
Real estate taxes	17,681	14.0%	15,847	13.9%	11,042	14.2%
Homeowners’ association fees	1,665	1.3%	1,912	1.7%	1,260	1.6%
Property management	10,895	8.6%	11,093	9.8%	9,401	12.1%
Total property operating expenses	$53,634	42.4%	$50,958	44.8%	$38,977	50.0%

Loss before other income (expense), income taxes and non-controlling interests	$(11,135)		$(14,415)		$(56,207)
Net loss	$(2,614)		$(9,952)		$(56,697)
Net loss attributable to common stockholders	$(2,563)		$(9,475)		$(56,654)
Net loss attributable to common shares - basic and diluted	$(0.07)		$(0.26)		$(1.49)
Net operating income (1)	$73,001		$62,905		$39,709

(1) Net operating income ("NOI") is a non-GAAP financial measure we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance as a REIT. A reconciliation of NOI to net loss prepared in accordance with GAAP is found in this Item 7 under the heading "Non-GAAP Financial Performance Measures".

The following are the results of operations for our Same-Home portfolio for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
(amounts in thousands)	2016	% of Revenue	2015	% of Revenue
Same-Home Properties Income Statement Data
Same-Home total revenue	$85,162	100.0%	$80,652	100.0%
Same-Home property operating expenses:
Property operating and maintenance	16,399	19.3%	16,249	20.1%
Real estate taxes	11,846	13.9%	11,079	13.7%
Homeowners' association fees	1,263	1.5%	1,516	1.9%
Property management	7,253	8.5%	7,785	9.7%
Same-Home property operating expenses	36,761	43.2%	36,629	45.4%
Same-Home net operating income (1)	$48,401		$44,023

(1) Same-Home net operating income ("Same-Home NOI") is a non-GAAP financial measure we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance as a REIT. We believe Same-Home NOI is a useful measure of performance because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio. See "Same-Home Properties" section above for information as to how we define our Same-Home property portfolio. A reconciliation of Same-Home NOI to net loss prepared in accordance with GAAP is found in this Item 7 under the heading "Non-GAAP Financial Performance Measures".

Comparison of the Year Ended December 31, 2016 and the Year Ended December 31, 2015

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

Total revenue increased $12.9 million, or 11.4%, in 2016 over the prior year. We owned 8,749 leased properties as of December 31, 2016 as compared to 8,645 as of December 31, 2015 with aggregate occupancy rates of 96.7% and 95.8%, respectively. We achieved an average monthly rent for leased properties in our portfolio of $1,205 as of December 31, 2016 as compared to $1,167 as of December 31, 2015. We calculate average monthly rent for a period as the average of the contracted monthly rent for all occupied properties as of the end of such period, net of the concessions amortized over the life of the related lease. The increase in revenue for the year ended December 31, 2016 over the prior year was primarily due to an increase in the number of occupied homes during the period driven by consummation of the Portfolio Acquisition on April 1, 2015 and to a lesser extent increases in our rental rates and occupancy rate.

Total revenue from Same-Home properties increased $4.5 million, or 5.6%, in the year ended December 31, 2016, compared to the prior year. This increase was due primarily to the increases in average monthly rent and aggregate occupancy. Average monthly rent for occupied properties in our Same-Home portfolio increased to $1,264 as of December 31, 2016 compared to $1,216 as of December 31, 2015. The average rent for the Same-Home portfolio is higher than our aggregate portfolio due to property mix as a result of the Portfolio Acquisition. Same-Home occupancy increased to 96.7% as of December 31, 2016 compared to 95.7% as of December 31, 2015.

Expenses

Property Operating Expenses. Property operating expenses include property operating and maintenance, real estate taxes, homeowners' association fees, and property management. Included in property operating and maintenance are repairs and maintenance, expenses associated with resident turnover, property insurance, bad debt and utilities and landscape maintenance on market ready properties not occupied. Real estate taxes are expensed once a property is placed in service. As of

December 31, 2016, we internally managed 94.5% of our portfolio, which represented all of our markets other than Las Vegas and Tucson, where we use third-party managers.

Property operating expenses for the entire portfolio increased $2.7 million, or 5.3% in the year ended December 31, 2016 over the prior year primarily as a result of the significant increase in the number of properties owned and in-service during the year ended December 31, 2016 due to the Portfolio Acquisition and the resulting increases in expenses for turnover, repairs and maintenance and real estate taxes. Property management decreased in the year ended December 31, 2016 over the prior year due to efficiencies realized from cost saving measures. As a percentage of revenue, property operating expenses decreased 2.5 percentage points in the year ended December 31, 2016 over the prior year primarily due to revenue growth as well as efficiencies of scale reflected in our property management expense calculated as a percentage of revenue.

Property operating expenses for the Same-Home properties increased $0.1 million, or 0.4% during the year ended December 31, 2016 primarily as a result of an increase in real estate taxes partially offset by a decrease in property management due to efficiencies realized from cost savings measures. As a percentage of total revenue, property operating expenses for the Same-Home properties decreased to 43.2% for the year ended December 31, 2016 from 45.4% for the year ended December 31, 2015.

Depreciation and Amortization. Depreciation and amortization includes depreciation on real estate assets placed in-service and amortization of deferred lease fees and in-place leases. Depreciation and amortization increased $2.1 million, or 6.0%, in 2016 compared to the prior year, primarily as a result of the significant increase in the number of properties owned and in-service in 2016 compared to 2015 primarily due to the consummation of the Portfolio Acquisition on April 1, 2015.

Portfolio Acquisition Expense. Portfolio acquisition expense represents transaction costs incurred when acquiring properties that meet the definition of a business under the guidance codified in Codification Topic, Business Combinations
("ASC 805"), which must be expensed when incurred rather than capitalized into the basis of each property.

We incurred $0.5 million in portfolio acquisition expense in the year ended December 31, 2016 as compared to $2.1 million during the year ended December 31, 2015. We purchased 343 properties during the year ended December 31, 2016 as compared to the 2,461 properties acquired in the Portfolio Acquisition during 2015. We anticipate this expense to fluctuate from year to year as our preference toward portfolio acquisitions is inherently less predictable than other forms of acquisitions.

General and Administrative. General and administrative includes those costs related to being a public company and other expenses associated with our corporate and administrative functions. General and administrative expense decreased $1.5 million in 2016 compared to the prior year primarily due to expense management.

Share-Based Compensation. Share-based compensation expense includes costs associated with our restricted stock awards to our board of directors and certain employees and our performance stock unit awards to certain members of management which are described in Note 6 of the consolidated financial statements included with this Annual Report on Form 10-K.

Severance and other. Severance and other consists primarily of executive severance and related costs for certain employees that have departed.

Interest Expense. Interest expense includes interest incurred on the outstanding balance of our debt, an unused line fee on the undrawn amount of the revolving credit facility, debt service costs, amortization of deferred financing fees, net of certain amounts capitalized for properties undergoing renovation activities, interest expense associated with the interest rate swap transactions and interest rate cap accretion. The following table presents total interest expense for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Gross interest expense (1)	$20,604	$16,634
Amortization of discount on Securitization Loan	301	301
Amortization and write-off of deferred financing costs (2)	4,597	4,494
Other interest (3)	611	157
Capitalized interest (4)	—	(311)
Total interest expense	$26,113	$21,275

(1) Includes the Securitization Loan's monthly servicing fees.
(2) For 2015, excludes deferred financing fees written-off in conjunction with the paydown of the Securitization Loan related to the sale of the Houston portfolio (see Note 5 of the consolidated financial statements included with this Annual Report on Form 10-K).
(3) Includes monitoring service fees and interest related to our designated derivative financial instruments (see Note 11 of the consolidated financial statements included with this Annual Report on Form 10-K).
(4) We capitalized interest for properties undergoing renovation activities and purchased subsequent to obtaining debt in May 2013.

Interest expense increased $4.8 million during the year ended December 31, 2016 as compared to the prior year primarily attributed to a higher average outstanding balance of debt in the revolving credit facility related to financing the Portfolio Acquisition in April 2015, as well as other acquisitions purchased during 2016, in addition to higher average interest rates and an increase in losses reclassified from accumulated other comprehensive income (loss) into earnings associated with our designated interest rate cap agreements.

Impairment of Real Estate. We evaluate long-lived assets for indicators of impairment periodically or whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable. Upon identification as held for sale, a property is subject to an impairment test and an impairment is immediately recognized when the fair market value, less costs to sell, is less than the carrying amount of the asset. For the years ended December 31, 2016 and 2015, we recognized impairment charges of $1.1 million and $0.1 million, respectively, due to mix of properties identified for sale, predominantly in the Southeast Florida market.

Total Other Income (Expense). Total other income (expense) consists of activities related to our sales of investments in real estate as well as adjustments for derivative financial instruments, net. Total other income was $9.5 million and $3.7 million for the years ended December 31, 2016 and 2015, respectively. The increase in other income is primarily due to the net gain on disposition of real estate related to our Southeast Florida and Southern California markets along with certain other properties.

Income Tax (Expense) Benefit, Net. We intend to operate and to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and intend to comply with the requirements of the Code relating to REITs. We have TRSs where certain investments may be made and activities conducted that may have otherwise been subject to the prohibited transactions tax and may not be favorably treated for purposes of complying with the various requirements for REIT qualification. The income and losses within the TRSs are subject to federal, state, and local income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

We recognized income tax expense of $1.0 million during the year ended December 31, 2016, which was primarily related to the income taxes on net gain on disposition of real estate in the TRS entities. We recognized a net income tax benefit of $0.8 million during the year ended December 31, 2015 which was primarily related to the reversal of a net deferred tax asset valuation allowance in 2015. Prior to 2015, our TRS had a history of losses and, as a result, had historically recognized a valuation allowance for net deferred tax assets. Each quarter, we evaluate the need to retain all or a portion of the valuation allowance on our net deferred tax assets. In the fourth quarter of 2015, we determined that it was more likely than not that the deferred tax assets, including any remaining net operating losses will be realized in certain TRS entities. In making this determination, we analyzed, among other things, our recent history of earnings, forecasts of future earnings from sales of depreciable property, and our cumulative earnings for the last year.

Comparison of the Year Ended December 31, 2015 and the Year Ended December 31, 2014

Revenue

Total revenue increased $35.8 million or 45.9% during 2015 over the prior year. This increase was primarily related to the Portfolio Acquisition and our increased aggregate occupancy, which increased to 95.8% as of December 31, 2015 from 85.7% as of December 31, 2014. We owned 8,645 leased properties as of December 31, 2015 as compared to 5,812 as of December 31, 2014. We achieved an average monthly rent for leased properties in our portfolio of $1,167 as compared to $1,194 as of December 31, 2014, primarily as a result of changes to portfolio mix. Excluding the Portfolio Acquisition, our average monthly rent increased 3.1% over the prior year period due to increases achieved on renewal and re-lease offset minimally by changes to portfolio mix.

Expenses

Property Operating Expenses. Property operating expenses increased $12.0 million or 30.7% in 2015 over the prior year. The increase in property operating expenses was attributable to the significant increase in the number of properties owned and in-service in 2015 as compared to 2014 and the resulting increases in resident turnover, repairs and maintenance, real estate taxes, homeowners' association fees and property management. Property operating expense as a percentage of revenue decreased to 44.8% in 2015 from 50.0% in 2014. This decrease as a percentage of revenue is primarily attributable to an increase in revenue due to the Portfolio Acquisition as well as changes in our property management as a result of the Internalization.

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

Interest Expense. Interest expense included interest incurred on the outstanding balance of our debt, an unused line fee on the undrawn amount of the revolving credit facility, debt service costs, and amortization of deferred financing fees, net of certain amounts capitalized for properties undergoing renovation activities. Interest expense increased $9.7 million, or 83.6%, in 2015 compared to the prior year. The change is primarily attributable to a higher average outstanding balance of debt and amortization of additional financing fees incurred in the securitization transaction for the entire year of 2015 and the credit facility upsize.

Impairment of Real Estate. For the years ended December 31, 2015 and 2014, we recognized impairment charges of $0.1 million and $0.6 million. The change is primarily due to the mix of properties identified as held for sale. The majority of the properties sold during 2015 were either from our Houston, TX or Southern California markets or those acquired in the Portfolio Acquisition.

Total Other Income (Expense). Total other income (expense) was $3.7 million and $(0.5) million for the years ended December 31, 2015 and 2014, respectively. The increase in other income is primarily related to the net gain on disposition of real estate related to the sale of our Houston portfolio along with certain other properties. In addition, during 2014 we recorded $0.5 million in adjustments for derivative instruments, net pertaining to ineffectiveness on the revolving credit facility interest rate cap agreements upon entering into the securitization transaction in 2014.

Income Tax (Expense) Benefit, Net. We recognized an income tax benefit of $0.8 million during the year ended December 31, 2015. Prior to 2015, our TRS had a history of losses and, as a result, had historically recognized a valuation allowance for net deferred tax assets. Each quarter, we evaluate the need to retain all or a portion of the valuation allowance on our net deferred tax assets. In the fourth quarter of 2015, we determined that it was more likely than not that the deferred tax assets, including any remaining net operating losses will be realized in certain TRS entities. As such, we recorded a reversal of the net deferred tax asset valuation allowance in 2015. In making this determination, we analyzed, among other things, our recent history of earnings, forecasts of future earnings from sales of depreciable property, and our cumulative earnings for the last year.

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

For acquisitions that do not qualify as an asset acquisition, we evaluate the acquisition to determine if it qualifies as a business combination. For acquired properties where we have determined that the property has a resident with an existing lease in place, we account for the acquisition as a business combination. For acquisitions that qualify as a business combination, we (1) expense the acquisition costs in the period in which the costs were incurred and (2) assign the cost of the property among land, building and in-place lease intangibles, if any, based on their fair value. The fair values of acquired in-place lease intangibles are typically less than one-year and are based on costs to execute similar leases including commissions and other related costs. The in-place lease intangible is amortized over the life of the remaining lease.

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

For long-lived assets to be disposed of, an impairment loss is recognized when the estimated fair value of the asset, less the estimated cost to sell, is less than the carrying amount of the asset at the time we have determined to sell the asset. Long-lived assets held for sale and their related liabilities are separately reported, with the long-lived assets reported at the lower of their carrying amount or their estimated fair value, less their costs to sell. Assets held for sale are not depreciated nor are they included in our operating metrics at period end.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist primarily of trade payables, renovation and stabilization liabilities, real estate taxes and homeowners' association fees as of the end of the respective periods presented. We accrue for real estate taxes and homeowners' association fees based on amounts billed, and, in some circumstances, estimates and historical trends when bills or assessments are not available. If these estimates are not correct, the timing and amount of expenses recorded could be incorrect. Accounts payable and accrued expenses also consist of contingent loss accruals, if any, when they are both probable and estimable. When it is reasonably possible that a significant contingent loss has occurred, we disclose the nature of the potential loss and, if estimable, a range of exposure.

Income Taxes

We have elected to be taxed as a REIT under Section 856 to 860 of the Code which commenced with our taxable year ended December 31, 2012. We believe we have operated and intend to continue to operate in a manner that will allow us to satisfy requirements for qualification as a REIT. As long as we qualify as a REIT, we do not generally expect to pay U.S. federal corporate income taxes. Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to U.S. federal, state and local income taxes on REIT taxable income. Refer to Note 4 of the consolidated financial statements for further description of our income taxes.

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

As required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, we record all derivatives in the consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply hedge accounting. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value is recorded directly in adjustments for derivative instruments, net in our consolidated statements of operations.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance on revenue recognition and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, most industry-specific guidance and some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The new standard specifically excludes lease revenue, but will apply to other revenue real estate sales. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance will be effective for annual reporting periods beginning on January 1, 2018, and for interim periods within those annual periods. We can elect to adopt guidance using the full retrospective approach or the modified retrospective approach. Early adoption of this standard is only allowed as of the original effective date, annual periods beginning after December 15, 2016. We are currently evaluating the method of adoption and the impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, a new lease standard which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). Under ASU 2016-02, lessor accounting will be substantially similar to the current model, but aligned with certain changes to the lessee model and ASU 2014-09. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. Our rental revenue is primarily generated from short-term operating leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard is expected to impact our consolidated financial statements as we have operating office lease arrangements for which we are the lessee. The new standard will be effective beginning on January 1, 2019, with early adoption permitted. The new standard must be adopted using a modified retrospective transition, requiring application of the new guidance at the beginning of the earliest comparative period presented and provides for certain practical expedients. We are currently evaluating the impact the adoption will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU include multiple provisions intended to simplify various aspects of the accounting for share-based payments. The guidance will be effective for annual reporting periods beginning after December 15, 2016, and for interim reporting periods within those annual periods, with early adoption permitted. We do not anticipate the adoption of this ASU will have a material impact on our consolidated financial statements and we have adopted as of January 1, 2017.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and cash payments should be presented and classified on the statement of cash flows. The guidance will be effective for annual periods beginning after December 15, 2017 and interim periods within that reporting period. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, Restricted Cash, which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The guidance will be effective for annual periods beginning after December 15, 2017 and interim periods within that reporting period. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations, Clarifying the Definition of a Business, which amends the guidance in ASC 805 to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance will be effective for annual periods beginning after December 15, 2017 and interim periods within that reporting period. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

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

Our liquidity and capital resources as of December 31, 2016 consisted of cash of $52.3 million and escrow deposits of $16.9 million, including cash held in reserve at financial institutions as required by our debt agreements of $14.8 million.

We believe our cash flows from operations together with current cash will be sufficient to fund the anticipated needs of our operations, including the acquisition and renovation of certain properties in 2017. We may also opportunistically utilize the capital markets to raise additional capital, including through the issuance of debt and equity securities (including the issuance of common units in the Operating Partnership) and securitizations in the future, but there can be no assurance that we will be able to access adequate liquidity sources on favorable terms or at all.

Securitization Loan

On August 12, 2014, we completed a securitization transaction (the "Securitization Transaction") in which a newly formed special purpose entity (the "Borrower") entered into a loan with a third-party lender for $312.7 million represented by a promissory note (the "Securitization Loan"). The Borrower is wholly owned by another special purpose entity (the "Equity Owner"), and the Equity Owner is wholly-owned by the Operating Partnership. The Borrower and Equity Owner are separate legal entities, but continue to be reported on our consolidated financial statements.

During the years ended December 31, 2016 and 2015, we paid down $1.5 million and $7.1 million, respectively, on the Securitization Loan to effect the release of certain properties from the first priority mortgages securing the Securitization Loan, including certain properties sold in the Southeast Florida and the Houston, TX markets.

The Securitization Loan had an initial term of two years with three, 12-month extension options, resulting in a fully extended maturity date of September 9, 2019 and provides for monthly payments at a blended rate equal to the one-month LIBOR plus 1.84% and a monthly servicing fee of 0.1355% (excluding the amortization of the original issue discount and deferred financing costs). The Securitization Loan has a blended effective rate of one-month LIBOR plus 1.95%, including the amortization of the original issue discount, plus monthly servicing fees of 0.1355%. The Securitization Loan was issued at a discount of $1.5 million, which will be accreted and recognized to interest expense through the fully extended maturity date of September 9, 2019. During the year ended December 31, 2016, we executed the first 12-month extension option.

As part of the Securitization Transaction, the Securitization Loan (including the related promissory note) was transferred by the third-party lender to one of our subsidiaries and subsequently deposited into a REMIC trust in exchange for pass-through certificates. The pass-through certificates represent the entire beneficial interest in the trust and were sold to investors in a private offering through the placement agents retained for the transaction for gross proceeds of $311.2 million, net of the original issue discount of $1.5 million.

All amounts outstanding under the Securitization Loan are secured by first priority mortgages on the Securitization Properties, a pool of 2,975 properties excluding properties recorded as held for sale, in addition to the equity interests in, and certain assets of, the Borrower. The amounts outstanding under the Securitization Loan and certain obligations contained therein are guaranteed by the Operating Partnership only in the case of certain bad acts (including bankruptcy) as outlined in the transaction documents.

The Securitization Loan does not contractually restrict our ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. The Securitization Loan documents require us to maintain certain covenants, including a minimum debt yield on the Securitization Properties, and contain customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, and cross-default with certain other indebtedness. We believe we were in compliance with all financial covenants under the Securitization Loan as of December 31, 2016.

We used proceeds of the Securitization Loan to pay down the full balance of our revolving credit facility at closing and the remaining proceeds were used for working capital and other corporate purposes, including the acquisition, financing and renovation of properties and the repurchase of common stock. Simultaneously, we reduced the size of our revolving credit facility from $350.0 million to $200.0 million (which has subsequently been amended as discussed below). As a result, we wrote off $1.1 million of deferred financing fees and reclassified $0.5 million from accumulated other comprehensive income (loss) to adjustments for derivative instruments, net due to hedge ineffectiveness in the associated credit facility interest rate cap agreements during the third quarter of 2014.

Revolving Credit Facility

Certain of our subsidiaries have a revolving credit facility with a syndicate of banks. On February 18, 2015, we amended and restated the revolving credit facility to increase the borrowing capacity to $400.0 million from $200.0 million and subsequently amended the revolving credit facility to address certain interest calculation mechanics. As amended, the revolving credit facility bears interest at a varying rate of three-month LIBOR plus 3.0% subject to a LIBOR floor of 0.0%, payable monthly. Prior to the amendment, the revolving credit facility bore interest at a varying rate of LIBOR plus 3.5% subject to a LIBOR floor of 0.5%. We are also required to pay a monthly fee on the unused portion of the revolving credit facility at a rate of 0.5% per annum, when the balance outstanding is less than $200.0 million or 0.3% per annum when the balance outstanding is equal or greater than $200.0 million. As part of the amendment, the term on the revolving credit facility was extended to February 18, 2018 and the advance rate for borrowings was increased to 65% from 55%. The advance rate is based on the aggregate value of the eligible properties which value is calculated as the lesser of (a) the third-party broker price opinion value or (b) the original purchase price plus certain renovation and other capitalized costs of the properties. We used the revolving credit facility to fund the Portfolio Acquisition in 2015 and other acquisitions of properties in 2016. The remaining proceeds were used for working capital and other corporate purposes, including the acquisition, financing and renovation of properties. At December 31, 2016, there was $352.8 million outstanding under the facility. The revolving period ended on February 18, 2017, and we are no longer able to draw additional amounts under the revolving credit facility.

All amounts outstanding under the revolving credit facility are collateralized by the equity interests and assets of certain of our subsidiaries ("Pledged Subsidiaries"), which exclude the owners of the Securitization Properties. The amounts outstanding under the revolving credit facility and certain obligations contained therein are guaranteed by Silver Bay Realty Trust Corp. and the Operating Partnership only in the case of certain bad acts (including bankruptcy) and up to $20.0 million for completion of certain property renovations, as outlined in the credit documents. As of December 31, 2016, there were approximately 5,840 properties pledged as collateral under the revolving credit facility, excluding properties recorded as held for sale.

The revolving credit facility does not contractually restrict our ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. For example, beginning on August 18, 2017, pursuant to a recent amendment, all net cash generated by the properties in the Pledged Subsidiaries (after paying associated property-level expenses) is directed towards principal repayment rather than being distributed to us. The revolving credit facility agreement requires us to meet certain quarterly financial tests pertaining to net worth, total liquidity, debt yield, and debt service coverage ratios and contain customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness. We must maintain total liquidity of $25.0 million and a net worth of at least $125.0 million, as determined in accordance with our revolving credit facility. We believe we were in compliance with all financial covenants under the revolving credit facility as of December 31, 2016.

Derivative Financial Instruments

Our objective in using derivative instruments is to manage our exposure to interest rate movements impacting interest expense on our borrowings. We use interest rate cap agreements and interest rate swap transactions to hedge the variable cash flows associated with our existing variable-rate loans and revolving credit facilities (see Note 5 and Note 11 to the accompanying consolidated financial statements for a detailed description of our hedging derivatives).

Operating Activities

Net cash provided by operating activities during 2016 was $32.2 million compared to net cash provided by operating activities of $31.1 million and $8.7 million during 2015 and 2014, respectively. Our operating cash flows during 2016 were primarily due to our experiencing the increased cash flow from the Portfolio Acquisition for the full year ended December 31, 2016 as compared to just nine months during the same period in 2015. Our increase in operating cash flows during 2015 over 2014 were driven by an increase in our portfolio of cash-generating properties and a decrease in cash on deposit with certain third-party property managers as we internalized property management across our portfolio.

Investing Activities

Our net cash related to investing activities is generally used to fund acquisitions and capital expenditures and is offset by proceeds from the disposition of real estate. Net cash used in investing activities during 2016 of $0.5 million was primarily driven by the acquisition and disposition of properties. We used $44.0 million for property acquisitions and another $14.5 million on capital improvements, of which $6.9 million was attributable to our initial renovation of properties, which includes properties purchased in a bulk purchase that have been renovated for the first time, and $7.6 million was attributable to capital improvements made to properties that had been previously renovated. In addition, we received $58.1 million in proceeds from the sale of real estate, primarily due to the sale of properties in Southeast Florida and Southern California.

The average renovation cost per property was approximately $26,200 or 23% of the average purchase price for all properties placed in service since our Predecessor commenced operations through December 31, 2016, including properties acquired with an in-place lease but excluding (i) properties acquired from entities managed by Provident, (ii) properties acquired in the Portfolio Acquisition and (iii) properties purchased in 2016 through portfolio transactions. These renovation costs included capitalized expenditures for renovations, property taxes, homeowners' association dues, interest, property insurance, costs required to gain possession of the property and other capitalized expenditures until the property is ready for its intended use.

Cash used in investing activities in 2015 was $268.8 million and was largely driven by the Portfolio Acquisition. We used $273.3 million for property acquisitions and another $25.7 million on capital improvements, of which $17.5 million was attributable to our initial renovation of properties, which includes properties purchased in a bulk purchase which have been renovated for the first time, and $8.2 million was attributable to capital improvements made to properties that had been previously renovated. In addition, we received $29.2 million in proceeds from the sale of real estate, primarily due to the sale of our Houston portfolio and certain other properties.

Cash used in investing activities in 2014 was $166.9 million and was primarily the result of us executing our acquisition and renovation strategies on newly acquired properties. In 2014, we used $136.0 million for property acquisitions and $37.8 million on capital improvements, of which $32.2 million was attributable to our initial renovation of properties, which includes properties purchased in a bulk purchase which have been renovated for the first time, and $5.6 million was attributable to capital improvements made to properties that had been previously renovated.

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

Financing Activities

Our net cash related to financing activities is generally affected by any borrowings and capital activities net of any dividends and distributions paid to our common stockholders and non-controlling interests. Net cash used in financing activities during 2016 was $8.5 million and was attributable to payments on the revolving credit facility of $21.5 million, dividends paid of $19.7 million, repurchases and retirement of our common stock of $11.8 million and repayment of our Securitization Loan of $1.5 million, partially offset by draws on the revolving credit facility of $47.8 million, used mostly to fund the acquisition of properties. The repayments on both our revolving credit facility and our Securitization Loan were primarily to effect the release of certain properties which were sold.

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

Cash provided by financing activities in 2014 was $164.3 million and was primarily attributable to the proceeds from the Securitization Loan of $311.2 million and $137.8 million in proceeds from our revolving credit facility, reduced by repayments on our revolving credit facility of $235.5 million, repurchases of our common stock of $31.5 million, deferred financing costs of $12.3 million and dividends paid of $4.3 million. We used the proceeds from our Securitization Transaction to pay down our revolving credit facility, repurchase common stock, invest in residential properties and for other general corporate purposes.

Payment Obligations

We have an obligation to pay dividends on our outstanding 10% cumulative redeemable preferred stock with a $1.0 million aggregate liquidation preference in preference to dividends paid on our common stock. We declared $0.1 million in preferred dividends during 2016.

We have elected to be treated as a REIT for U.S. federal income tax purposes. As a REIT, under U.S. federal income tax law we are required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income. Subject to the requirements of the Maryland General Corporation Law, we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our board of directors. On December 20, 2016, our board of directors declared $4.6 million in common stock dividends and $0.3 million in distributions on the common units, which were paid on January 13, 2017.

The 2,231,511 common units issued by the Operating Partnership in connection with the Internalization may be redeemed for cash or, at our election, a number of our common shares on a one-for-one basis. To the extent that we redeem the common units for cash, our liquidity will decrease. As of December 31, 2016, none of the common units had been redeemed.

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

Aggregate Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from certain contractual obligations, as of December 31, 2016:

(in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years
Purchase obligations	$4,279	$4,268	$11	$—	$—
Long-term debt obligations (1)	695,744	22,716	673,028	—	—
Operating lease obligations (2)	1,878	574	805	499	—
Total	$701,901	$27,558	$673,844	$499	$—

(1)
Includes estimated interest payments on the respective debt and derivative agreements based on amounts outstanding as of December 31, 2016 and rates in effect as of such date. The revolving credit facility has a maturity date of February 18, 2018. The Securitization Loan had an initial maturity date of September 9, 2016 and three, 12-month extension options, of which the first 12-month extension has been exercised, resulting in a fully extended maturity date of September 9, 2019; this analysis assumes our exercise of the three extension options, which is management's intent.

(2)	Includes operating leases for corporate and market offices.

Non-GAAP Financial Performance Measures

In addition to our net loss which is presented in accordance with GAAP, we also present certain supplemental non- GAAP performance measures. These measures are not to be considered more relevant or accurate than the performance measures presented in accordance with GAAP. In compliance with applicable rules of the Securities and Exchange Commission ("SEC"), our non-GAAP measures are reconciled to net loss, the most directly comparable GAAP performance measure. As with other non-GAAP performance measures, neither the SEC nor any other regulatory body has passed judgment on these non-GAAP performance measures.

Net Operating Income and Same-Home Net Operating Income

We define net operating income ("NOI") as total revenue less property operating and maintenance, real estate taxes, homeowners’ association fees, and property management expenses. NOI excludes depreciation and amortization, the former advisory management fees, management internalization, portfolio acquisition expense, general and administrative expenses, share-based compensation, severance and other, interest expense, impairment of real estate, net gain on disposition of real estate, adjustments for derivative instruments, net, income tax expense (benefit), net and other non-comparable items as applicable. Additionally, NOI excludes certain property management add backs, such as the former 5% property management fee payable prior to the Internalization because it more closely represents additional advisory management fee, expensed acquisition fees and costs, and certain other property management costs.

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

The following is a reconciliation of our NOI and Same-Home NOI to net loss as determined in accordance with GAAP for the years indicated (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Net loss	$(2,614)	$(9,952)	$(56,697)	$(24,550)	$(5,521)
Depreciation and amortization	37,291	35,189	25,623	20,235	2,106
Advisory management fee - affiliates	—	—	6,621	9,775	2,159
Management internalization	—	—	39,373	—	—
Portfolio acquisition expense	526	2,064	—	—	—
General and administrative	14,457	15,915	10,334	6,834	843
Share-based compensation	2,667	2,613	1,022	927	38
Severance and other	1,977	—	—	—	—
Interest expense	26,113	21,275	11,586	2,911	—
Impairment of real estate	1,105	95	601	792	—
Net gain on disposition of real estate	(10,657)	(4,044)	(174)	(114)	—
Adjustments for derivative instruments, net	(44)	51	480	—	—
Other expense	1,211	288	184	606	—
Income tax expense (benefit), net	969	(758)	—	—	—
Property operating and maintenance add back:
Market ready costs prior to initial lease and other	—	169	278	—	—
Property management add backs	—	—	478	2,456	10
NOI	73,001	62,905	$39,709	$19,872	$(365)
Less non-Same-Home
Total revenue	(41,473)	(33,042)
Property operating expenses	16,873	14,160
Same-Home NOI	$48,401	$44,023

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

Funds From Operations and Core Funds From Operations

Funds From Operations ("FFO") is a non-GAAP financial measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss), computed in accordance with GAAP, excluding gains or losses from sales of, and impairment losses recognized with respect to, depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated on the same basis to determine FFO. In addition, we have adjusted net income (loss) for the income tax expense (benefit) on disposition of real estate.

Core Funds From Operations ("Core FFO") is a non-GAAP financial measure that we use as a supplemental measure of our performance. We believe that Core FFO is further helpful to investors as it provides a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We adjust FFO for expensed acquisition fees and costs, certain fees and expenses related to our Securitization Transaction, share-based compensation, severance and other, write-offs of expenses associated with changes in our debt structure, adjustments for derivative instruments, net, and certain other non-cash or non-comparable costs to arrive at Core FFO.

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

FFO and Core FFO are calculated on a gross basis and as such, do not reflect adjustments for the non-controlling interests - Operating Partnership.
The following table sets forth a reconciliation of our net loss as determined in accordance with GAAP and our calculations of FFO and Core FFO for the years ended December 31, 2016, 2015, 2014, 2013 and 2012. Also presented is information regarding the weighted-average number of shares of our common stock and common units of the Operating Partnership outstanding and the effect of dilutive securities attributable to certain performance-based stock awards used for the computation of FFO and Core FFO per share (amounts in thousands, except share and per-share amounts):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Net loss (1)	$(2,614)	$(9,952)	$(56,697)	$(24,550)	$(5,521)
Depreciation and amortization	37,291	35,189	25,623	20,235	2,106
Net gain on disposition of real estate	(10,657)	(4,044)	(174)	(114)	—
Impairment on real estate assets	1,105	95	601	792	—
Income tax expense (benefit) on disposition of real estate	623	(941)	—	—	—
Other (income) expense	—	(285)	130	—	—
FFO	25,748	20,062	(30,517)	(3,637)	(3,415)

Adjustments:
Portfolio acquisition expense (2)	526	2,064	—	—	—
Acquisition fees and costs expensed (3)	—	—	815	834	—
Securitization fees and costs expensed (4)	—	—	801	—	—
Share-based compensation	2,667	2,613	1,022	927	38
Severance and other	1,977	—	—	—	—
Market ready costs prior to initial lease and other	—	169	278	—	—
System implementation costs	—	—	139	971	—
Management internalization (1)	—	—	39,373	—	—
Write-off of deferred financing fees	—	31	1,058	—	—
Adjustments for derivative instruments, net	(44)	51	480	—	—
Amortization of discount on securitization loan	301	301	116	—	—

Other expense (5)	—	114	—	—	—
Core FFO	$31,175	$25,405	$13,565	$(905)	$(3,377)

FFO	$25,748	$20,062	$(30,517)	$(3,637)	$(3,415)
Preferred stock distributions	(100)	(100)	(100)	(100)	(3)
FFO available to common shares and units	$25,648	$19,962	$(30,617)	$(3,737)	$(3,418)

Core FFO	$31,175	$25,405	$13,565	$(905)	$(3,377)
Preferred stock distributions	(100)	(100)	(100)	(100)	(3)
Core FFO available to common shares and units	$31,075	$25,305	$13,465	$(1,005)	$(3,380)

Weighted average common shares and units outstanding (6) (7)	37,891,605	38,441,510	38,688,548	39,101,378	37,355,672
FFO per share	$0.68	$0.52	$(0.79)	$(0.10)	$(0.09)
Core FFO per share	$0.82	$0.66	$0.35	$(0.03)	$(0.09)

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

(3)	Includes a one-time expense reflected in general and administrative expense during the year ended December 31, 2014 to acquire the former Tampa third-party property manager.

(4)	Represents non-capitalizable costs related to our Securitization Transaction for personnel and other matters.

(5)	Non-comparable costs from prior periods.

(6)	Represents the weighted average of common shares and common units in the Operating Partnership outstanding for the periods presented.

(7)	Includes the effect of dilutive securities attributable to certain stock based awards meeting market conditions during the year ended December 31, 2016.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Our future revenue, cash flows and fair values relevant to certain financial instruments are dependent upon prevailing market interest rates. Our Securitization Loan and revolving credit facility have variable rates of interest. We are therefore most vulnerable to changes in short-term LIBOR interest rates, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control. To mitigate this risk, we use derivative financial instruments such as interest rate swaps and interest rate caps in an effort to reduce the variability of earnings caused by changes in the interest rates we pay on our debt. We do not use derivatives for trading or speculative purposes.

These derivative transactions are entered into solely for risk management purposes, not for investment purposes. When undertaken, these derivative instruments likely will expose us to certain risks such as price and interest rate fluctuations, timing risk, volatility risk, credit/counterparty risk and changes in market liquidity. Therefore, although we expect to transact in these derivative instruments purely for risk management, they may not adequately protect us from fluctuations in our financing rate obligations.

We currently borrow funds at variable rates using secured financings. As of December 31, 2016, we had recorded $656.3 million of variable rate debt outstanding, of which $296.0 million was effectively converted to fixed rate through swap contracts and $360.3 million was protected by interest rate caps. Assuming no change in the outstanding balance of our existing variable debt, if the weighted-average interest rate on this variable rate debt had been one percentage point higher the annual interest expense would have increased by $3.6 million. If the weighted-average interest rate on this variable rate debt had been one percentage point lower the annual interest expense would have decreased by $3.6 million. These changes in interest expense would have a direct impact on our future earnings. These amounts were determined by considering the impact of hypothetical interest rates on our debt. This analysis does not consider the effects of the changes in overall economic activity that could exist in such an environment and assumes no changes in our financial structure.

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

We have audited the accompanying consolidated balance sheets of Silver Bay Realty Trust Corp. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silver Bay Realty Trust Corp. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
February 28, 2017
Minneapolis, Minnesota

Silver Bay Realty Trust Corp.
Consolidated Balance Sheets
(amounts in thousands except share data)

	December 31, 2016	December 31, 2015
Assets
Investments in real estate:
Land and land improvements	$216,956	$220,110
Building and improvements	992,867	989,574
	1,209,823	1,209,684
Accumulated depreciation	(106,463)	(74,907)
Investments in real estate, net	1,103,360	1,134,777
Assets held for sale	16,543	11,184
Cash	52,279	29,028
Escrow deposits	16,858	15,472
Resident security deposits	12,992	12,521
Other assets	16,529	13,298
Total assets	$1,218,561	$1,216,280

Liabilities and Equity
Liabilities:
Revolving credit facility	$352,799	$326,472
Securitization loan, net	296,782	295,741
Accounts payable and accrued expenses	17,862	16,752
Resident prepaid rent and security deposits	15,237	14,462
Total liabilities	682,680	653,427
10% cumulative redeemable preferred stock at liquidation value, $0.01 par; 50,000,000 shares authorized, 1,000 shares issued and outstanding	1,000	1,000
Equity:
Stockholders’ equity:
Common stock $0.01 par; 450,000,000 shares authorized; 35,380,034 and 36,063,187, respectively, shares issued and outstanding	352	359
Additional paid-in capital	643,633	651,987
Accumulated other comprehensive income (loss)	2,841	(1,613)
Cumulative deficit	(143,679)	(121,620)
Total stockholders’ equity	503,147	529,113
Noncontrolling interests - Operating Partnership	31,734	32,740
Total equity	534,881	561,853
Total liabilities and equity	$1,218,561	$1,216,280

See accompanying notes to the consolidated financial statements.

Silver Bay Realty Trust Corp. Consolidated Statements of Operations and Comprehensive Income (Loss) (amounts in thousands except share data)
	Year Ended December 31,
	2016	2015	2014
Revenue:
Rental revenue	$123,544	$111,159	$75,910
Other revenue	3,091	2,535	2,020
Total revenue	126,635	113,694	77,930
Expenses:
Property operating and maintenance	23,393	22,106	17,274
Real estate taxes	17,681	15,847	11,042
Homeowners’ association fees	1,665	1,912	1,260
Property management	10,895	11,093	9,401
Depreciation and amortization	37,291	35,189	25,623
Advisory management fee - affiliates	—	—	6,621
Management internalization	—	—	39,373
Portfolio acquisition expense	526	2,064	—
General and administrative	14,457	15,915	10,334
Share-based compensation	2,667	2,613	1,022
Severance and other	1,977	—	—
Interest expense	26,113	21,275	11,586
Impairment of real estate	1,105	95	601
Total expenses	137,770	128,109	134,137
Loss before other income (expense), income taxes and non-controlling interests	(11,135)	(14,415)	(56,207)
Other income (expense):
Net gain on disposition of real estate	10,657	4,044	174
Adjustments for derivative instruments, net	44	(51)	(480)
Other expense	(1,211)	(288)	(184)
Total other income (expense)	9,490	3,705	(490)
Loss before income taxes and non-controlling interests	(1,645)	(10,710)	(56,697)
Income tax (expense) benefit, net	(969)	758	—
Net loss	(2,614)	(9,952)	(56,697)
Net loss attributable to noncontrolling interests - Operating Partnership	151	577	143
Net loss attributable to controlling interests	(2,463)	(9,375)	(56,554)
Preferred stock distributions	(100)	(100)	(100)
Net loss attributable to common stockholders	$(2,563)	$(9,475)	$(56,654)
Loss per share - basic and diluted (Note 9):
Net loss attributable to common shares	$(0.07)	$(0.26)	$(1.49)
Weighted average common shares outstanding	35,557,636	36,209,999	38,119,971
Comprehensive Income (Loss):
Net loss	$(2,614)	$(9,952)	$(56,697)
Other comprehensive income (loss):
Net change in fair value of cash flow hedges	4,147	(1,587)	(291)
Losses reclassified into earnings from other comprehensive income (loss)	307	60	481
Other comprehensive income (loss)	4,454	(1,527)	190
Comprehensive income (loss)	1,840	(11,479)	(56,507)
Comprehensive (income) loss attributable to noncontrolling interests- Operating Partnership	(109)	669	143
Comprehensive income (loss) attributable to controlling interests	$1,731	$(10,810)	$(56,364)

See accompanying notes to the consolidated financial statements.

Silver Bay Realty Trust Corp.
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2016, 2015 and 2014
(amounts in thousands except share data)

	Common Stock
	Shares	Par Value Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Cumulative Deficit	Total Stockholders’ Equity	Noncontrolling Interests - Operating Partnership	Total Equity
Balance at January 1, 2014	38,561,468	$385	$689,646	$(276)	$(31,795)	$657,960	$—	$657,960
Non-cash equity awards, net	68,062	—	1,002	—	—	1,002	—	1,002
Repurchase and retirement of common stock	(1,917,836)	(19)	(31,470)	—	—	(31,489)	—	(31,489)
Dividends declared	—	—	—	—	(6,244)	(6,244)	—	(6,244)
Net loss	—	—	—	—	(56,554)	(56,554)	(143)	(56,697)
Issuance of common Operating Partnership units in connection with management internalization	—	—	—	—	—	—	36,173	36,173
Net change in fair value of cash flow hedges	—	—	—	(291)	—	(291)	—	(291)
Losses reclassified into earnings from other comprehensive income (loss)	—	—	—	481	—	481	—	481
Adjustment to noncontrolling interests - Operating Partnership	—	—	1,598	—	—	1,598	(1,598)	—
Balance at December 31, 2014	36,711,694	366	660,776	(86)	(94,593)	566,463	34,432	600,895
Non-cash equity awards, net	132,932	1	2,522	—	—	2,523	—	2,523
Repurchase and retirement of common stock	(781,439)	(8)	(12,426)	—	—	(12,434)	—	(12,434)
Dividends declared	—	—	—	—	(17,652)	(17,652)	—	(17,652)
Net loss	—	—	—	—	(9,375)	(9,375)	(577)	(9,952)
Net change in fair value of cash flow hedges	—	—	—	(1,587)	—	(1,587)	—	(1,587)
Losses reclassified into earnings from other comprehensive income (loss)	—	—	—	60	—	60	—	60
Adjustment to noncontrolling interests - Operating Partnership	—	—	1,115	—	—	1,115	(1,115)	—
Balance at December 31, 2015	36,063,187	359	651,987	(1,613)	(121,620)	529,113	32,740	561,853
Non-cash equity awards, net	132,089	1	2,576	—	—	2,577	—	2,577
Repurchase and retirement of common stock	(815,242)	(8)	(11,785)	—	—	(11,793)	—	(11,793)
Dividends declared	—	—	—	—	(19,596)	(19,596)	—	(19,596)
Net loss	—	—	—	—	(2,463)	(2,463)	(151)	(2,614)
Net change in fair value of cash flow hedges	—	—	—	4,147	—	4,147	—	4,147
Losses reclassified into earnings from other comprehensive income (loss)	—	—	—	307	—	307	—	307
Adjustment to noncontrolling interests - Operating Partnership	—	—	855	—	—	855	(855)	—
Balance at December 31, 2016	35,380,034	$352	$643,633	$2,841	$(143,679)	$503,147	$31,734	$534,881

See accompanying notes to the consolidated financial statements.

Silver Bay Realty Trust Corp. Consolidated Statements of Cash Flows (amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities:
Net loss	$(2,614)	$(9,952)	$(56,697)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,291	35,189	25,623
Non-cash management internalization	—	—	36,173
Non-cash share-based compensation	2,577	2,523	1,002
Losses reclassified into earnings from other comprehensive income (loss)	307	60	481
Amortization and write-off of deferred financing costs	4,597	4,668	3,613
Amortization of discount on securitization loan	301	301	116
Bad debt expense	1,002	1,426	671
Net gain on disposition of real estate	(10,657)	(4,044)	(174)
Income tax valuation allowance reversal	—	941	—
Impairment of real estate	1,105	95	601
Other	611	471	239
Net change in assets and liabilities:
Decrease in escrow cash for operating activities and debt reserves	467	3,766	5,062
Increase in other assets	(5,008)	(7,505)	(2,184)
Increase in accounts payable, accrued expenses, and prepaid rent	2,252	3,208	1,799
Decrease in related party payables, net	—	—	(7,611)
Net cash provided by operating activities	32,231	31,147	8,714
Cash Flows From Investing Activities:
Purchase of investments in real estate	(44,037)	(273,266)	(136,045)
Capital improvements of investments in real estate	(14,498)	(25,651)	(37,846)
(Increase) decrease in escrow cash for investing activities	(77)	972	(731)
Proceeds from disposition of real estate	58,149	29,223	5,979
Cash acquired in management internalization	—	—	2,069
Other	—	(43)	(295)
Net cash used in investing activities	(463)	(268,765)	(166,869)
Cash Flows From Financing Activities:
Proceeds from securitization loan	—	—	311,164
Payments on securitization loan	(1,514)	(7,085)	(615)
Proceeds from revolving credit facility	47,819	281,963	137,779
Payments on revolving credit facility	(21,493)	(22,587)	(235,508)
Deferred financing costs paid	(48)	(5,783)	(12,348)
Purchase of interest rate cap agreements	(30)	(2,250)	(393)
Change in interest rate swap collateral	(1,776)	—	—
Repurchase and retirement of common stock	(11,793)	(12,434)	(31,489)
Dividends paid	(19,682)	(15,032)	(4,298)
Net cash (used in) provided by financing activities	(8,517)	216,792	164,292
Net change in cash	23,251	(20,826)	6,137
Cash at beginning of period	29,028	49,854	43,717
Cash at end of period	$52,279	$29,028	$49,854

See accompanying notes to the consolidated financial statements.

Silver Bay Realty Trust Corp. Consolidated Statements of Cash Flows (amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$20,645	$15,974	$7,690
Cash paid for taxes	$227	$181	$—
Increase (decrease) in fair value of cash flow hedges	$4,147	$(1,587)	$(291)
Non-cash investing and financing activities:
Common stock and unit dividends declared, but not paid	$4,869	$4,978	$2,331
Interest rate swap contingent consideration	$1,184	$—	$—
Capital improvements in accounts payable	$442	$597	$1,950
Non-cash management internalization transaction:
Issuance of units to noncontrolling interests	$—	$—	$36,173
Other liabilities acquired in management internalization	—	—	(2,067)

See accompanying notes to the consolidated financial statements.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data and property counts)

Note 1.   Organization and Operations

Silver Bay Realty Trust Corp. ("Silver Bay" or the "Company"), is a Maryland corporation that focuses on the acquisition, renovation, leasing, and management of single-family properties in select markets in the United States.

As of December 31, 2016, the Company owned 9,044 single-family properties for rental purposes in Arizona, California, Florida, Georgia, Nevada, North Carolina, Ohio, South Carolina and Texas, excluding properties reflected as assets held for sale on its consolidated balance sheets.

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

In connection with the Offering, the Company restructured its ownership to conduct its business through a traditional umbrella partnership ("UPREIT structure") in which substantially all of its assets are held by, and its operations are conducted through, Silver Bay Operating Partnership L.P. (the "Operating Partnership"), a Delaware limited partnership. The Company's wholly owned subsidiary, Silver Bay Management LLC, is the sole general partner of the Operating Partnership. As of December 31, 2016, the Company owned, through a combination of direct and indirect interests, 94.1% of the partnership interests in the Operating Partnership.

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

During the year ended December 31, 2015, the Company acquired a portfolio of 2,461 properties (the "Acquired Properties") from The American Home Real Estate Investment Trust ("TAH"). The acquisition was substantially completed on April 1, 2015 with an aggregate purchase price of $263,000 (the "Portfolio Acquisition"). The Portfolio Acquisition was financed using proceeds obtained under the Company's revolving credit facility, which was amended and restated on February 18, 2015 to increase the borrowing capacity to $400,000 from $200,000. The properties acquired in the Portfolio Acquisition are primarily located in Atlanta, GA, Charlotte, NC, Tampa, FL, and Orlando, FL.

Note 2.   Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership and its consolidated subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). All intercompany balances and transactions have been eliminated in consolidation. The Company consolidates real estate partnerships and other entities that are not variable interest entities ("VIE") when it owns, directly or indirectly, a

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data and property counts)

majority voting interest in the entity or is otherwise able to control the entity. The Company consolidates VIEs in accordance with Accounting Standards Codification ("ASC") 810, Consolidation, if the primary beneficiary of the VIE as determined by its power to direct the VIEs activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. Ownership interests in certain consolidated subsidiaries of the Company held by outside parties are included in noncontrolling interest within the consolidated financial statements.

The Company adopted ASU 2015-02, Amendments to the Consolidation Analysis, during the quarter ended March 31, 2016. This guidance improved targeted areas of consolidation guidance by simplifying the consolidation evaluation process, and by placing more emphasis on risk of loss when determining a controlling financial interest. Based on its review and subsequent analysis of its legal entities structure, the Company concluded that the Operating Partnership is a VIE as the limited partners of the Operating Partnership do not have substantive kick-out rights. As the general partner and controlling owner of approximately 94.1% of the Operating Partnership with the power to direct its activities, the Company will continue to consolidate the Operating Partnership under this new guidance.

The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affects the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis. As of both December 31, 2016 and 2015 the Company had one VIE.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions regarding future events that may affect the reported amounts and disclosures in the financial statements. The Company’s estimates are inherently subjective in nature and actual results could differ from these estimates.

Reclassifications

Certain reclassifications have been made to amounts in prior period financial statements to conform to current period presentation. These reclassifications have not changed the previously reported results of operations or equity.

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
(amounts in thousands, except share and per share data and property counts)

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

Single-Family Properties Held for Sale and Discontinued Operations

Single-family properties are classified as held for sale when they meet the applicable GAAP criteria, including, but not limited to, being listed for sale and the home is in present condition for immediate sale, the existence of an active program to locate a buyer and the probable sale of the home within one year. Upon identification as held for sale, the property is subject to the Company’s impairment test and an impairment loss is immediately recognized when the estimated fair value, less costs to sell, is less than the carrying amount of the asset. The property is then marketed for sale and classified as held for sale in the consolidated financial statements. Depreciation ceases to be recorded upon designation of an asset as held for sale. As of December 31, 2016 and 2015, the Company had 104 and 98 single-family properties, respectively, classified as held for sale. These properties did not have material historical operating results under the Company's ownership. At December 31, 2016 and 2015, the Company had $16,543 and $11,184, respectively, of assets held for sale.

For the years ended December 31, 2016, 2015 and 2014, the Company recognized impairment charges of $1,105, $95 and $601, respectively, classified as impairment of real estate on the consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2016, 2015 and 2014, the Company recognized a net gain on sale of assets of $10,657, $4,044 and $174, respectively, classified as net gain on disposition of real estate on the consolidated statements of operations and comprehensive income (loss).

ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, defines a discontinued operation as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity's operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. The application of this guidance is prospective from the date of adoption and applies only to disposals (or new classifications to held for sale) that have not been reported as discontinued operations or held for sale in previously issued financial statements. The Company adopted ASU 2014-08 during the quarter ended March 31, 2015 and did not have any discontinued operations during the years ended December 31, 2016, 2015 and 2014.

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

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data and property counts)

Escrow Deposits

Escrow deposits primarily include cash held in reserve at financial institutions, as required by the Company's debt agreements described in Note 5. In addition, escrow deposits include money held at financial institutions for cash flow hedge collateral and refundable earnest money on deposit with certain third party property managers for property operating costs.

Deferred Lease Costs, Net

Direct and incremental costs incurred by the Company to lease properties are capitalized and amortized over the life of the lease and reflected as other assets on the consolidated balance sheets. Amortization of leasing costs is included in depreciation and amortization on the consolidated statements of operations and comprehensive income (loss).

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

At December 31, 2016 and 2015, the Company had $738 and $978 in gross rent receivables, respectively, and $89 and $164 in allowances for doubtful accounts, respectively, classified as other assets on the consolidated balance sheets.

For the years ended December 31, 2016, 2015 and 2014, the Company recognized $1,002, $1,426 and $671 in bad debt expense, respectively, classified as property operating and maintenance on the consolidated statements of operations and comprehensive income (loss).

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

The Company recognizes derivatives as either assets or liabilities on the consolidated balance sheets and measures those instruments at fair value. In addition, fair value adjustments will affect either accumulated other comprehensive income (loss) (a component of stockholders’ equity) or net income (loss) depending on whether the derivative instruments qualify as a hedge for accounting purposes and, if so, the nature of the hedging activity. The Company does not use derivatives for trading or speculative purposes.

Deferred Financing Costs, Net

Costs incurred in the placement of the Company’s debt are deferred and amortized, as a component of interest expense on the consolidated statements of operations and comprehensive income (loss), using the effective interest method, or alternative methods that approximate the effective interest method. The costs are amortized over the terms of the related debt, which, where applicable, reflect the intended exercise of renewal options. The Company adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, as of January 1, 2016, which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the original issue discount, rather than as an asset. As a result of the retrospective adoption of this guidance, deferred financing costs, net of amortization of $5,884 and $8,139 at December 31, 2016 and 2015, respectively, are netted against the carrying values of the Securitization Loan (see Note 5). Previously, these costs were recorded as part of deferred financing costs, net on the consolidated balance sheets. Additionally, in accordance with ASU 2015-15, Interest-Imputation of Interest: Presentation

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data and property counts)

and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, issued in August 2015, the Company presents debt issuance costs related to its revolving credit facility as an asset within other assets on the consolidated balance sheets and amortize them ratably over the term of the related facility.

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

At both December 31, 2016 and 2015, the Company had 2,231,511 common Operating Partnership units classified as noncontrolling interests, respectively. As described in Note 10, the 2,231,511 common Operating Partnership units were issued on September 30, 2014 pursuant to the Internalization.

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

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data and property counts)

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and potential common shares outstanding during the years ended December 31, 2016, 2015 and 2014. For both basic and diluted per share calculations, potential common shares represent issued and unvested shares of restricted stock, which have full rights to the common stock dividend declarations of the Company. The common Operating Partnership units and any performance stock units whose market conditions have been met are excluded from the calculation of earnings (loss) per share as their inclusion would not be dilutive.

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

Income Taxes

The Company intends to operate and to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") and intends to comply with the requirements of the Code relating to REITs. To qualify as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to stockholders (not including taxable income retained in its TRS entities) within the time frame set forth in the Code and the Company must also meet certain other requirements. In addition, because certain activities, if performed by the Company, may cause the Company to earn income which is not qualifying for the REIT gross income tests, the Company formed or acquired TRS entities, as defined in the Code, to engage in such activities. These TRS activities are subject to federal, state, and local income taxes on any taxable income of such entities after consideration of any net operating losses, as well as any REIT taxable income not distributed to stockholders.

The Company assesses its tax positions for all open tax years and determines whether the Company has any material unrecognized liabilities in accordance with Codification Topic, Income Taxes (“ASC 740”). The Company records these liabilities to the extent the Company deems them more likely than not to be incurred. The Company classifies interest and penalties on material uncertain tax positions as income tax expense, on its consolidated statements of operations and comprehensive income (loss).

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data and property counts)

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance on revenue recognition and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, most industry-specific guidance and some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The new standard specifically excludes lease revenue, but will apply to other revenue real estate sales. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data and property counts)

consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance will be effective for the Company for annual reporting periods beginning on January 1, 2018, and for interim periods within those annual periods. The Company can elect to adopt guidance using the full retrospective approach or the modified retrospective approach. Early adoption of this standard is only allowed as of the original effective date, annual periods beginning after December 15, 2016. The Company is currently evaluating the method of adoption and the impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, a new lease standard which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). Under ASU 2016-02, lessor accounting will be substantially similar to the current model, but aligned with certain changes to the lessee model and ASU 2014-09. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The Company’s rental revenue is primarily generated from short-term operating leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard is expected to impact the Company’s consolidated financial statements as the Company has operating office lease arrangements for which it is the lessee. The new standard will be effective for the Company beginning on January 1, 2019, with early adoption permitted. The new standard must be adopted using a modified retrospective transition, requiring application of the new guidance at the beginning of the earliest comparative period presented and provides for certain practical expedients. The Company is currently evaluating the impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The
amendments in this ASU include multiple provisions intended to simplify various aspects of the accounting for share-based payments. The guidance will be effective for annual reporting periods beginning after December 15, 2016, and for interim reporting periods within those annual periods, with early adoption permitted. The Company does not anticipate the adoption of this ASU will have a material impact on its consolidated financial statements and has adopted as of January 1, 2017.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts
and Cash Payments, which clarifies how certain cash receipts and cash payments should be presented and classified on the statement of cash flows. The guidance will be effective for annual periods beginning after December 15, 2017 and interim periods within that reporting period. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, Restricted Cash, which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments do not provide a definition of restricted cash or restricted cash equivalents. The guidance will be effective for annual periods beginning after December 15, 2017 and interim periods within that reporting period. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations, Clarifying the Definition of a Business, which amends the guidance in ASC 805 to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance will be effective for annual periods beginning after December

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data and property counts)

15, 2017 and interim periods within that reporting period. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

Note 3.   Investment in Real Estate

Acquisition of Properties

On October 1, 2016, the Company completed the acquisition of a portfolio of 322 homes located in its core markets. The aggregate purchase price for the acquisition was $41,455 which was primarily financed using proceeds obtained under the Company’s revolving credit facility. The homes are located in Atlanta, GA, Tampa, FL and Orlando, FL.

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

Transaction costs associated with portfolio acquisitions are expensed as incurred in accordance with ASC 805. During the years ended December 31, 2016 and 2015 the Company incurred $526 and $2,064, respectively, in transaction expenses associated with the acquisition of properties. These costs are included in portfolio acquisition expense in the consolidated statements of operations and comprehensive income (loss).

The following table summarizes the acquisition date fair values of the assets acquired as part of the Portfolio Acquisition:

Land and land improvements	$55,684
Buildings and improvements	207,316
Estimated fair value of assets acquired	$263,000

Since the date of the Portfolio Acquisition, the Company has consolidated the 2,461 properties acquired as part of the transaction and the related results of these operations are reflected in the Company's consolidated financial statements.

Total revenue and net income (loss) attributable to the Portfolio Acquisition that was included in the Company's consolidated statements of operations and comprehensive income (loss) from the date of acquisition through December 31, 2015 were $19,919 and $(3,909), respectively.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data and property counts)

The following table illustrates the effect on net loss and loss per share - basic and diluted as if the Company had completed the Portfolio Acquisition on January 1, 2014 (unaudited):

	Year Ended December 31,
	2015	2014
Revenue (1)	$120,309	$101,868
Net loss (1) (2) (3)	$(10,076)	$(70,754)
Net loss attributable to common stockholders (1) (2) (3)	$(9,599)	$(70,711)
Loss per share - basic and diluted (1) (2) (3)	$(0.27)	$(1.85)
Weighted average common shares outstanding	36,209,999	38,119,971

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
(3) Includes net gain on disposition of real estate as noted in the consolidated statements of operations and comprehensive income (loss).

Disposition of Real Estate Assets

During the year ended December 31, 2016, the Company sold certain properties, primarily in Southeast Florida and Southern California, for an aggregate sales price of $58,149, resulting in an aggregate net gain of $10,657, which has been classified as net gain on disposition of real estate in the consolidated statements of operations and comprehensive income (loss). In connection with these asset sales, certain debt repayments were made.

During the year ended December 31, 2015, the Company sold certain properties, primarily in Houston, TX, for an aggregate sales price of $29,223 resulting in an aggregate net gain of $4,044. During the year ended December 31 2014, the Company sold certain properties for an aggregate sales price of $5,979, resulting in an aggregate net gain of $174.

In accordance with ASC 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the disposals were not considered a discontinued operation. Any holding costs associated with homes being sold are reflected within held for sale expenses and are classified as other expense in the consolidated statements of operations and comprehensive income (loss).

Note 4.   Income Taxes

For the years ended December 31, 2016, 2015 and 2014, the Company believes that it qualified to be taxed as a REIT under the Code for U.S. federal income tax purposes. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, does not engage in prohibited transactions, and maintains its intended qualification as a REIT. The majority of states also recognize the Company’s REIT status, and as such, the Company has generally only incurred certain state franchise taxes. The TRS entities are subject to all applicable federal, state and local income, excise and franchise taxes. The Company’s TRS entities file separate tax returns and are fully taxed as standalone U.S. corporations. Certain activities the Company performs may produce income which will not be qualifying income for REIT purposes. The Company has designated the TRS entities to engage in these activities to mitigate any negative impact on the Company’s REIT status.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data and property counts)

The following table summarizes the tax expense (benefit) recorded at the taxable subsidiary level for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
Current tax expense (benefit):
Federal	$153	$19	$—
State and local	297	184	—
Total current tax expense	450	203	—
Deferred tax expense (benefit) (1)	713	(246)	(201)
Valuation allowance	(194)	(715)	201
Income tax expense (benefit)	$969	$(758)	$—

(1)	In addition to the deferred tax benefit generated for the year ended December 31, 2014, the Company acquired $486 of deferred tax assets in connection with the Internalization transaction.

The following is a reconciliation of the Company’s statutory federal and state rates to the effective rates, for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
Computed income tax benefit at federal rate	$(681)	$(3,749)	$(19,277)
State and local tax, net of federal (benefit) expense	(86)	101	(21)
Permanent differences in taxable income from GAAP income	49	60	7
Valuation allowance	(198)	(628)	120
Tax at statutory rate on earnings not subject to federal income tax	1,885	3,458	19,171
Expense (benefit) from income taxes	$969	$(758)	$—

The Company’s consolidated balance sheets as of December 31, 2016 and 2015 contained the following current and deferred tax assets and liabilities, which are included in other assets and are recorded at the taxable subsidiary level.

	December 31, 2016	December 31, 2015
Current tax payable
Federal income tax payable	$(114)	$(19)
State and local income tax payable	(217)	(3)
Current tax payable, net	(331)	(22)
Deferred tax assets (liabilities)
Deferred tax asset	1,154	1,923
Deferred tax liability	(70)	(126)
Deferred tax asset, net	1,084	1,797
Valuation allowance	(642)	(836)
Total tax asset, net	$111	$939

The cost basis of land and depreciable property, net of accumulated depreciation, for federal income tax purposes as of December 31, 2016 and 2015 was $1,109,152 and $1,141,531, respectively (unaudited).

Deferred tax assets and liabilities applicable to the TRS entities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data and property counts)

recovered or settled. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted. Similarly, deferred income tax assets and liabilities are recorded at the date of contribution to the TRS entities to reflect the tax benefit/detriment on the movement of assets from the non-taxed REIT to the taxable TRS entities. The TRS entities deferred tax assets and liabilities are generally the result of real estate asset impairments, differing basis on capitalized assets, the timing of expense recognition for certain accrued liabilities, and net operating losses. In addition, during calendar year 2014, the Company recognized deferred tax assets assumed in the Internalization, which relate to net operating losses and differences in GAAP and tax treatment of assets acquired from the third-party property manager in Tampa (refer to Note 10 for descriptions of these transactions). As of December 31, 2016 and 2015, the TRS entities have recorded net deferred tax assets of $1,084 and $1,797, respectively. Certain TRS entities have a history of operating losses and as a result, historically resulted in a full valuation allowance for their deferred tax assets. As of December 31, 2015, the Company determined it was more likely than not that certain deferred tax assets, including certain net operating loss carryforwards, would be realized. In making this determination, the Company analyzed, among other things, its recent history of earnings from certain sales of depreciable property and forecasts of future taxable earnings. The reversal of the deferred tax asset valuation resulted in an income tax benefit of $964 during the year ended December 31, 2015 which is reported as income tax (expense) benefit, net on the consolidated statements of operations and comprehensive income (loss) and an offsetting asset of the same amount is included in other assets on the consolidated balance sheets.

The Company’s TRS entities have approximately $1,598 and $3,900, respectively, of net operating loss carry-forwards available as of December 31, 2016 and 2015 that will expire between December 31, 2032 and December 31, 2035.

Based on the Company’s evaluation, it has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements of a contingent tax liability for uncertain tax positions. None of the Company’s consolidated entities are currently under federal or state audit for the years ended December 31, 2016, 2015 and 2014, but these years remain subject to examination by the applicable tax jurisdictions. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in the consolidated financial statements.

During the years ended December 31, 2016, 2015 and 2014 the Company’s tax treatment of dividends and distributions per share were as follows:

	Year Ended December 31,
	2016	2015	2014
Tax treatment of dividends and distributions:
Ordinary dividends	$—	$—	$—
Long-term capital gains	—	—	—
Nondividend distributions (return of capital)	0.52	0.46	0.16
Dividends and distributions declared per common share/unit outstanding	$0.52	$0.46	$0.16

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data and property counts)

Note 5.   Debt

The following table presents the Company's debt as of December 31, 2016 and 2015:

				Carrying Amount
	Interest Rate as of December 31, 2016		Maturity Date	December 31, 2016	December 31, 2015
Securitization loan	2.68%	(1)	September 9, 2019 (2)	303,452	$304,966
Unamortized original issue discount (3)				(786)	(1,086)
Unamortized deferred financing costs				(5,884)	(8,139)
Securitization loan, net				296,782	295,741
Revolving credit facility	4.04%	(4)	February 18, 2018 (5)	352,799	326,472
Total				$649,581	$622,213

(1)
The securitization loan provides for monthly payments at a blended rate equal to the one-month LIBOR plus 1.84% and a monthly servicing fee of 0.1355% (excluding the amortization of the original issue discount and deferred financing costs).

(2)
The securitization loan had an initial term of two years, with three, 12-month extension options, which management intends to exercise, resulting in a fully extended maturity date of September 9, 2019. The extension options may be executed provided there is no event of default under the securitization loan, a replacement interest rate cap agreement is obtained in a form reasonably acceptable to the lender and the borrower complies with other terms set forth in the loan agreement. During the twelve months ended December 31, 2016, the Company executed the first 12-month extension option.

(3)	The original issue discount will be accreted and recognized to interest expense through the fully extended maturity date of September 9, 2019.

(4)	As amended, the revolving credit facility bears interest at a varying rate of three-month LIBOR plus 3.0%, subject to a LIBOR floor of 0.0% and includes an unused fee as further described below.

(5)
The revolving credit facility had a borrowing capacity of up to $400,000 and a maturity date of February 18, 2018. The revolving period ended on February 18, 2017 and the Company is no longer able to draw additional amounts under the revolving credit facility. Beginning August 18, 2017, pursuant to a recent amendment, all net cash generated by the properties in the Pledged Subsidiaries (as defined below) (after paying associated property-level expenses) is directed towards principal repayment rather than being distributed to the Company.

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

The Securitization Loan provides for monthly payments comprised of six floating rate components computed based on one-month LIBOR for each interest period plus a fixed component spread for each of the six components, resulting in a blended rate equal to the one-month LIBOR plus 1.84% and a monthly servicing fee of 0.1355% (excluding the amortization of the original issue discount and deferred financing costs). The Securitization Loan has a blended effective rate of one-month LIBOR plus 1.95%, including the amortization of the original issue discount, plus monthly servicing fees of 0.1355%. The Securitization Loan was issued at a discount of $1,503, which will be accreted and recognized to interest expense through the fully extended maturity date of September 9, 2019. The principal amount of each component of the loan corresponds to the respective class of certificates which were issued in connection with the Securitization Transaction.

In the years ended December 31, 2016, 2015 and 2014, the Company incurred gross interest expense of $7,584, $6,791 and $2,594, respectively, excluding amortization of the discount, deferred financing costs, other fees, the effect of any hedging derivatives and before the effect of capitalizing interest related to property renovations. As of December 31, 2016 and 2015, the loan had a weighted-average interest rate of 2.68% and 2.30% respectively, which is inclusive of the monthly servicing fees, but excludes amortization of the original issue discount, deferred financing costs and interest rate cap accretion.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data and property counts)

During the years ended December 31, 2016 and 2015, the Company paid down $1,514 and $7,085, respectively, on the Securitization Loan to effect the release of certain properties from the first priority mortgages securing the Securitization Loan, including certain properties sold from the Southeast Florida and Houston, TX markets as described in Note 3.

The Securitization Loan has an initial term of two years, with three, 12-month extension options, resulting in a fully extended maturity date of September 9, 2019. The Borrower may execute the extension options provided there is no event of default under the Securitization Loan, the Borrower obtains a replacement interest rate cap agreement in a form reasonably acceptable to the lender and the Borrower complies with the other terms set forth in the loan agreement. During the twelve months ended December 31, 2016, the Company executed the first 12-month extension option.

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

At closing, the Company transferred the Securitization Properties (as defined below) to the Borrower. The Securitization Properties are substantially similar to the other properties owned by the Company and were leased to residents underwritten on substantially the same basis as the Company's other properties. During the duration of the Securitization Loan, the Company can substitute properties only if a property owned by the Borrower becomes a disqualified property under the terms of the Securitization Loan. The lender immediately transferred the Securitization Loan, upon closing, to a subsidiary of the Company and then to a trust in exchange for the certificates. The Company accounted for the transfer of the Securitization Loan from its subsidiary to the trust as a sale under Codification Topic, Transfers and Servicing ("ASC 860"), with no resulting gain or loss as the Securitization Loan was both originated by the lender and immediately transferred at the same fair market value. The Company has also evaluated and not identified any variable interests in the trust.

All amounts outstanding under the Securitization Loan are secured by first priority mortgages on the securitization properties (the "Securitization Properties"), a pool of 2,975 properties excluding properties recorded as assets held for sale, in addition to the equity interests in, and certain assets of, the Borrower. The amounts outstanding under the Securitization Loan and certain obligations contained therein are guaranteed by the Operating Partnership only in the case of certain bad acts (including bankruptcy) as outlined in the transaction documents. The Borrower and Equity Owner are separate legal entities, but continue to be reported in the Company’s consolidated financial statements. As long as the Securitization Loan is outstanding, the assets of the Borrower and Equity Owner are not available to satisfy the debts and obligations of the Company or its other consolidated subsidiaries and the liabilities of the Borrower and Equity Owner are not liabilities of the Company (excluding, for this purpose, the Borrower and Equity Owner) or its other consolidated subsidiaries. The Company is permitted to receive distributions from the Borrower out of unrestricted cash as long as the Borrower is current with all payments and in compliance with all other obligations under the Securitization Loan.

The Company used $235,160 of the Securitization Loan proceeds in 2014 to pay down the full balance of the Company's revolving credit facility at closing and the remaining proceeds were used for working capital and other corporate purposes, including the acquisition, financing and renovation of properties and the repurchase of common stock. Simultaneously, the Company reduced the size of the revolving credit facility from $350,000 to $200,000. As a result, the Company wrote off $1,058 of deferred financing fees and reclassified $480 from accumulated other comprehensive income (loss) to earnings due to hedge ineffectiveness in the associated interest rate cap agreements for the year ended December 31, 2014.

The Securitization Loan provides for the restriction of cash whereby the Company must set aside funds for payment of real estate taxes, capital expenditures and other reserves associated with the Securitization Properties. There is also a cash management account controlled by the lender for the collection of all rents and cash generated by the Borrower's properties. In the event of default, the lender may apply funds, as the lender elects, from the cash management account, foreclose on its security interests, appoint a new property manager, and in limited circumstances, enforce the Company's guaranty. As of December 31, 2016 and 2015, the Company had $3,715 and $5,139, respectively, included in escrow deposits associated with the required reserves on the consolidated balance sheets.

The Securitization Loan does not contractually restrict the Company's ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. The Securitization Loan documents require the

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data and property counts)

Company to maintain certain covenants, including a minimum debt yield on the Securitization Properties, and contain customary events of default for a loan of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments and cross-default with certain other indebtedness. As of December 31, 2016 and 2015, the Company believes it was in compliance with all financial covenants.

Revolving Credit Facility

Certain of the Company's subsidiaries have a revolving credit facility (the "revolving credit facility") with a syndicate of banks. On February 18, 2015, the Company amended and restated the revolving credit facility to increase the borrowing capacity to $400,000 from $200,000 and subsequently amended the revolving credit facility to address certain interest calculation mechanics. The revolving period ended February 18, 2017 and the Company is no longer able to draw additional amounts under the revolving credit facility. As amended, the revolving credit facility bears interest at a varying rate of three-month LIBOR plus 3.0%, subject to a LIBOR floor of 0.0%. Prior to the amendment, the revolving credit facility bore interest at varying rates of LIBOR plus 3.5% subject to a LIBOR floor of 0.5%, payable monthly. The Company is also required to pay a monthly fee on the unused portion of the revolving credit facility at a rate of 0.5% per annum, when the balance outstanding is less than $200,000, or 0.3% per annum when the balance outstanding is equal to or greater than $200,000.  As part of the amendment, the term of the revolving credit facility was extended to February 18, 2018 and the advance rate for borrowings was increased to 65% from 55%. The advance rate is based on the aggregate value of the eligible properties which value is calculated as the lesser of (a) the third-party broker price opinion value or (b) the original purchase price plus certain renovation and other capitalized costs of the properties. The Company used proceeds from the revolving credit facility to fund the Portfolio Acquisition and other acquisitions of properties as referenced in Note 3. The remaining proceeds were used for working capital and other corporate purposes, including the acquisition, financing and renovation of properties.

As of December 31, 2016 and 2015, $352,799 and $326,472, respectively, was outstanding under the revolving credit facility. As of December 31, 2016 and 2015, the interest rate on the revolving credit facility was 4.04% and 3.68%, respectively, inclusive of the unused fee. In the years ended December 31, 2016, 2015 and 2014, the Company incurred $13,020, $9,843 and $6,073, respectively, in gross interest expense on the revolving credit facility, excluding amortization of deferred financing costs, interest rate cap accretion and before the effect of capitalizing interest related to property renovations.

All amounts outstanding under the revolving credit facility are collateralized by the equity interests and assets of certain of the Company’s subsidiaries ("Pledged Subsidiaries"), which exclude the owners of the Securitization Properties. The amounts outstanding under the revolving credit facility and certain obligations contained therein are guaranteed by the Company and the Operating Partnership only in the case of certain bad acts (including bankruptcy) and up to $20,000 for completion of certain property renovations, as outlined in the credit documents. As of December 31, 2016, there were approximately 5,840 properties pledged as collateral under the revolving credit facility, excluding properties recorded as held for sale.

The revolving credit facility provides for the restriction of cash whereby the Company must set aside funds for payment of insurance, real estate taxes and certain property operating and maintenance expenses associated with properties in the Pledged Subsidiaries' portfolios. As of December 31, 2016 and 2015, the Company had $11,037 and $10,101, respectively, included in escrow deposits associated with the required reserves.

The Pledged Subsidiaries are separate legal entities, but continue to be reported in the Company’s consolidated financial statements. As long as the revolving credit facility is outstanding, the assets of the Pledged Subsidiaries are not available to satisfy the other debts and obligations of the other Pledged Subsidiaries or the Company. The revolving credit facility does not contractually restrict the Company’s ability to pay dividends. The Company is permitted to receive distributions from the Pledged Subsidiaries as long as the Company and the Pledged Subsidiaries are current with all payments and in compliance with all other obligations under the revolving credit facility, however certain covenants contained therein may limit the amount of cash available for distribution. For example, beginning on August 18, 2017, pursuant to a recent amendment, all net cash generated by the properties in the Pledged Subsidiaries (after paying associated property-level expenses) is directed towards principal repayment rather than being distributed to the Company.

The revolving credit facility agreement requires the Company to meet certain quarterly financial tests pertaining to net worth, total liquidity, debt yield and debt service coverage ratios. The Company must maintain total liquidity of $25,000 and a net worth of at least $125,000, as determined in accordance with the revolving credit facility agreement. The revolving credit facility also contains customary events of default for a facility of this type, including payment defaults, covenant defaults,

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data and property counts)

breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness. The Company believes it was in compliance with all financial covenants under the revolving credit facility as of December 31, 2016 and 2015.

Total Borrowings

As of December 31, 2016, the Company had total outstanding borrowings of $656,251, of which borrowings under the Securitization Loan were $303,452 and borrowings under the revolving credit facility were $352,799.

The following table summarizes the Company's contractual maturities of debt as of December 31, 2016 (in thousands):

2017	$—
2018	352,799
2019	303,452
2020	—
Thereafter	—
Total	$656,251

The revolving credit facility was amended and restated on February 18, 2015 and has a maturity date of February 18, 2018. The Securitization Loan has an initial maturity date of September 9, 2016 and three, 12-month extension options resulting in a fully extended maturity date of September 9, 2019; this table assumes the exercise of the three extension options, which is the Company's intent. During the twelve months ended December 31, 2016, the Company executed the first 12-month extension option.

Deferred Financing Costs

Costs incurred in the placement of the Company’s debt are being amortized using the straight-line method, which approximates the effective interest method, over the terms of the related debt. Amortization of deferred financing costs is recorded as interest expense in the accompanying consolidated statements of operations and comprehensive income (loss).

In connection with its Securitization Loan, the Company incurred deferred financing costs of $19, $460 and $11,040 for the years ended December 31, 2016, 2015 and 2014, respectively. The costs are being amortized through September 9, 2019, the fully extended maturity date of the Securitization Loan. Amortization of the deferred financing costs was $2,260, $2,321 and $865 for the years ended December 31, 2016, 2015 and 2014, respectively. In conjunction with the paydown of the Securitization Loan related to the sale of the Houston portfolio, the Company wrote off $174 in deferred financing costs for the year ended December 31, 2015, which has been included in net gain on disposition of real estate in the consolidated statements of operations and comprehensive income (loss).

In connection with its revolving credit facility, the Company incurred deferred financing costs of $29, $5,323 and $1,852, respectively, for the years ended December 31, 2016, 2015 and 2014. Amortization of the deferred financing costs was $2,337, $2,141 and $1,691, respectively, for the years ended December 31, 2016, 2015 and 2014.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data and property counts)

Interest Expense

The following table presents the Company's total interest expense for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Gross interest expense (1)	$20,604	$16,634	$8,667
Amortization of discount on Securitization Loan	301	301	116
Amortization and write-off of deferred financing costs (2)	4,597	4,494	3,613
Other interest (3)	611	157	48
Capitalized interest (4)	—	(311)	(858)
Total interest expense	$26,113	$21,275	$11,586

(1)	Includes the Securitization Loan's monthly servicing fees.

(2)	For 2015, excludes deferred financing fees written-off in conjunction with the paydown of the Securitization Loan related to the sale of the Houston portfolio.

(3)	Includes monitoring service fees and interest related to the Company's designated derivative financial instruments (see Note 11).

(4)	The Company capitalizes interest for properties undergoing renovation activities and purchased subsequent to the Company obtaining debt in May 2013.

Derivative Financial Instruments

The variable rate of interest on the Company's debt exposes the Company to interest rate risk. Currently, the Company uses interest rate cap agreements and interest rate swap transactions (collectively "Hedging Derivatives") to manage this interest rate risk. These instruments are carried at fair value in the Company’s financial statements (see Note 11). Changes in the fair value of the designated portion of the Company's Hedging Derivatives that qualify for hedge accounting are recognized through other comprehensive income (loss) (see Note 11).

Non-designated hedges are derivatives that do not meet the criteria for hedge accounting or for which the Company did not elect to designate as accounting hedges. The Company does not enter into derivative transactions for speculative or trading purposes, but may enter into derivatives to manage the economic risk of changes in interest rates.

The following table summarizes the consolidated derivative positions at December 31, 2016:

	Non-designated Hedged Interest Rate Caps (1)	Cash Flow Hedges Interest Rate Caps	Cash Flow Hedges Interest Rate Swaps
Notional balance	$304,367	$370,100	$296,000
Weighted average interest rate (2)	2.68%	4.04%	N/A
Weighted average capped/swapped interest rate (3)(4)	5.08%	6.00%	2.63%
Earliest maturity date	September 15, 2017	February 17, 2018	August 15, 2017
Latest maturity date	September 15, 2019	February 18, 2018	September 15, 2019

(1)	The full notional balance is hedged through September 15, 2017 after which $200,000 is hedged through September 15, 2019.

(2)	For interest rate caps, represents the weighted average interest rate on the hedged debt as of December 31, 2016.

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

As of December 31, 2015, the Company held four interest rate cap agreements, which included two interest rate cap agreements with an aggregate notional amount of $349,100, LIBOR caps of 3.00%, and termination dates of February 17, 2018

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data and property counts)

and February 18, 2018 associated with the revolving credit facility, one interest rate cap agreement with a notional amount of $312,667, a LIBOR cap of 3.1085%, and a termination date of September 15, 2016 associated with the Securitization Loan and one forward-starting interest rate cap agreement with a notional amount of $200,000, a LIBOR cap of 3.1085%, and a termination date of September 15, 2019.

The two interest rate cap agreements associated with the revolving credit facility with an aggregate notional amount of $349,100, were purchased in the first quarter of 2015, at an aggregate purchase price of $867. In August 2014, the Company entered into the first interest rate cap agreement associated with the Securitization Loan with a notional amount of $312,667 at a purchase price of $293. In January 2015, the Company entered into a forward-starting interest rate cap agreement associated with the Securitization Loan at a purchase price of $1,383. Portions of the purchase prices of the interest rate cap agreements, representing the premiums paid to enter into the contracts, were capitalized as deferred financing costs and are being amortized using the straight-line method over the terms of the related agreements. The Company determined that the interest rate caps qualified for hedge accounting and, therefore, were designated as cash flow hedges with future changes in fair value recognized through other comprehensive income (loss) (see Note 11). Ineffectiveness was calculated as the amount by which the change in fair value of the derivatives exceeds the change in the fair value of the anticipated cash flows related to the corresponding debt and is recorded in adjustments for derivative instruments, net in the consolidated statements of operations and comprehensive income (loss).

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

In August 2016, the Company, through its Operating Partnership, entered into interest rate swap transactions with two counterparties (the “Swaps”). The Company entered into the Swaps to effectively fix the interest rate on $296,000 of the Company’s floating rate indebtedness under the Securitization Loan for three years. The Swaps have an effective date and maturity date as reflected in the table below. From each respective effective date through the corresponding maturity date, the Company will be required to make monthly fixed rate payments at the fixed swap rate and on the notional amounts reflected in the table below, while the counterparty will be obligated to make monthly floating rate payments to the Company based on one-month LIBOR and referencing the same notional amount. In connection with the Swaps, the Company is required to maintain cash reserves of at least $15,000. The Company determined that the Swaps qualified for hedge accounting and designated the derivatives as cash flow hedges. Concurrently, the Company de-designated three interest rate cap agreements also associated with the Securitization Loan and will reclassify the balance of deferred losses of $1,255 in accumulated other comprehensive income (loss) to earnings over the remaining life of the associated interest rate cap agreements.

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

During the years ended December 31, 2016 and 2015, the Company paid $30 and $2,250, respectively, in connection with the purchase of interest rate cap agreements which are included in other assets on the consolidated balance sheets and recorded at fair value (see Note 11).

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data and property counts)

Capitalized Interest

The Company capitalizes interest for properties undergoing renovation activities and purchased subsequent to the Company obtaining debt in May 2013. Capitalized interest totaled $0, $311 and $858, respectively, for the years ended December 31, 2016, 2015 and 2014.

Note 6.   Equity Incentive Plan

Restated 2012 Equity Incentive Plan

On December 4, 2012, the Company adopted an equity incentive plan (the "2012 Plan") which provides incentive compensation to attract and retain qualified directors, officers, advisors, consultants and other personnel of the Company. The 2012 Plan provides for grants of restricted common stock, phantom shares, dividend equivalent rights and other equity-based awards, originally subject to a ceiling of 921,053 shares available for issuance. The 2012 Plan allows for the Company’s board of directors to expand the types of awards available to include long-term incentive plan units in the future. If an award granted under the 2012 Plan expires or terminates, the shares subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of future awards. No award may be granted under the equity incentive plan to any person who, assuming payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.

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

Restricted Stock Awards

Restricted shares that have been awarded to certain personnel of the Company through December 31, 2015 vest in three annual installments commencing on the date of the grant, as long as such individual is an employee on the vesting date. Restricted shares that have been awarded to personnel and certain officers of the Company during the year ended December 31, 2016 vest in one year commencing on the date of the grant, as long as the individual is an employee on the vesting date. Restricted share awards to independent directors generally vest on the earlier of (i) the one year anniversary of the date of grant and (ii) the date immediately preceding the date of the annual meeting of the Company’s stockholders for the year following the year of grant for the award, as long as such director is serving as a board member on the vesting date.

The Company’s unvested restricted stockholders have the same voting rights as any other common stockholder.  During the period of restriction, the Company’s unvested restricted stockholders receive quarterly dividend payments on their shares at the same rate and on the same date as any other common stockholder. For the years ended December 31, 2016, 2015 and 2014 inclusive of the impact of cash dividends, the Company recognized $2,489, $2,274 and $1,022, respectively, of stock compensation expense related to the restricted stock awards.

On February 9, 2016, the Company issued, in aggregate, 127,648 shares of restricted common stock to certain officers and employees of the Company. The estimated fair value of these awards was $12.97 per share, based upon the closing price of the Company’s stock on the date prior to the grant. These grants will vest in one year commencing on the date of the grant, as long as such individual is an employee on the vesting date, unless earlier accelerated pursuant to its terms.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data and property counts)

On May 17, 2016, the Company awarded each of its four independent directors an equity retainer in the form of an award of 3,432 shares of restricted stock at a grant date fair value of $14.57 per share. On August 2, 2016 the Company appointed a new independent director to the Company's Board of Directors who received 2,179 shares of restricted stock at a grant date fair value of $18.11 per share. On August 31, 2016 the Company accepted the resignation from one independent director on the Company's Board of Directors effective August 31, 2016. In connection with this resignation, the Board of Directors accelerated the vesting of 997 shares of restricted stock held by such director.

As of December 31, 2016, the total compensation cost related to nonvested awards not yet recognized was $508 and the weighted-average period over which such amount is expected to be recognized is 0.61 years.

The table below summarizes the award activity of the restricted stock awards for 2016, 2015 and 2014:

	2016		2015		2014
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	176,863	$15.79	107,088	$16.68	82,463	$18.44
Granted	143,555	13.20	142,100	15.67	77,559	15.95
Vested	(148,934)	(15.36)	(63,157)	(16.07)	(43,437)	(18.35)
Forfeited	(11,466)	(14.25)	(9,168)	(16.06)	(9,497)	(18.37)
Outstanding at end of period	160,018	$13.92	176,863	$15.79	107,088	$16.68

On January 4, 2017, the Company appointed a new independent director to the Company's Board of Directors who received 1,055 shares at a grant date fair value of $17.27 per share.

On January 27, 2017, the Company issued, in aggregate, 121,067 shares of restricted common stock to certain officers and employees of the Company. The estimated fair value of these awards was $16.82 per share, based upon the closing price of the Company’s stock on the date prior to the grant. These grants will vest in one year commencing on the date of the grant, as long as such individual is an employee on the vesting date, unless earlier accelerated pursuant to its terms.

Performance Stock Units

The table below summarizes the award activity of the PSUs for 2016 and 2015. There were no PSUs granted prior to 2015.

	2016		2015
	Shares	Weighted Average Grant Date Fair Market Value	Shares	Weighted Average Grant Date Fair Market Value
Outstanding at beginning of period	165,000	$7.00	—	$—
Granted	60,000	15.76	165,000	7.00
Vested	—	—	—	—
Forfeited	(85,000)	7.00	—	—
Outstanding at end of period	140,000	$10.75	165,000	$7.00

As of December 31, 2016, the Company had 140,000 performance stock units (“PSUs”) granted to certain members of executive management under its equity incentive plan. Each PSU represents the potential to receive Silver Bay common stock based on the extent to which specified performance targets are met during the 36-month performance period, which begins on the grant date and is subject to continued employment until the end of the performance period. The number of shares of Silver Bay common stock to be earned as of the vesting date for each PSU increases and decreases based on Silver Bay's total stockholder return (stock price appreciation plus dividends) ("TSR").

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data and property counts)

On February 12, 2015, the Company granted 165,000 PSUs which would vest based on the Company’s annualized TSR during the performance period on an absolute (i.e., non-relative) basis (the “Absolute TSR PSUs”). On June 21, 2016, the Company granted an additional 30,000 Absolute TSR PSUs to the Chief Executive Officer. On January 27, 2017, the Company granted an additional 30,000 Absolute TSR PSUs. The number of common stock is determined by multiplying the target number of PSUs by the TSR multiplier, determined in accordance with the following table:

Annualized TSR	TSR Multiplier (1)
6.5%	—%
8%	50%
10%	100%
12%	150%
16%	200%

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

On each of June 21, 2016 and January 27, 2017, the Company granted an additional 30,000 PSUs to its Chief Executive Officer which will vest based on the Company’s TSR during the performance period relative to a peer group index (the “Relative TSR PSUs”) comprised initially of those companies in the Apartment and Single Family Home subsectors of the FTSE NAREIT All REIT Index (the “Index”) with equal weighting provided to each subsector in constructing the peer group index. The number of shares of common stock eligible to be received will be determined by multiplying the target number of PSUs by the TSR Multiplier determined in accordance with the following table:

TSR Relative to Peer Group	TSR Multiplier (2)
Underperform index by 6 percentage points	—%
Underperform index by 3 percentage points	50%
Outperform index by 3 percentage points	100%
Outperform index by 6 percentage points	200%

(2)	To the extent the Company's TSR performance compared to the Index TSR falls between two discrete points, linear interpolation will be used to determine the TSR Multiplier.

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

The Company utilized a Monte-Carlo simulation to calculate the weighted-average grant date fair value for all outstanding PSUs. The grant date fair value of the Absolute TSR PSUs granted in 2016 and 2015 were $12.84 and $7.00, respectively. The grant date fair value of the Relative TSR PSUs granted in 2016 was $18.68. The grant date fair value of the Absolute TSR PSUs and Relative TSR PSUs granted on January 27, 2017 was $7.78 and $13.67, respectively.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data and property counts)

The following table summarizes the Monte-Carlo simulation inputs used to calculate the weighted-average grant date fair value of PSUs issued during the years ended December 31, 2016 and 2015:

	2016	2015
Expected volatility (1)	18.48%	17.55%
Dividend assumption (2)	—%	—%
Expected term in years	3.00	3.00
Risk-free rate	0.89%	1.02%
Stock price (per share) (3)	$16.40	$15.72
Beginning average stock price (per share) (4)	$14.47	$16.06

(1)
For the 2016 grants, expected volatility is based on the Company's historical stock price volatility over the last three years using daily data points. For the 2015 grants, expected volatility is calculated as a 50.0% relative weighting of the Company's historical volatility of 15.54% (over the period from August 1, 2013 through the date of grant of the PSUs) and a 50.0% relative weighting on the implied volatility of 19.55%.

(2)	An assumed dividend yield of 0% is the mathematical equivalent to the reinvestment of dividends, which is consistent with the TSR definition described above.

(3)	Based on the closing price of the Company's common stock on the date of the grant.

(4)	For the 2016 grants, based on the average closing price over the period from January 19, 2016 to June 21, 2016. For the 2015 grants, based on the 30 trading days ended on February 12, 2015.

During the year ended December 31, 2016 and 2015, the Company recognized non-cash performance-based stock unit expense of $178 and $339, respectively, which is included within share-based compensation in the consolidated statements of operations and comprehensive income (loss). Unrecognized compensation expense at December 31, 2016 was $988, and the weighted-average period over which such amount is expected to be recognized is 1.70 years.

On January 27, 2017, certain executives were awarded 39,610 PSUs which would vest based on the Company's annualized TSR during the performance period based on an absolute period (the "Outperformance TSR PSUs") with a grant date fair value of $5.37. The number of shares of common stock is determined by multiplying the number of PSUs by the TSR multiplier, determined in accordance with the following table:

Annualized TSR	TSR Multiplier (1)
6.5%	—%
8%	25%
10%	50%
12%	100%
14%	125%
16%	150%

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

Note 7.   Preferred Stock

During the Company's formation, it issued 1,000 shares of its 10% cumulative redeemable preferred stock to a subsidiary of Two Harbors, which subsequently sold the shares. This preferred stock ranks, with respect to dividend rights and rights upon the Company's liquidation, dissolution or winding up, senior to the rights of holders of the Company’s common stock. The Company may issue other classes or series of capital stock in the future, including classes or series of preferred stock, and expressly designate such classes or series as ranking junior to, on parity with or senior to the 10% cumulative redeemable preferred stock. The Company may not, however, issue capital stock ranking as to dividends or rights upon the

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data and property counts)

Company's liquidation, dissolution or winding up, senior to the 10% cumulative redeemable preferred stock, without the affirmative vote or consent of two-thirds of the issued and outstanding shares of 10% cumulative redeemable preferred stock. Dividends shall accrue on a daily basis and be cumulative from the initial issue date. Dividends, if authorized by the board of directors, will be payable annually in arrears on June 30 of each year, or more frequently as determined by the board of directors. The Company has the option at any time after five years from the initial issue date of December 18, 2012 to redeem the 10% cumulative redeemable preferred stock at a redemption price of $1 per share, plus all accrued and unpaid dividends. At any time, beginning on the sixth anniversary of the initial issue date, a preferred stockholder, with adequate notice, may put their shares back to the Company, at a redemption price of $1 per share, plus all accrued and unpaid dividends.

As of both December 31, 2016 and 2015, there was $21 in preferred stock dividends included in accounts payable and accrued expenses on the consolidated balance sheets.

Note 8.  Stockholders’ Equity

Common stock

As of December 31, 2016, the Company had 35,380,034 shares of common stock outstanding. The following table presents the changes in the Company’s issued and outstanding common shares for the years ended December 31, 2016, 2015 and 2014:

Number of Common Shares
Common shares outstanding, January 1, 2014	38,561,468
Restricted stock grants, net	68,062
Repurchase and retirement of common stock	(1,917,836)
Common shares outstanding, December 31, 2014	36,711,694
Restricted stock grants, net	132,932
Repurchase and retirement of common stock	(781,439)
Common shares outstanding, December 31, 2015	36,063,187
Restricted stock grants, net	132,089
Repurchase and retirement of common stock	(815,242)
Common shares outstanding, December 31, 2016	35,380,034

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

In the years ended December 31, 2016, 2015 and 2014, the Company repurchased and retired 776,202, 770,417 and 1,912,139 common shares, respectively, under the program for a total cost of $11,281, $12,260 and $31,396, respectively, at an average purchase price of $14.53, $15.91 and $16.42, respectively, inclusive of commission.

In the years ended December 31, 2016, 2015 and 2014, respectively, the Company repurchased and retired 39,040, 11,022 and 5,697 common shares, respectively, outside of the repurchase program for a total cost of $512, $174 and $93, respectively, at an average purchase price of $13.13, $15.74 and $16.28, respectively. The shares were repurchased from certain employees, officers, directors, advisors and certain personnel of the Former Manager and the Former Manager's operating subsidiary to cover the minimum statutory tax withholding obligations related to the vesting of restricted common stock.

On September 30, 2014, the Company issued 2,231,511 common units of the Operating Partnership to acquire the Former Manager (see Note 10).

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data and property counts)

Common Stock Dividends

The following table presents cash dividends declared by the Company on its common stock for the three years ended December 31, 2016:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share
December 20, 2016	December 30, 2016	January 13, 2017	$0.13
September 22, 2016	October 3, 2016	October 14, 2016	0.13
June 21, 2016	July 1, 2016	July 15, 2016	0.13
March 23, 2016	April 4, 2016	April 15, 2016	0.13
December 17, 2015	December 28, 2015	January 8, 2016	0.13
September 25, 2015	October 6, 2015	October 16, 2015	0.12
June 17, 2015	June 29, 2015	July 10, 2015	0.12
March 25, 2015	April 6, 2015	April 17, 2015	0.09
December 18, 2014	December 29, 2014	January 9, 2015	0.06
September 4, 2014	September 22, 2014	October 3, 2014	0.04
June 19, 2014	June 30, 2014	July 11, 2014	0.03
March 13, 2014	March 24, 2014	April 4, 2014	0.03

On February 27, 2017, our board of directors declared a quarterly dividend of $0.13 per share payable on April 14, 2017, to shareholders of record on April 3, 2017.

Preferred Stock Dividends

The following table presents cash dividends declared by the Company on its 10% cumulative redeemable preferred stock for the three years ended December 31, 2016:

Declaration Date	Payment Date	Cash Dividend per Share
December 20, 2016	January 13, 2017	$24.72
September 22, 2016	October 14, 2016	24.72
June 22, 2016	June 30, 2016	25.00
March 30, 2016	April 15, 2016	26.94
January 8, 2016	January 8, 2016	22.78
September 29, 2015	October 16, 2015	26.67
June 17, 2015	June 30, 2015	23.06
March 25, 2015	April 17, 2015	27.22
January 9, 2015	January 9, 2015	26.67
October 3, 2014	October 3, 2014	22.78
June 25, 2014	June 30, 2014	26.94
April 2, 2014	April 4, 2014	23.33
January 1, 2014	January 10, 2014	24.72

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data and property counts)

Note 9.   Earnings (Loss) Per Share

The following table presents a reconciliation of net loss attributable to common stockholders and shares used in calculating basic and diluted earnings (loss) per share ("EPS") for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Net loss attributable to controlling interests	$(2,463)	$(9,375)	$(56,554)
Preferred distributions	(100)	(100)	(100)
Net loss attributable to common stockholders	$(2,563)	$(9,475)	$(56,654)
Basic and diluted weighted average common shares outstanding	35,557,636	36,209,999	38,119,971
Net loss per common share - Basic and Diluted	$(0.07)	$(0.26)	$(1.49)

A total of 2,231,511 common units were outstanding from September 30, 2014 through December 31, 2016 which have been excluded from the calculations of diluted EPS as their inclusion would not be dilutive. In addition, 102,458 performance stock units, inclusive of applicable dividend equivalent rights, have been excluded from the calculation of diluted EPS for the year ended December 31, 2016 as their inclusion would not be dilutive, even though their market conditions had been met. During the year ended December 31, 2015, 165,000 performance stock units have been excluded from the calculation of diluted EPS as their market conditions had not been met. There were no PSUs granted prior to February 12, 2015.

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

The Company recognized $39,373 in the third and fourth quarters of 2014 in connection with the Internalization, which is recorded as management internalization expense in the accompanying consolidated statements of operations and comprehensive income (loss). The Internalization expense primarily consists of the issuance of the 2,231,511 common units of the Operating Partnership with a fair value of $36,173, based on the stock price on the date of closing of $16.21. The issuance of the common units was recognized as an expense as it represented the cost of terminating the advisory management fee agreement. The remaining amounts in management internalization were attributable to transaction fees and expenses, and the assumption of certain liabilities in connection with the transaction. The Company acquired cash of $2,069 and other net liabilities of $2,067 in the transaction.

Upon Internalization, the Company assumed net operating losses and a deferred tax asset of the Former Manager's operating subsidiary. The Company has elected to have this new entity be treated for tax purposes as a TRS. See Note 4 for further detail on income taxes.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data and property counts)

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

The Company also reimbursed the Former Manager for certain general and administrative expenses, primarily related to employee compensation and certain office costs. Direct and allocated costs incurred by the Former Manager on behalf of the Company totaled $0 for both the years ended December 31, 2016 and 2015 and totaled $5,476 for the year ended December 31, 2014. As of December 31, 2016 and 2015, the Company did not have an outstanding balance due to the Former Manager and affiliates on the consolidated balance sheets.

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

     As of December 31, 2016 and 2015, the Company did not have an outstanding balance due to the Former Manager and affiliates on the consolidated balance sheets for property management and acquisition services.

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
(amounts in thousands, except share and per share data and property counts)

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

Recurring Fair Value

The Company uses Hedging Derivatives to manage its exposure to interest rate risk (refer to Note 5) and in conjunction with certain variable rate secured debt to satisfy lender requirements. The Hedging Derivatives are valued using models developed by the respective counterparty that use as their basis readily observable market parameters (such as forward yield curves).

The following table provides a summary of the aggregate fair value measurements for the Hedging Derivatives and the location within the consolidated balance sheets at December 31, 2016 and 2015, respectively:

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	December 31, 2016	Quoted Prices (Unadjusted) for Identical Assets/Liabilities (Level 1)	Quoted Prices for Similar Assets and Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Non-Designated Hedges
Interest Rate Caps	Other Assets	$245	$—	$245	$—
Cash Flow Hedges
Interest Rate Caps	Other Assets	2	—	2	—
Interest Rate Swaps	Other Assets	4,830	—	4,830	—
Total		$5,077	$—	$5,077	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	December 31, 2015	Quoted Prices (Unadjusted) for Identical Assets/Liabilities (Level 1)	Quoted Prices for Similar Assets and Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Non-Designated Hedges
Interest Rate Caps	Other Assets	$9	$—	$9	$—
Cash Flow Hedges
Interest Rate Caps	Other Assets	712	—	712	—
Total		$721	$—	$721	$—

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data and property counts)

The following table provides a summary of the effect of Hedging Derivatives on the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2016:

	Effective Portion			Ineffective Portion
Description	Amount of Gain/(Loss) Recognized in Other Comprehensive Income (Loss) on Derivative	Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
Non-Designated Hedges
Interest Rate Caps	$—	Adjustments for derivative instruments, net	$(136)	N/A	$—
Cash Flow Hedges
Interest Rate Caps	(683)	Interest Expense	(171)	N/A	—
Interest Rate Swaps	4,830	N/A	—	N/A	—
	$4,147		$(307)		$—

The following table provides a summary of the effect of Hedging Derivatives on the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2015:

	Effective Portion			Ineffective Portion
Description	Amount of Gain/(Loss) Recognized in Other Comprehensive Income (Loss) on Derivative	Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
Cash Flow Hedges
Interest Rate Caps	$(1,587)	Interest Expense	$(9)	Adjustments for derivative instruments, net	$(51)

The following table provides a summary of the effect of Hedging Derivatives on the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2014:

	Effective Portion			Ineffective Portion
Description	Amount of Gain/(Loss) Recognized in Other Comprehensive Income (Loss) on Derivative	Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
Cash Flow Hedges
Interest Rate Caps	$(291)	Interest Expense	$(1)	N/A	$(480)

As of December 31, 2016 and 2015, there were approximately $2,841 and $(1,613), respectively, in deferred gains (losses) in accumulated other comprehensive income (loss) related to Hedging Derivatives. The Company expects to recognize approximately $593 in interest expense during the year ending December 31, 2017, pertaining to the interest rate cap agreements, which will be reclassified out of accumulated other comprehensive income (loss), in accordance with the amortization schedules established upon designation of the interest rate caps as cash flow hedges. In addition, the Company expects to recognize approximately $207 into earnings during the year ended December 31, 2017, pertaining to the de-designated interest rate cap agreements (as discussed below), which will be reclassified out of accumulated other

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data and property counts)

comprehensive income (loss) into adjustments for derivative instruments, net, in accordance with the amortization schedules established upon designation of the interest rate cap agreements as cash flow hedges.

In association with the pay down of the revolving credit facility in the third quarter of 2014, the Company de-designated the three interest rate cap agreements associated with the revolving credit facility and concurrently reclassified $480 in deferred losses from accumulated other comprehensive income (loss) to income which is recorded as adjustments for derivative instruments, net on the consolidated statements of operations and comprehensive income (loss). All future gains and losses associated with these interest rate cap agreements were recorded in earnings. During the year ended December 31, 2014, the Company recorded a loss of $49 related to the change in fair value following the de-designation of the three interest rate cap agreements associated with the revolving credit facility (see Note 5).

In conjunction with the paydown of the revolving credit facility in the fourth quarter of 2015, the Company recorded a portion of the $266,100 interest rate cap agreement as ineffective. Current and future gains and losses associated with the ineffective portion of this interest rate cap agreement will be recorded as adjustments for derivative instruments, net on the consolidated statements of operations and comprehensive income (loss). During the year ended December 31, 2015, the Company recorded $51 in losses as ineffectiveness in interest rate cap agreements associated with the revolving credit facility.

In August 2016, the Company entered into a series of interest rate swaps (see Note 5) and determined they qualified for hedge accounting and designated the derivatives as cash flow hedges. In connection with entering into these interest rate swaps, the Company de-designated three interest rate cap agreements associated with the Securitization Loan. As the Company still holds a balance on the Securitization Loan, it will reclassify the balance at December 31, 2016 of $1,255 in deferred losses in accumulated other comprehensive income (loss) to earnings over the remaining life of the associated interest rate cap agreements. During the year ended December 31, 2016, the Company realized $180 in gains related to the change in fair value on the de-designated interest rate cap agreements which is recorded in adjustments for derivative instruments, net.

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

Fair Value of Other Financial Instruments

In accordance with ASC 820, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheets, for which fair value can be estimated. The following describes the Company’s methods for estimating the fair value for financial instruments. Descriptions are not provided for those items that have zero balances as of December 31, 2016 and 2015.

•
Cash, escrow deposits, resident prepaid rent and security deposits, resident rent receivable (included in other assets), accounts payable, and accrued expenses have carrying values which approximate fair value because of the short-term nature of these instruments. The Company categorizes the fair value measurement of these assets and liabilities as Level 1.

•
The Company’s revolving credit facility has a floating interest rate based on an index plus a spread and the credit spread is consistent with those demanded in the market for facilities with similar risk and maturities. Accordingly, the interest rate on this borrowing is at market and thus the carrying value of the debt approximated fair value as of December 31, 2016 and 2015. The Company categorizes the fair value measurement of this liability as Level 2.

•
The fair value of the Company's Securitization Loan was $301,582 and $293,536 as of December 31, 2016 and 2015, respectively, based on an average of market quotations. The Company categorizes the fair value measurement of this liability as Level 2.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data and property counts)

•
The Company’s 10% cumulative redeemable preferred stock had a fair value which approximates its liquidation value at December 31, 2016 and 2015. The Company categorizes the fair value measurement of this instrument as Level 2.

Note 12.    Commitments and Contingencies

Concentrations

As of December 31, 2016, approximately 61% of the Company’s properties were located in Phoenix, AZ, Tampa, FL, and Atlanta, GA, which exposes the Company to greater economic risks than if the Company owned a more geographically dispersed portfolio.

Resident security deposits

As of December 31, 2016, the Company had $12,992 in resident security deposits. Security deposits are refundable, net of any outstanding charges and fees, upon expiration of the underlying lease.

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

In the years ended December 31, 2016, 2015 and 2014 the Company incurred $890, $837 and $104, respectively, in rental expense on operating leases.

A schedule of future minimum lease payments under non-cancelable operating leases for the following years is as follows:

2017	$574
2018	445
2019	360
2020	296
2021	203
Thereafter	—
Total	$1,878

Legal and regulatory

From time to time, the Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of the Company’s business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material adverse effect on the Company’s consolidated financial statements and, therefore, no accrual has been recorded as of December 31, 2016.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data and property counts)

Note 13.  Quarterly Financial Data (Unaudited)

Following is quarterly financial data for 2016 and 2015:

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenue	$31,136	$31,488	$31,561	$32,450
Net (loss) income	(3,589)	(222)	(1,665)	2,862
Net (loss) income attributable to common stockholders	(3,404)	(234)	(1,592)	2,667
(Loss) income per share attributable to common shares - basic	$(0.09)	$(0.01)	$(0.05)	$0.08
(Loss) income per share attributable to common shares and units - diluted	$(0.09)	$(0.01)	$(0.05)	$0.07

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
Total revenue	$22,252	$30,184	$30,617	$30,641
Net loss	(3,841)	(3,886)	(1,427)	(798)
Net loss attributable to common stockholders	(3,644)	(3,686)	(1,368)	(777)
Loss per share attributable to common shares - basic and diluted	(0.10)	(0.10)	(0.04)	(0.02)

During the quarter ended December 31, 2016, the Company recorded net income attributable to common stockholders of $2,667, as such, the Company has reported diluted EPS of $0.07 for the quarter. The diluted weighted average shares outstanding during the quarter included 2,231,511 common units and 147,176 performance stock units, inclusive of applicable dividend equivalent rights, as their market conditions had been met.

During the fourth quarter of 2015, the Company recorded a tax benefit of $964 related to the reversal of a deferred tax valuation allowance for the portion of the Company’s deferred tax assets that the Company believes meets the “more-likely than not” realizability test as described in Note 4.

Note 14.  Subsequent Events

On February 27, 2017, Silver Bay Realty Trust Corp. the General Partner, and the Operating Partnership (Silver Bay Realty Trust Corp., the Operating Partnership and the General Partner collectively referred to as the “Company Parties”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Tricon Capital Group, Inc., a company incorporated under the laws of the Province of Ontario (“Tricon Ultimate Parent”), TAH Acquisition Holdings LLC, a Delaware limited liability company (“Tricon Parent”) and TAH Acquisition LP, a Delaware limited partnership (“Tricon LP” and, together with Tricon Ultimate Parent and Tricon Parent, the “Tricon Parties”). Under the Merger Agreement, Silver Bay Realty Trust Corp. will merge with and into Tricon Parent, with Tricon Parent being the surviving entity (the “Merger”). The board of directors of Silver Bay Realty Trust Corp. has unanimously approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each outstanding share of Silver Bay Realty Trust Corp. common stock, par value $0.01 per share (other than shares held by any Tricon Party or any subsidiary thereof or any wholly-owned subsidiary of the Company), will be converted into the right to receive an amount in cash equal to $21.50, without interest (as the same may be adjusted, the “Merger Consideration”), subject to any applicable withholding tax, and each outstanding share of Silver Bay Realty Trust Corp. 10% cumulative redeemable preferred stock, par value $0.01 per share, will be converted into the right to receive an amount in cash equal to $1,000 per share, plus an amount equal to all dividends accrued and unpaid on such share of preferred stock immediately prior to the Merger effective time, without interest (the “Preferred Merger Consideration”), subject to applicable withholding tax. The Merger Agreement also provides for the merger of Tricon LP with and into the Operating Partnership, with the Operating Partnership being the surviving entity (the “Partnership Merger”).

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share and per share data and property counts)

The completion of the Merger and the Partnership Merger is subject to customary conditions, including, among others: (i) approval by a majority of Silver Bay Realty Trust Corp.’s stockholders; (ii) the absence of a material adverse effect on the Company; (iii) the receipt of a tax opinion relating to REIT status of the Company and (iv) the absence of any order, action or law by a governmental authority preventing, prohibiting, enjoining or making illegal the consummation of the Merger and the Partnership Merger.

The Company anticipates the Merger and Partnership Merger will close in the second quarter of 2017.

Silver Bay Realty Trust Corp.
Schedule III — Real Estate and Accumulated Depreciation
As of December 31, 2016
(dollars in thousands)

		Encumbrances		Initial Cost to Company		Costs Capitalized Subsequent to Acquisitions		Total Cost
Market Location	Number of Owned Properties	Number of Encumbered Properties (1)	Encumbrances (1)	Land	Building	Land Improvements	Building Improvements	Land and Land Improvements	Building and Improvements	Total (2)	Accumulated Depreciation (3)	Date of Construction Range	Date Acquired
Atlanta, GA	2,949	2,922	$177,088	$68,523	$243,412	$32	$39,943	$68,555	$283,355	$351,910	$23,737	1900 - 2013	2012 - 2016
Phoenix, AZ	1,422	1,422	137,502	34,070	136,484	23	33,187	34,093	169,671	203,764	23,526	1944 - 2010	2012 - 2013
Tampa, FL	1,136	1,098	95,552	30,872	104,533	114	29,340	30,986	133,873	164,859	16,404	1941 - 2010	2012 - 2016
Charlotte, NC	689	671	36,782	15,957	63,237	9	7,020	15,966	70,257	86,223	5,323	1941 - 2013	2012 - 2016
Orlando, FL	522	490	29,548	12,171	48,954	22	10,136	12,193	59,090	71,283	5,544	1937 - 2012	2012 - 2016
Dallas, TX	511	493	32,682	11,643	44,963	38	12,448	11,681	57,411	69,092	5,623	1958 - 2010	2012 - 2016
Jacksonville, FL	451	418	28,268	11,937	35,005	6	12,732	11,943	47,737	59,680	4,349	1944 - 2009	2013 - 2015
Northern CA	381	381	36,749	14,943	47,608	79	10,482	15,022	58,090	73,112	8,179	1909 - 2006	2012 - 2013
Las Vegas, NV	290	290	28,593	2,064	32,916	—	6,429	2,064	39,345	41,409	5,624	1970 - 2009	2012 - 2014
Columbus, OH	284	284	18,741	4,468	18,032	—	10,881	4,468	28,913	33,381	3,284	1947 - 2009	2013 - 2014
Tucson, AZ	209	208	12,819	2,673	10,266	10	4,736	2,683	15,002	17,685	2,208	1940 - 2008	2012 - 2013
Southeast FL	200	142	12,925	7,290	19,511	12	10,612	7,302	30,123	37,425	2,662	1950 - 2005	2013 - 2015
	9,044	8,819	$647,249	$216,611	$804,921	$345	$187,946	$216,956	$992,867	$1,209,823	$106,463

(1)
Encumbrances include the number of properties pledged under the revolving credit facility and the number of properties secured by first priority mortgages under the Securitization Loan, as well as the aggregate value of outstanding debt attributable to such properties, excluding the original issue discount. There are 87 properties in various markets classified as assets held for sale as of December 31, 2016 that are encumbered under the Company's revolving credit facility and Securitization Loan for an aggregate total of $9.0 million that have been excluded from Schedule III.

(2)	The gross aggregate cost of total real estate for federal income tax purposes was approximately $1,217,745 at December 31, 2016 (unaudited).

(3)	Depreciation of building and improvements is computed on the straight-line basis over the estimated useful life of 3 to 27.5 years, with no salvage value.

The changes in investments in real estate for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Balance, beginning of year	$1,209,684	$948,370	$776,304
Acquisition of real estate	44,037	273,266	136,045
Improvements	14,157	24,299	38,188
Dispositions and other (1)	(58,055)	(36,251)	(2,167)
Balance, end of year	$1,209,823	$1,209,684	$948,370

The changes in accumulated depreciation for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Balance, beginning of year	$74,907	$43,150	$18,897
Depreciation expense	35,962	33,617	24,281
Dispositions and other (1)	(4,406)	(1,860)	(28)
Balance, end of year	$106,463	$74,907	$43,150

(1)	Includes assets transferred to held for sale.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

None.
PART III

Item 10.            Directors, Executive Officers and Corporate Governance.

The information called for by this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders under the captions "Election of Directors," "Corporate Governance and Board Matters," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers," which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2016.

Item 11.            Executive Compensation.

The information called for by this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders under the captions "Executive Officers - Executive Compensation," "Director Compensation" and "Corporate Governance and Board Matters," which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2016.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For information regarding securities authorized for issuance under our equity compensation plan, see Part II, Item 5 of this report. Other than such information, the information called for by this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders under the caption "Security Ownership of Management and Certain Beneficial Owners," which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2016.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders under the captions "Corporate Governance and Board Matters" and "Related Party Transactions," which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2016.

Item 14.    Principal Accounting Fees and Services.

The information called for by this Item is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders under the caption "Ratification of Selection of Independent Registered Public Accounting Firm - Auditor Fees," which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2016.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1)                  Financial Statements: The following financial statements are included in Item 8 herein:

Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014

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

Item 16.    Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BAY REALTY TRUST CORP.

Date:	February 28, 2017	By:	/s/ Thomas W. Brock
Thomas W. Brock
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas W. Brock	President, Chief Executive Officer and Director	February 28, 2017
Thomas W. Brock	(Principal Executive Officer)

/s/ Julie M. Ellis	Chief Accounting Officer	February 28, 2017
Julie M. Ellis	(Principal Financial Officer and Principal Accounting Officer)

/s/ Irvin R. Kessler	Chairman of the Board of Directors	February 28, 2017
Irvin R. Kessler

/s/ Daryl J. Carter	Director	February 28, 2017
Daryl J. Carter

/s/ Tanuja M. Dehne	Director	February 28, 2017
Tanuja M. Dehne

/s/ Stephen G. Kasnet	Director	February 28, 2017
Stephen G. Kasnet

/s/ Thomas Siering	Director	February 28, 2017
Thomas Siering

/s/ W. Reid Sanders	Director	February 28, 2017
W. Reid Sanders

/s/ Mark Weld	Director	February 28, 2017
Mark Weld

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
2.1*	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., and Two Harbors Operating Company LLC, dated December 4, 2012.	S-11/A	333-183838	2.1	December 12, 2012
2.2*	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Polar Cactus LLC, dated December 4, 2012.	S-11/A	333-183838	2.2	December 12, 2012
2.3*	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Polar Cactus II LLC, dated December 4, 2012.	S-11/A	333-183838	2.3	December 12, 2012
2.4*	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Cool Willow LLC, dated December 4, 2012.	S-11/A	333-183838	2.4	December 12, 2012
2.5*	Agreement and Plan of Merger by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., SB RESI I Merger Sub LLC and Provident Residential Real Estate Fund LLC, dated December 4, 2012.	S-11/A	333-183838	2.5	December 12, 2012
2.6*	Agreement and Plan of Merger by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., SB RESI II Merger Sub LLC and Resi II LLC.	S-11/A	333-183838	2.6	December 12, 2012
2.7*	Representation, Warranty and Indemnification Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and Provident Real Estate Advisors LLC, dated December 4, 2012.	S-11/A	333-183838	2.7	December 12, 2012
2.8*	Contribution Agreement dated as of August 3, 2014 among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., Pine River Domestic Management L.P., Provident Real Estate Advisors LLC, and PRCM Real Estate Advisers LLC.	8-K	001-35760	2.1	August 4, 2014
2.9*	Real Estate Sales Contract, dated as of February 18, 2015, between The American Home Real Estate Investment Trust, Inc. and 2015A Property Owner LLC	10-Q	001-35760	2.2	May 7, 2015
2.10*	Amendment dated June 1, 2015 to Real Estate Sales Contract dated as of February 18, 2015 with The American Home Real Estate Investment Trust, Inc.	10-Q	001-35760	2.3	August 6, 2015
2.11*	Amendment dated July 1, 2015 to Real Estate Sales Contract dated as of February 18, 2015 with The American Home Real Estate Investment Trust, Inc.	10-Q	001-35760	2.4	November 5, 2015
2.12*	Amendment dated September 1, 2015 to Real Estate Sales Contract dated as of February 18, 2015 with The American Home Real Estate Investment Trust, Inc.	10-Q	001-35760	2.5	November 5, 2015
2.13*	Amendment dated October 1, 2015 to Real Estate Sales Contract dated as of February 18, 2015 with The American Home Real Estate Investment Trust, Inc.	10-Q	001-35760	2.6	November 5, 2015
2.14*	Amendment dated December 15, 2015 to Real Estate Sales Contract dated as of February 18, 2015 with The American Home Real Estate Investment Trust, Inc.	10-K	001-35760	2.14	February 25, 2016
3.1	Articles of Amendment and Restatement of Silver Bay Realty Trust Corp.	10-K	001-35760	3.1	March 1, 2013

3.2	Amended and Restated Bylaws of Silver Bay Realty Trust Corp.	10-K	001-35760	3.2	February 25, 2016
3.3	Articles Supplementary for Cumulative Redeemable Preferred Stock of Silver Bay Trust Corp.	10-K	001-35760	3.3	March 1, 2013
4.1	Specimen Common Stock Certificate of Silver Bay Realty Trust Corp.	S-11/A	333-183838	4.1	November 23, 2012
4.2	Registration Rights Agreement by and among Silver Bay Realty Trust Corp. and certain holders of common units in Silver Bay Operating Partnership L.P., dated September 30, 2014.	10-K	001-35760	4.5	February 26, 2015
10.1	Amended and Restated Limited Partnership Agreement of Silver Bay Operating Partnership L.P.	10-K	001-35760	10.1	March 1, 2013
10.2	Amendment to Limited Partnership Agreement and Continuation of Business between Silver Bay Operating Partnership L.P., Silver Bay Management LLC and Silver Bay Realty Trust Corp.	10-Q	001-35760	10.4	August 7, 2014
10.3**	Silver Bay Realty Trust Corp. 2012 Equity Incentive Plan.	S-11/A	333-183838	10.8	December 4, 2012
10.4**	Form of Restricted Stock Agreement under the 2012 Equity Incentive Plan.	10-K	001-35760	10.8	March 1, 2013
10.5**	Form of Performance-Based Share Unit Agreement under the 2012 Equity Incentive Plan.	8-K	001-35760	10.1	February 19, 2015
10.6	Form of Indemnification Agreement by and between Silver Bay Realty Trust Corp. and certain officers and directors.	S-11/A	333-183838	10.10	November 23, 2012
10.7	Silver Bay Realty Trust Corp. Amended and Restated Director Compensation Policy.	10-Q	001-35760	10.6	August 8, 2013
10.8	Amended and Restated Revolving Credit Agreement, dated as of February 18, 2015, among Silver Bay Operating Partnership L.P., several property owners party thereto, SB Financing Trust Owner LLC, U.S. Bank National Association, Bank of America, National Association, JPMorgan Chase Bank, National Association and the lenders party thereto.	10-Q	001-35760	10.1	May 7, 2015
10.9	Joinder Agreement dated as of April 1, 2015 adding new borrowers to the Amended and Restated Revolving Credit Agreement dated as of February 18, 2015.	10-Q	001-35760	10.1	August 6, 2015
10.10	First Amendment dated as of October 20, 2015 to the Amended and Restated Revolving Credit Agreement dated as of February 18, 2015.	10-Q	001-35760	10.1	November 5, 2015
10.11	Loan Agreement dated as of August 12, 2014 between SBY 2014-1 Borrower LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender.	8-K	001-35760	10.1	August 18, 2014
10.12	Consent and Joinder Agreement dated October 4, 2016 among the property owners party thereto, each as borrower, Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., SB Financing Trust Owner LLC, and SB Financing Trust, each as guarantor, and Bank of America, National Association as agent on lender and JPMorgan Chase Bank, National Association, as lender.	10-Q	001-35760	10.1	November 3, 2016
10.13	Second Amendment dated as of February 22, 2017 to the Amended and Restated Revolving Credit Agreement dated as of February 18, 2015.
10.14	Separation Agreement and Release dated October 7, 2016 with Christine Battist.	10-Q	001-35760	10.2	November 3, 2016
10.15**	Silver Bay Realty Trust Corp. Restated 2012 Equity Incentive Plan	8-K	001-35760	10.1	May 19, 2016

10.16**	Form of Restricted Stock Agreement under the Silver Bay Realty Trust Corp. Restated 2012 Equity Incentive Plan	8-K	001-35760	10.2	May 19, 2016
10.17**	Form of Performance-Based Restricted Stock Unit Award Agreement under the Silver Bay Realty Trust Corp. Restated 2012 Equity Incentive Plan	10-Q	001-35760	10.3	August 4, 2016
10.18**	Offer Letter for Thomas W. Brock	10-Q	001-35760	10.4	August 4, 2016
10.19**	Transition Services, Separation Agreement and Release dated January 19, 2016 with David N. Miller	10-Q	001-35760	10.1	May 5, 2016
10.20**	Form of Severance and Change in Control Agreement with each executive officer	10-Q	001-35760	10.2	May 5, 2016
10.21**	Form of Restricted Stock Agreement under the Silver Bay Realty Trust Corp. 2012 Equity Incentive Plan	10-Q	001-35760	10.3	May 5, 2016
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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