Form 10-K/A
period 2016-12-31
Silver Bay Realty Trust Corp.
filed 2017-04-28
CIK 1557255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated			Smaller reporting	Emerging growth
filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	company ☐	company ☒
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $600 million based on the closing sale price as reported on the NYSE on June 30, 2016.

As of February 16, 2017, 35,471,905 shares of common stock, par value $0.01 per share, of Silver Bay Realty Trust Corp. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Silver Bay Realty Trust Corp. is amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the Securities and Exchange Commission (“SEC”) on February 28, 2016 (“Original Annual Report”), for the sole purpose of including information in Part III, Items 10-14 and to update the Exhibit Index. This amendment does not amend or otherwise update any other information in the Original Annual Report. Accordingly, this amendment should be read in conjunction with the Original Annual Report and our filings with the SEC subsequent to the Original Annual Report.

PART III

Item 10.            Directors, Executive Officers and Corporate Governance.

Board of Directors

Set forth below are the names, ages, and certain biographical information relating to our current directors, including specific experience, qualifications, attributes and skills that led to the conclusion that each director should serve as a member of our Board of Directors.

Name and Year First Elected as a Director	Age	Background Information
Thomas W. Brock (2012)	69

Thomas W. Brock was appointed to our Board of Directors in connection with our initial public offering and served as our lead independent director until January 19, 2016 when he became our Interim President and Chief Executive Officer. He was appointed our permanent President and Chief Executive Officer on June 26, 2016. From 2006 until the end of 2012, Mr. Brock was the Chief Executive Officer of Stone Harbor Investment Partners, a fixed income investment manager focused on credit and multi-sector allocation strategies and, in that role, served as a trustee of a Stone Harbor’s closed-end fund and five of Stone Harbor’s open-end funds. Mr. Brock currently serves as a director of Liberty All-Star Growth Fund, Inc. and as a trustee of Liberty All-Star Equity Fund, each a closed end fund, and has served in those roles since 2005. Mr. Brock currently serves as an independent trustee of EQ Advisors Trust and has served in this role since January 1, 2016. Prior to joining Stone Harbor Investment Partners, Mr. Brock was an adjunct professor of Finance at Columbia University Graduate School of Management from 1998 to 2005, where he taught courses relating to money management and investment banking. From 1974 to 1998, Mr. Brock held various positions with Salomon Brothers Inc., including Chief Executive Officer of Salomon Brothers Asset Management, Chief Administrative Officer, and Director of Global Research. Mr. Brock received an M.B.A. from Northwestern University Kellogg School of Management and a B.S. from Miami University. We believe Mr. Brock is a qualified director based on his experience in investment management and financial analysis.

Daryl J. Carter (2013)	61

Daryl J. Carter was appointed to our Board of Directors on July 17, 2013. Mr. Carter founded and since 2007 has been the Chairman and Chief Executive Officer of Avanath Capital Management, LLC, an investment firm focused on conventional and affordable multi-family investments. Mr. Carter is also a Managing Partner of McKinley-Avanath, a property management company. Mr. Carter currently serves as a trustee of Whitestone REIT [NYSE: WSR], a real estate investment trust engaged in the ownership and operation of commercial properties, and Paragon Real Estate Equity and Investment Trust, a formerly listed company currently operating as a shell company. He also serves as a director of The Olson Company, a Southern California homebuilding company, and RREEF America III, a private real estate investment trust. From 2005 to 2007, Mr. Carter was an Executive Managing Director leading the Commercial Real Estate Group of Centerline Capital Group (“Centerline”), a subsidiary of Centerline Holding Company, and was President of American Mortgage Acceptance Corporation, a then publicly-held, commercial mortgage lender managed by Centerline. In 1992, Mr. Carter co-founded Capri Capital Finance (“CCF”), and Capri Capital Advisors, serving as Co-Chairman of each until CCF was acquired by Centerline in 2005. Mr. Carter serves as Chairman of the National Multifamily Housing Council and on the Visiting Committee of the Massachusetts Institute of Technology Sloan School of Management. He has also served as Chairman of the Commercial Board of Governors of the Mortgage Bankers Association. Mr. Carter holds dual Masters Degrees in Architecture and Management from the Massachusetts Institute of Technology and a Bachelor of Science degree in Architecture from the University of Michigan. We believe Mr. Carter is a qualified director because of his extensive experience as an executive and investor in the real estate industry and his past and current experience as a director of other public companies.

Name and Year First Elected as a Director	Age	Background Information
Tanuja M. Dehne (2012)	45

Tanuja M. Dehne was appointed to our Board of Directors in connection with our initial public offering. From 2014 through April 2016, Ms. Dehne was the Executive Vice President and Chief Administrative Officer and Chief of Staff of NRG Energy, Inc. [NYSE: NRG], a publicly listed power generation and retail electricity company. In this role, Ms. Dehne oversaw NRG’s Human Resources, Information Technology, Communications, Corporate Marketing and Sustainability Departments, including the company’s charitable giving program, M&A integrations and Big Data Analytics. She was responsible for shaping and guiding NRG’s vision and narrative, ensuring that all messaging to internal and external stakeholders was consistent with and supported the execution of NRG’s strategic plan. Prior to these positions, Ms. Dehne was the Senior Vice President, Human Resources of NRG since 2011 where she led NRG’s Human Resources department, which handled all HR functions - including talent management, organizational development, benefits, compensation, labor and employee relations, payroll and HR information systems - for more than 8,000 employees. Under her leadership, the department received recognition as Delaware Valley’s 16th Annual HR Department of the Year for service excellence and strategic impact on the company. From 2004 to 2011, Ms. Dehne served as the Corporate Secretary of NRG, leading corporate governance and corporate transactions, including financing, mergers and acquisitions, public and private securities offerings, securities and stock exchange matters, and reporting compliance. Prior to joining NRG, Ms. Dehne practiced corporate law as a member of Saul Ewing LLP’s business department. Ms. Dehne received a J.D. from Syracuse University, an M.A. from the University of Pennsylvania and a B.A. from Lafayette College. We believe Ms. Dehne is a qualified director because of her broad public-company experience, including her knowledge of corporate governance, securities law, human resources and complex transactions.

Stephen G. Kasnet (2012)	71

Stephen G. Kasnet was appointed to our Board of Directors in connection with our initial public offering. Mr. Kasnet is the vice-chair, lead independent director and chair of the audit committee of Two Harbors Investment Corp. [NYSE: TWO]. Mr. Kasnet’s original appointment was made pursuant to contractual rights of Two Harbors granted in connection with our acquisition of a subsidiary of Two Harbors simultaneously with the closing of our initial public offering. Mr. Kasnet’s nomination for election as a director at our 2014 and subsequent annual meetings has not been made pursuant to any contractual right. Mr. Kasnet was also a director of Columbia Laboratories, Inc., a specialty pharmaceuticals company [NASDAQ: CBRX], now Juniper Pharmaceuticals, from August 2004 to June 2015, including as Chairman of the Board from November 2004 to June 2015. From 2007 to 2009, Mr. Kasnet was the Chairman of Dartmouth Street Capital LLC, a private investment firm. He was also the President and Chief Executive Officer of Raymond Property Company LLC, a real estate company, from 2007 through October 2009. From 2000 to 2006, he was President and Chief Executive Officer of Harbor Global Company, Ltd., an asset management, natural resources and real estate investment company, and President of the PIOglobal, a Russian real estate investment fund. From 1995 to 1999, Mr. Kasnet was a director and member of the Executive Committee of The Bradley Real Estate Trust. He was Chairman of Warren Bank from 1990 to 2003. Mr. Kasnet has also held senior management positions with other financial organizations, including Pioneer Group, Inc., First Winthrop Corporation and Winthrop Financial Associates, and Cabot, Cabot and Forbes. He serves as Chairman of the Board of Rubicon Ltd., a forestry company, as a director of Tenon Ltd., a wood products company, as a director of First Ipswich Bancorp, a bank owned by Brookline Bancorp, and as a director of GoodBulk, Ltd., a cargo company. He is also a trustee of the board of the Governor’s Academy, a private coed boarding high school in Byfield, Massachusetts. Mr. Kasnet received a B.A. from the University of Pennsylvania. We believe Mr. Kasnet is a qualified director based on his audit committee experience, his real estate knowledge and his past and current experience as a director of other public companies.

Name and Year First Elected as a Director	Age	Background Information
Irvin R. Kessler (2012)	61

Irvin R. Kessler was appointed to our Board of Directors in connection with our initial public offering and serves as Chairman. Prior to the internalization of our management, Mr. Kessler was the one-third owner of our former external manager, PRCM Real Estate Advisers LLC (the “Former Manager”), and is Chief Executive Officer and managing member of Provident Real Estate Advisors LLC (“Provident”), the managing member of five limited liability companies (the “Provident Entities”), that we acquired simultaneously with the closing of our initial public offering. Mr. Kessler formed Provident in June 2007 and through it and the Provident Entities began to implement a strategic residential real estate investment strategy with hubs in Minnesota, Arizona, Nevada, Florida and Georgia. Mr. Kessler served as the Chief Executive Officer of the Former Manager from January 2012 to September 2012 and helped oversee the build out of the Former Manager’s operational capabilities. Mr. Kessler has extensive experience as an investor in a variety of asset classes. From 2003 through 2012, Mr. Kessler opened multiple funds focused on varying investment strategies. In 1994 and 1995, he co-founded Deephaven Capital Management, a hedge fund management company, and Arbitrade LLC, an options market making firm, respectively; he served as Chief Investment Officer and Chief Executive Officer from 1998 until retiring in 2001 and selling the parent company of both firms to Knight Trading Group in 2000. Mr. Kessler was also a director on the boards of the Chicago Board Options Exchange (“CBOE”), and the Cincinnati Stock Exchange beginning in 1988. Prior to that, Mr. Kessler was a floor trader on various Chicago Exchanges, including CBOE, the Chicago Board of Trade and the Chicago Mercantile Exchange. We believe Mr. Kessler is a qualified director because of his experience investing in and overseeing the management of single-family properties. We also believe Mr. Kessler is a qualified director because of his general investment expertise.

W. Reid Sanders	67

W. Reid Sanders was appointed to our Board of Directors on August 2, 2016. Mr. Sanders currently serves as the President of Sanders Properties, Inc., a real estate company. Mr. Sanders is also a director, member of the audit committee, member of the compensation committee, and member of the risk oversight committee of Two Harbors Investment Corp. (NYSE: TWO), a Maryland corporation focused on investing, financing and managing residential mortgage-backed securities and related investments. He also serves as a director and member of the audit committee and investment committee of Mid-America Apartment Communities, Inc. (NYSE: MAA), a Delaware real estate investment trust that owns and operates apartment complexes. Mr. Sanders is also a member of the board, executive committee and compensation committee of Independent Bank, a bank holding company; serves on the investment committee at Cypress Realty, a commercial real estate company; and is on the advisory board of SSM Venture Partners III, L.P., a private venture capital firm. He is the former chairman of the board of Two Rivers Capital Management, and his former directorships include Harbor Global Company Ltd., an asset management, natural resources and real estate investment company, PioGlobal Asset Management, a Russian private investment management company, The Pioneer Group Inc., a global investment management firm, and TBA Entertainment Corporation, a strategic communications and entertainment marketing company. Mr. Sanders was the co-founder and former Executive Vice President of Southeastern Asset Management, and the former President of Longleaf Partners Mutual Funds, a family of funds in Memphis from 1975 to 2000. He served as an Investment Officer at First Tennessee Investment Management, the investment management division of First Horizon National Corporation, from 1973 to 1975. Mr. Sanders worked in Credit Analysis and Commercial Lending at Union Planters National Bank from 1971 to 1972. Mr. Sanders is a trustee of the Hugo Dixon Foundation, the Dixon Gallery and Gardens, the Hutchison School, Rhodes College, and the Tennessee Shakespeare Company, and is a former trustee of The Jefferson Scholars Foundation and the Campbell Clinic Foundation. He received a B.A. in Economics from the University of Virginia. We believe Mr. Sanders is a qualified director because of his experience in real estate investments and his public company expertise.

Name and Year First Elected as a Director	Age	Background Information
Thomas Siering (2012)	57

Thomas Siering was appointed to our Board of Directors in connection with our initial public offering. Mr. Siering is the Chief Executive Officer and a director of Two Harbors Investment Corp. [NYSE: TWO], a Partner of Pine River Capital Management L.P. and a director of the Pine River Foundation. Prior to joining Pine River in 2006, Mr. Siering was head of the Value Investment Group at EBF & Associates, a private investment firm, from 1989 until 2006. During that period, he was also the manager for Merced Partners, LP, a private investment firm, and Tamarack International Limited, a closed end, non-diversified investment management company. Mr. Siering was named a Partner at EBF & Associates in 1997. Mr. Siering joined EBF & Associates in 1989 as a trader. From 1987 to 1989, Mr. Siering held various positions in the Financial Markets Department at Cargill, Inc. From 1981 until 1987, Mr. Siering was employed in the Domestic Soybean Processing Division at Cargill in both trading and managerial roles. Mr. Siering holds a B.B.A. from the University of Iowa with a major in Finance. We believe Mr. Siering is a qualified director because of his investment and public company management expertise.

Mark Weld (2017)	62

Mark Weld was appointed to our Board of Directors on January 4, 2017. Mr. Weld has nearly 40 years of experience as an active real estate investor, developer and manager throughout the United States with a specific focus on both discretionary and non-discretionary investment programs on behalf of major public and private pension fund clients. For 20 years, Mr. Weld was an equity partner and Managing Director at Clarion Partners, directing its New England regional headquarters in Boston, in addition to being responsible for all private market acquisition activities in the area. He also served as portfolio manager on behalf of a number of public and private pension fund clients making and managing investments in all major property types and markets throughout the United States totaling in excess of $10 billion. Prior to retiring from Clarion Partners in 2015, Mr. Weld’s investment activity included high-rise, market dominant office acquisitions and development projects in Houston, Seattle, Washington DC and New York with an aggregate value in excess of $3 billion. Mr. Weld also directed a portfolio of ten market dominant regional malls throughout the country, including the Natick Mall in suburban Boston, MA and the Glendale Galleria in Glendale, CA. Mr. Weld was also a key member of the Clarion team responsible for the 2015 acquisition of Gables Residential, a private owner, developer and manager of over 30,000 apartment units. Prior to joining Clarion Partners, Mr. Weld held senior positions at three prominent real estate owner/development/management firms, in each case directing the acquisition, development and management of national portfolios. He serves as a Director for the Boch Center (formerly the Citi Performing Arts Center), a nonprofit innovator and steward of iconic venues, providing arts, entertainment, cultural, and educational experiences to a broad based constituency. Mr. Weld is an honors graduate of Dartmouth College with a degree in Economics. We believe Mr. Weld is a qualified director because of his extensive experience in real estate investments and private capital raising.

Executive Officers

Set forth below are the names, ages, and certain biographical information relating to our current executive officers.  The business address of each executive officer is Silver Bay Realty Trust Corp., 3300 Fernbrook Lane North, Suite 210, Plymouth, MN 55447.

Name	Age	Background Information
Thomas W. Brock	69	Biographical information for Thomas W. Brock, our Chief Executive Officer, is provided above under “Board of Directors” on page 3.

Daniel J. Buechler	38

Daniel J. Buechler has served as our General Counsel and Secretary since September 30, 2014. Prior to this appointment, Mr. Buechler served as a Vice President, Corporate Counsel at Pine River Capital Management L.P. since February 2012 where he was dedicated to providing legal services to Silver Bay. In this role, Mr. Buechler was part of the Company’s management team; oversaw the Company’s day-to-day legal needs, including matters related to corporate governance and securities laws; assisted in the development of the Company’s compliance program; and served as the lead in-house attorney for major transactions. Prior to joining Pine River Capital Management L.P., Mr. Buechler was an attorney at the law firm of Oppenheimer Wolff & Donnelly LLP. He received a J.D. from the University of Minnesota Law School and a B.A. from the University of Minnesota.

Julie M. Ellis	43

Julie M. Ellis has served as our Chief Accounting Officer since February 15, 2016. Prior to this appointment, Ms. Ellis served as Corporate Controller for the Company since September 2012, first as an employee of Pine River Capital Management L.P. and then as an employee of the Company following the internalization of the Company’s advisory manager on September 30, 2014. Ms. Ellis has spent the breadth of her career in financial reporting and accounting roles. From 2009 to 2012, she served in various financial roles, including International Controller at Merrill Corporation, a privately held company. From 2007 to 2009, Ms. Ellis worked as a consultant on Sarbanes-Oxley implementations and internal audit engagements for various real estate companies. From 2004 to 2007, Ms. Ellis served as Director of Internal Audit for America First Apartment Investors, Inc. a multi-family REIT previously traded on NASDAQ, where she led the company’s inaugural Sarbanes-Oxley design and implementation and also served as Corporate Controller. Prior to 2004, Ms. Ellis worked in public accounting for nine years with both Deloitte & Touche, LLP and Hamilton Misfeldt & Company. Ms. Ellis graduated from St. Cloud State University with a B.S. in Accounting and is a certified public accountant.

Lawrence B. Shapiro	60

Lawrence B. Shapiro is our Chief Operating Officer. Mr. Shapiro has served as our Chief Operating Officer since December 2013. Prior to his appointment as Chief Operating Officer, Mr. Shapiro served as Executive Vice President for Acquisitions for Silver Bay Property Corp. since its formation in December 2011. In this role, he led acquisitions for our predecessor, Silver Bay Property Investment LLC (formerly Two Harbors Investment LLC) and the Company. He also expanded his responsibilities to manage the Company’s renovation activities starting in June 2013. From 2007 until joining Silver Bay Property Corp., Mr. Shapiro served as President of Provident, where he led the acquisition, renovation, and leasing activities for the Provident Entities. From 1991 to 2000, Mr. Shapiro served as Chief Financial Officer for Rottlund Homes, a residential home builder that previously traded on the American Stock Exchange. From 2006 to 2007, Mr. Shapiro served as Chief Financial Officer of JMS Companies, a diversified real estate firm. Mr. Shapiro holds a M.B.A. from the University of Wisconsin and a B.S. in Business in Accounting from the University of Minnesota.

Griffin P. Wetmore	32

Griffin P. Wetmore has served as our Executive Vice President of Finance since February 15, 2016. Prior to this appointment, Mr. Wetmore served us in various roles since January 2012, including as Director of Business Development, first as an employee of Pine River Capital Management L.P. and then as an employee of the Company following the internalization of the Company’s advisory manager on September 30, 2014. In these roles, Mr. Wetmore was part of the Company’s management team; provided business development and capital markets services to Silver Bay; and helped to execute Silver Bay’s financing strategies and M&A transactions. Prior to joining Pine River Capital Management L.P., Mr. Wetmore was an Associate at the investment bank Credit Suisse. He received a B.A. in Economics from the University of Chicago.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the disclosure requirements of Item 405 of SEC Regulation S-K require that our directors and executive officers, and any persons holding more than 10% of our common stock (“10% holders”), file reports of ownership and changes in ownership with the SEC. Officers, directors and 10% holders are required by Item 405 of Regulation S-K to furnish us with copies of all Section 16(a) forms that they file. To our knowledge, based solely on a review of the copies of such reports furnished to us or written representations from reporting persons that all reportable transactions were reported, we believe that during the fiscal year ended December 31, 2016, all reports required to be filed pursuant to Section 16(a) by such executive officers, directors and 10% holders were timely filed.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our officers, directors and employees. Among other matters, our Code of Business Conduct and Ethics is designed to detect and deter wrongdoing and to promote:

•                  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•                  full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;

•                  compliance with applicable governmental laws, rules and regulations;

•                  prompt internal reporting of violations of the Code of Business Conduct and Ethics to appropriate persons identified in the Code; and

•                  accountability for adherence to the Code of Business Conduct and Ethics.

Any waiver of the Code of Business Conduct and Ethics for our executive officers or directors may be made only by our Board of Directors or a committee thereof and will be promptly disclosed as required by law or stock exchange regulations. We intend to disclose in the Investor Relations section of our website at www.silverbayrealtytrustcorp.com any amendment to, or waiver from, our Code of Business Conduct and Ethics that are required to be disclosed by the rules of the SEC or the NYSE.

Audit Committee

Our Board of Directors has formed an Audit Committee. The Audit Committee is responsible for engaging our independent certified public accountants, preparing Audit Committee reports, reviewing with the independent certified public accountants the plans and results of the audit engagement, approving professional services provided by the independent certified public accountants, reviewing the independence of the independent certified public accountants, considering the range of audit and non-audit fees and reviewing the adequacy of our internal controls.

The Audit Committee is, and will at all times be, composed exclusively of “independent directors” as defined under the NYSE listing standards and who otherwise meet the NYSE listing standards.  Messrs. Carter and Kasnet and Ms. Dehne serve on the Audit Committee.  Each member of the Audit Committee is also financially literate, in that each of them is able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, a listed company must certify that its audit committee has and will continue to have at least one member who is financially sophisticated in that he or she has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The Board of Directors has determined that Mr. Kasnet meets the financial sophistication requirements of the NYSE and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

The Audit Committee’s purpose and responsibilities are more fully set forth in its charter, which is available under “Governance Documents” in the Investor Relations section of our website at www.silverbayrealtytrustcorp.com.

Item 11.            Executive Compensation.

The following section provides information with respect to the compensation of our named executive officers for 2016. Our named executive officers for 2016 were:

Name	Principal Position
Thomas W. Brock	President and Chief Executive Officer
Lawrence B. Shapiro	Chief Operating Officer
Daniel J. Buechler	General Counsel and Secretary
David N. Miller (1)	Former President and Chief Executive Officer
Christine Battist (2)	Former Chief Financial Officer and Treasurer

(1)           Resigned as President and Chief Executive Officer on January 19, 2016

(2)           Removed as Chief Financial Officer and Treasurer on September 29, 2016

Summary Compensation Table

The Summary Compensation Table below sets forth disclosure for our named executive officers. The amounts in the Summary Compensation Table are calculated and disclosed according to SEC reporting requirements. Salary and Bonus compensation amounts are reflective of the compensation earned during the fiscal year. Stock awards reflect awards with a grant date during the fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	All Other Compensation ($)(3)(4)	Total ($)
Thomas W. Brock, (1)	2016	$576,923	$225,000	$945,600	$576	$1,748,099
President and Chief Executive Officer	2015	—	—	—	—	—

Lawrence B. Shapiro,	2016	$250,000	$350,000	$249,997	$16,476	$866,473
Chief Operating Officer	2015	$250,000	$325,000	$435,003	$17,096	$1,027,099

Daniel J. Buechler,	2016	$250,000	$220,000	$149,998	$16,476	$636,474
General Counsel and Secretary	2015	$250,000	$215,000	$275,005	$17,096	$757,101

David N. Miller,	2016	$76,981	—	—	$1,411,787	$1,488,768
Former President and Chief	2015	$400,000	—	$1,070,000	$12,065	$1,482,065
Executive Officer(1)

Christine Battist,	2016	$204,240	—	$114,992	$437,839	$757,071
Former Chief Financial Officer	2015	$250,000	$225,000	$290,007	$16,658	$781,665
and Treasurer

(1)                             Mr. Brock was appointed Interim President and Chief Executive Officer effective January 19, 2016 and permanent President and Chief Executive Officer on June 21, 2016.

(2)                             Amounts represent the aggregate grant date fair value of awards made each fiscal year, as computed in accordance with FASB ASC Topic 718. For additional information regarding the valuation assumptions, refer to Note 6 of our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016. Fair value for restricted stock is calculated using the closing price of our common stock on the grant date. Fair value for the PSUs was estimated on the date of grant using a multifactor Monte Carlo simulation model, which estimated the value of each PSU based on the probable outcome of performance conditions. The maximum grant date fair value of the PSUs assuming that the highest level of performance conditions are achieved is as follows:

Name	2015	2016
Thomas W. Brock	—	$2,002,800
Lawrence B. Shapiro	$939,600	—
Daniel J. Buechler	$783,000	—
David N. Miller	$1,879,200	—
Christine Battist	$783,000	—

(3)                             Amounts reported for 2016 include 401(k) match payments made in 2016 in the following amounts: Mr. Shapiro - $15,900; Mr. Buechler - $15,900; and Ms. Battist - $15,900. Amounts reported for 2015 include 401(k) match payments made in 2015 in the following amounts: Mr. Shapiro - $15,900; Mr. Buechler - $15,900; Mr. Miller - $10,869; and Ms. Battist - $15,462.

(4)                             Amounts reported for 2016 include separation payments of $1.4 million for Mr. Miller and $418,288 for Ms. Battist.

Executive Compensation Overview

Our compensation programs are structured to align the interests of our executive officers with the interests of our stockholders. These programs are designed to attract, retain, and motivate a talented management team and to provide a framework that encourages attainment of the Company’s strategic goals and favorable financial results and stockholder returns over the long term. We pursue this alignment with stockholders through a pay-for-performance philosophy in which a mix of variable equity and cash compensation represents a significant component of an executive officer’s total potential compensation.

Components of Executive Compensation

Our compensation programs use a combination of the following pay components:

Base Salary

Base salaries are designed to compensate our executive officers at a fixed level of compensation that serves as a retention tool throughout the executive’s career. In determining base salaries, our Compensation Committee considers each executive officer’s role and responsibilities, unique skills, future potential with our Company, salary levels for similar positions in our core markets and internal pay equity. As of the end of 2016, the base salaries for Messrs. Brock, Shapiro and Buechler were $450,000, $250,000 and $250,000, respectively. Mr. Brock received salary in 2016 exceeding his end of the year base salary level due to his higher in-place base salary for the months when he served as Interim Chief Executive Officer.

Annual Incentives

We provide annual incentives in the form of annual cash bonuses and restricted stock awards. Annual cash bonuses and restricted stock awards are intended to reward executive officers for both Company and individual performance related to our strategic and financial performance goals. Payment of any annual cash bonuses or restricted stock awards to our executive officers is ultimately made at the discretion of the Compensation Committee after consideration of the Company and executive’s performance and accomplishments during the year. Mr. Brock’s offer of employment identified a target annual incentive of 100% of his 2016 base salary and an understanding that this amount would be paid half in cash and half in restricted stock up to the target level and then 100% in restricted stock above the target level. Mr. Brock received a total annual incentive of $525,000 ($300,000 of which was paid in restricted stock granted in 2017 and not reflected in the Summary Compensation Table). In order to better align the interests of the executive officers with stockholders, the Compensation Committee seeks to ensure that a significant portion of annual incentives consist of restricted awards, which remain subject to holding requirements following vesting.

Long-Term Incentives

We provide long-term incentive compensation to our executive officers in the form of Performance Stock Units (“PSUs”). PSUs are intended to align the long-term interests of the executive officers with those of stockholders. Under all PSUs, such executive officers received dividend equivalent rights under which they will receive dividend equivalent right stock units on each ex-dividend date during the performance period which will be subject to the same conditions and restrictions as the PSUs. The Compensation Committee has retained the discretion to reduce the number of shares received on vest in its sole discretion.

2015 PSUs. The grant of PSUs to our executive officers was made on February 12, 2015. The number of shares of Silver Bay common stock to be paid on the vesting date for each PSU increases and decreases based on Silver Bay’s total stockholder return (stock price appreciation plus dividends) (“TSR”) during the performance period, which begins on the day of grant and ends on the three year anniversary of the day of grant. Subject to continued employment until the end of the performance period, each of these executive officers will be eligible to receive a number of shares of common stock in an amount determined by multiplying the target number of PSUs by the TSR Multiplier determined in accordance with the following table:

Annualized TSR	TSR Multiplier(1)
6.5%	0%
8%	50%
10%	100%
12%	150%
16%	200%

(1)                             To the extent the Company’s annualized TSR falls between two of the identified measurement points under the heading “Annualized TSR,” linear interpolation will be used to determine the TSR Multiplier.

The number of PSUs granted to our named executive officers on February 12, 2015 was as follows:

Name	Number of PSUs (at 100% TSR Multiplier)
Lawrence B. Shapiro	30,000
Daniel J. Buechler	25,000
David N. Miller	60,000
Christine Battist	25,000

2016 PSUs.

On June 21, 2016, we granted 30,000 PSUs (measured at target performance levels) to Mr. Brock. The number of shares of Silver Bay common stock to be paid on the vesting date for each PSU increases and decreases based on our TSR during the performance period, which begins on the day of grant and ends on the three year anniversary of the day of grant. Subject to continued employment until the end of the performance period, Mr. Brock will be eligible to receive a number of shares of common stock in an amount determined by multiplying the target number of PSUs by the TSR Multiplier determined in accordance with the following table:

Annualized TSR	TSR Multiplier(1)
6.5%	0%
8%	50%
10%	100%
12%	150%
16%	200%

(1)                             To the extent the Company’s annualized TSR falls between two of the identified measurement points under the heading “Annualized TSR,” linear interpolation will be used to determine the TSR Multiplier.

On June 21, 2016, we granted an additional 30,000 PSUs to Mr. Brock, which will vest based on the Company’s TSR during the performance period relative to a peer group index (the “Relative TSR PSUs”) comprised initially of those companies in the Apartment and Single Family Home subsectors of the FTSE NAREIT All REIT Index (the “Index”) with equal weighting provided to each subsector in constructing the peer group index. The number of shares of common stock eligible to be received will be determined by multiplying the target number of PSUs by the TSR Multiplier determined in accordance with the following table:

TSR Relative to Peer Group	TSR Multiplier(1)
Underperform index by 6 percentage points	0%
Underperform index by 3 percentage points	50%
Outperform index by 3 percentage points	100%
Outperform index by 6 percentage points	200%

(1)                             To the extent the Company’s TSR performance compared to the Index TSR falls between two of the identified measurement points under the heading “TSR Relative to Peer Group,” linear interpolation will be used to determine the TSR Multiplier.

Notwithstanding the foregoing, the payout of any Relative TSR PSU will be capped at 110% if the Absolute PSU TSR during the performance period is negative.

Stock Holding Requirements

We believe that our directors and executive officers should hold a meaningful financial stake in the Company in order to further align their interests with those of our stockholders. Accordingly, our Board has established stock holding requirements that require our named executive officers, directors and other executive officers to hold 100% of all shares acquired under our equity incentive plans, net of shares withheld for taxes, until they reach ownership levels required by our stock ownership guidelines.

Stock Ownership Guidelines

Stock Ownership Guidelines by Position
DIRECTORS	CEO	OTHER EXECUTIVE OFFICERS
Fixed Amount of $200,000	6x annual base salary	3x annual base salary

Equity Used to Meet Stock Ownership Guidelines
Yes	No
Outstanding shares that the person beneficially owns or is deemed to beneficially own, directly or indirectly, under the federal securities laws	• Unvested shares of restricted stock • PSUs

Severance and Change in Control Agreements

The following discussion does not reflect the amounts payable in accordance with our pending merger with TAH Acquisition Holdings LLC, which are discussed in our definitive proxy statement on Schedule 14A filed with the SEC on March 28, 2017. The proxy statement should be reviewed for information regarding the change of control payments expected to be made in connection with that transaction.

We entered into a Severance and Change in Control Agreement with each of Ms. Battist and Messrs. Buechler and Shapiro on January 21, 2016 and with Mr. Brock on June 21, 2016. Pursuant to these agreements, each executive will receive severance benefits if such executive’s employment is involuntarily terminated by us without cause or if such executive terminates employment with us for good reason, in each case irrespective of whether such termination is in connection with a change of control, subject to such executive executing a release of claims. If such a termination occurs, we will provide to the executive the following severance benefits:

•                  A lump sum payment equal to one times such executive’s annual base salary;

•                  If the termination occurs on or after July 1 of any year, an annual bonus equivalent to the cash portion of the annual bonus for the prior year, pro-rated based on the number of days during the year that such executive was employed by us or one of our subsidiaries;

•                  Reimbursement of a portion of COBRA premiums for 18 months after the date of termination, in an amount equal to the amount we would pay for a similarly situated active employee; and

•                  Full vesting of restricted stock awards granted prior to the date of the agreement.

Ms. Battist received the benefits described above as a result of her departure in September 2016.

Outstanding awards made to our named executive officers under our Restated 2012 Equity Incentive Plan (the “2012 Plan”) and the related agreements have the following provisions with respect to payment in certain separation or change in control situations:

•                  the 2012 Plan and the restricted stock award agreements with our named executive officers provide for accelerated vesting of any unvested restricted stock awards in the event of termination of service without cause or due to death, disability or retirement or voluntary resignation with good reason;

•                  in a change of control:

•                  all restrictions and conditions on any restricted stock award held by a named executive officer will lapse and all such grants will be deemed fully vested in the grantee only after a subsequent involuntary termination without cause or voluntary termination for good reason;

•                  the PSUs will be converted to time-based restricted stock units that vest based on the original schedule as follows:

•                  Conversion —

•                  If the change of control occurs prior to the 18-month anniversary of the start of the performance period, the conversion will be based on the target award opportunity.

•                  If the change of control occurs after the 18-month anniversary, the conversion will be based on performance to date using actual results for completed quarters.

•                  Accelerated vesting — the converted awards will be accelerated if (a) the continuing entity fails to assume the awards, or (b) the participant is terminated without cause or terminates his or her service for good reason within the 24-month period following the change of control.

Under the 2012 Plan, a change of control is generally defined as the occurrence of any of the following events: (i) the acquisition of more than 50% of our voting shares by any person; (ii) the sale or disposition of all or substantially all of our assets; (iii) a merger, consolidation or statutory share exchange where our stockholders immediately prior to such event hold less than 50% of the voting power of the surviving or resulting entity; (iv) during any 12-calendar month period, our directors, including subsequent directors recommended or approved by our directors, at the beginning of such period cease for any reason other than due to death to constitute a majority of our Board of Directors; or (v) stockholder approval of our liquidation or dissolution.

Transition Services, Separation Agreement and Release with Mr. Miller

We entered into a Transition Services, Separation Agreement and Release with Mr. Miller on January 20, 2016. Pursuant to this agreement, Mr. Miller agreed to provide transition services to us through February 15, 2016 (the “Separation Date”) and to release certain claims he may have against the Company and other released parties. Pursuant to this agreement, we agreed to pay Mr. Miller (1) amounts earned as an employee through the Separation Date, (2) an amount equal to $1.4 million, and (3) a portion of the COBRA premiums to continue Mr. Miller’s medical coverage for 18 months, commencing in March 2016, in an amount equal to the amount we would pay for a similarly situated active employee.

Outstanding Equity Awards at December 31, 2016

The following table shows all outstanding equity awards held by each of our named executive officers at December 31, 2016.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Thomas W. Brock	—	—	122,741	$2,103,773
Lawrence B. Shapiro	19,275	$330,374	31,853	$545,956
Daniel J. Buechler	11,565	$198,224	26,544	$454,964

(1)                             This column reflects restricted stock awards that vest on an anniversary of the date of grant in accordance with the following schedule:

Name	Date of Grant	2017
Lawrence B. Shapiro	2/9/2016	19,275
Daniel J. Buechler	2/9/2016	11,565

(2)                             The market value of unvested shares of restricted stock and PSUs is calculated by multiplying the number of unvested shares held by the applicable named executive officer by the closing price of our common stock on December 31, 2016, which was $17.14.

(3)                             This column reflects outstanding and unearned PSUs that are scheduled to vest on the third anniversary of the date of grant in accordance with the following schedule and includes dividend equivalent right stock units credited since the grant date with respect to such awards:

Name	Date of Grant	2018	2019
Thomas W. Brock	6/21/2016(a)		122,741
Lawrence B. Shapiro	2/12/2015(b)	31,853
Daniel J. Buechler	2/12/2015(b)	26,544

(a)         The row represents PSUs as if they were earned at the maximum level for the 2016-2019 performance period since performance through December 31, 2016 was above the maximum level.

(b)         The row represents PSUs as if they were earned at the target level for the 2015-2018 performance period since performance through December 31, 2016 was above the threshold level.

Director Compensation

We pay our directors in accordance with our Board-approved Amended and Restated Director Compensation Policy. Pursuant to that policy, we pay director fees only to those members of our Board of Directors who are independent under the listing standards of the NYSE.

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

Provisions Applicable to All Equity Awards

All equity awards granted to directors are subject to the terms and conditions of the 2012 Plan, and the terms of the Restricted Stock Agreements entered into between the Company and each director in connection with such awards. The number of shares subject to issuance for a restricted stock award is determined based on (x) the dollar amount of the award divided by (y) the fair market value of our common stock on the date of grant. Furthermore, all vesting for any such awards to directors will terminate and become fully vested upon a change of control if the director also experiences a termination of service.

2016 Director Compensation Table

The following table sets forth the compensation earned by each person who served as a director at any time during the year ended December 31, 2016 (other than Mr. Miller whose compensation is fully reflected in the Summary Compensation Table under “Executive Compensation” below):

Name	Fees Earned or Paid in Cash ($)(1)		Stock Awards ($) (2)	Total ($)
Thomas W. Brock	$3,709	(3)	—	$3,709
Daryl J. Carter	$69,117	(4)	$50,000	$119,117
Tanuja M. Dehne	$75,223		$50,000	$125,223
Stephen G. Kasnet	$67,745		$50,000	$117,745
Irvin R. Kessler	—		—	—
W. Reid Sanders	$20,652		$39,462	$60,114
Thomas Siering	—		—	—
Ronald N. Weiser	$39,614		$50,000	$89,614

(1)                             Represents fees earned in fiscal year 2016.

(2)                             Represents the aggregate grant date fair value computed in accordance with Codification Topic Compensation - Stock Compensation (“ASC 718”).

(3)                             Reflects amounts earned prior to appointment as Interim President and Chief Executive Officer.

(4)                             Reflects a special payment of $15,000 in connection with Mr. Carter’s leadership of the Board’s CEO search committee.

Compensation Committee Interlocks and Insider Participation

During 2016, Ms. Dehne and Messrs. Brock, Kasnet and Sanders served as members of the Compensation Committee. Mr. Brock stepped down from the Compensation Committee upon his appointment as our Interim President and Chief Executive Officer in January 2016. Mr. Sanders became a member of the Compensation Committee on September 22, 2016. None of the persons who served as members of the Compensation Committee in 2016 was, during or prior to 2016, an officer or employee of ours or any of our subsidiaries or had any relationship requiring disclosure by us under Item 404 of Regulation S-K. None of our executive officers serve as a member of the board of directors or compensation committee of any company that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock, as of April 24, 2017, of each person or entity who we know to beneficially own 5% or more of the outstanding shares of our common stock, each of our named executive officers and directors, and all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC.  In computing the number of shares beneficially owned by a person, and the percentage ownership of that person, shares of our common stock issuable pursuant to restricted stock units that are subject to vesting conditions expected to occur within 60 days of March 13 (including the acceleration of restricted stock awards in the merger under various change of control agreements), are deemed outstanding and beneficially owned by the person holding the restricted stock units.  Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated below, the address of each beneficial owner listed in the table is c/o Silver Bay, 3300 Fernbrook Lane North, Suite 210, Plymouth, MN 55447.  The percentages in the table below are based on 35,471,534 shares of our common stock outstanding as of April 24, 2017.  Except as indicated in the footnotes to this table and pursuant to applicable community property laws, to our knowledge, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name.  The information provided in this table is based on our records and information filed with the SEC, unless otherwise noted.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
Named Executive Officers and Directors:
Irvin R. Kessler (1)	2,307,518	6.5%
Thomas W. Brock	36,375	*
Daryl Carter (2)	12,428	*
Tanuja M. Dehne (2)	15,496	*
Stephen G. Kasnet (2)	19,807	*
W. Reid Sanders (2)	5,313	*
Thomas Siering	75,260	*
Mark Weld (2)	2,055	*
Lawrence B. Shapiro (3)	82,037	*
Daniel J. Buechler (4)	29,106	*
Julie M. Ellis (4)	16,773	*
Griffin Wetmore (4)	36,282	*
The Vanguard Group (5) 100 Vanguard Blvd. Malvern, PA 19355	5,052,938	14.2%
BlackRock, Inc. (6) 55 East 52nd Street New York, NY 10022	3,284,132	9.3%
Renaissance Technologies Holdings Corp. (7) 800 Third Avenue New York, NY 10022	2,665,500	7.5%
All currently-serving directors and executive officers as a group (12 persons)	2,638,450	7.4%

*                                         Less than 1% of the outstanding shares of Silver Bay common stock

(1)                                 Consists of 1,844,914 shares held by Deephaven, Inc. and 462,601 shares held by the Kessler Family Limited Partnership.  Mr. Kessler is the sole owner, director and CEO of Deephaven, Inc. and is the general partner of the Kessler Family Limited Partnership. Mr. Kessler has sole voting and dispositive power over the shares held by Deephaven and the Kessler Family Limited Partnership. Mr. Kessler disclaims beneficial ownership with respect to the shares held by Deephaven and the Kessler Family Limited Partnership except to the extent of his pecuniary interest therein. Includes 1,844,914 shares pledged as collateral for a line of credit with an outstanding balance of $0. Excludes 743,837 common units of Silver Bay LP owned by Deephaven, Inc.

(2)                                 For Messrs. Carter and Kasnet and Ms. Dehne, includes 3,432 shares of restricted stock granted on May 17, 2016 to each independent director.  For Mr. Sanders, includes 2,179 shares of restricted stock granted on August 2, 2016.  For Mr. Weld, includes 1,055 shares of restricted stock granted on January 6, 2017.  These shares are scheduled to vest on May 16, 2017, subject to continued service to Silver Bay.

(3)                                 Includes 14,863 shares of restricted stock that remain subject to vesting restrictions and will vest in the merger. Includes 67,174 shares held in a margin account.

(4)                                 For Messrs. Buechler and Wetmore and Ms. Ellis, includes 9,215, 13,288 and 7,218 of shares of restricted stock, respectively.

(5)                                 Information based solely on a Schedule 13G (Amendment No. 4) filed with the SEC by The Vanguard Group (“Vanguard”) on February 13, 2017 and a Schedule 13G (Amendment No. 3) filed with the SEC by Vanguard Specialized Funds - Vanguard REIT Index Fund (the “Vanguard Funds”) on February 14, 2017. The Schedule 13G/A filed by Vanguard states that, as of December 31, 2016, the reporting person has sole voting power as to 80,971 shares, shared voting power as to 46,920 shares, sole power to dispose of 4,967,076 shares and shared power to dispose of 85,862 shares. The Schedule 13G/A filed by the Vanguard Funds states that, as of December 31, 2016, the reporting person has sole voting power as to 2,551,418 shares. Vanguard has previously confirmed to us that the 2,551,418 shares reported as beneficially owned by the Vanguard Funds as of December 31, 2016 are included in the 5,052,938 shares reported as beneficially owned by Vanguard.

(6)                                 Information based solely on a Schedule 13G (Amendment No. 4) filed with the SEC by BlackRock, Inc. on January 26, 2017, which states that, as of December 31, 2016, the reporting person has sole voting power as to 3,181,546 shares and sole power to dispose of 3,284,132 shares.

(7)                                 Information based solely on a Schedule 13G (Amendment No. 1) filed with the SEC by Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation on February 14, 2017, which states that, as of December 30, 2016, the reporting persons have sole voting power as to 2,665,500 shares and sole power to dispose of 2,665,500 shares.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Related Person Transaction Policies

The Audit Committee has adopted and administers the Company’s written related person transaction policy. Under this policy, the Audit Committee must examine any transactions between the Company and a “related person”. With respect to the Audit Committee’s responsibilities, “related persons” are (i) directors, nominees for director and executive officers of the Company, (ii) beneficial owners of more than 5% of any class of the Company’s equity securities, (iii) immediate family members of the foregoing, and (iv) firms in which any of the foregoing are employed or have a greater than 5% beneficial interest. The thresholds for the application of this policy are transactions in which the amount exceeds $120,000, except for the following pre-approved transactions and arrangements that do not affect the determination of director independence:

•              executive officer or director compensation required to be disclosed under Item 402 of SEC Regulation S-K,

•              executive officer compensation approved by the Compensation Committee where the executive officer is not a family member of another executive officer or director and where such compensation would be disclosed under Item 402 of SEC Regulation S-K if such executive officer was a named executive officer,

•              transactions where all stockholders receive a proportional benefit, and

•              certain regulated transactions.

Transactions with Related Persons

We are not currently, and were not during the year ended December 31, 2016, party to any transaction that would require disclosure pursuant to Item 404(a) of Regulation S-K.

Director Independence

The rules of the NYSE require that a majority of a company’s board of directors be composed of independent directors. An “independent director” is defined generally as a person other than an executive officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these considerations, our Board of Directors has affirmatively determined that each of Mr. Carter, Ms. Dehne, Mr. Kasnet, Mr. Sanders, and Mr. Weld is an independent director.

Item 14.    Principal Accounting Fees and Services.

Auditor Fees

The aggregate fees incurred for professional services performed by EY were as follows for the years ended December 31, 2015 and 2016:

	2015	2016
Audit Fees (a)	$678,950	$712,603
Audit-Related Fees (b)	63,960	—
Tax Fees (c)	219,500	128,036
All Other Fees	—	—
Total Principal Accountant Fees	$962,410	$840,639

(a)         Audit Fees pertain to the audit of our annual Consolidated Financial Statements, including review of the interim financial statements contained in our Quarterly Reports on Form 10-Q, consents to the incorporation of the EY audit report in publicly filed documents and assistance with and review of documents filed with the SEC.

(b)         Audit-Related Fees pertain to assurance and related services provided by EY, including accounting consultations and audits in connection with proposed or consummated acquisitions, internal control reviews and consultation concerning financial accounting and reporting standards.

(c)          Tax Fees pertain to services performed for tax compliance, including REIT compliance, tax planning and tax advice, including preparation of tax returns and claims for refund and tax-payment planning services. Tax planning and advice also includes assistance with tax audits and appeals, and tax advice related to specific transactions.

All services performed by EY for 2016 were pre-approved in accordance with the pre-approval policy set forth in our Audit Committee Charter. This policy requires that all engagement fees and the terms and scope of all auditing and non-auditing services be reviewed and approved by the Audit Committee in advance of their formal initiation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER BAY REALTY TRUST CORP.

Date:	April 28, 2017	By:	/s/ Thomas W. Brock
Thomas W. Brock
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
2.1*	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., and Two Harbors Operating Company LLC, dated December 4, 2012.	S-11/A	333-183838	2.1	December 12, 2012
2.2*	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Polar Cactus LLC, dated December 4, 2012.	S-11/A	333-183838	2.2	December 12, 2012
2.3*	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Polar Cactus II LLC, dated December 4, 2012.	S-11/A	333-183838	2.3	December 12, 2012
2.4*	Contribution Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and the members of Cool Willow LLC, dated December 4, 2012.	S-11/A	333-183838	2.4	December 12, 2012
2.5*	Agreement and Plan of Merger by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., SB RESI I Merger Sub LLC and Provident Residential Real Estate Fund LLC, dated December 4, 2012.	S-11/A	333-183838	2.5	December 12, 2012
2.6*	Agreement and Plan of Merger by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., SB RESI II Merger Sub LLC and Resi II LLC.	S-11/A	333-183838	2.6	December 12, 2012
2.7*	Representation, Warranty and Indemnification Agreement by and among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P. and Provident Real Estate Advisors LLC, dated December 4, 2012.	S-11/A	333-183838	2.7	December 12, 2012
2.8*	Contribution Agreement dated as of August 3, 2014 among Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., Pine River Domestic Management L.P., Provident Real Estate Advisors LLC, and PRCM Real Estate Advisers LLC.	8-K	001-35760	2.1	August 4, 2014
2.9*	Real Estate Sales Contract, dated as of February 18, 2015, between The American Home Real Estate Investment Trust, Inc. and 2015A Property Owner LLC	10-Q	001-35760	2.2	May 7, 2015
2.10*	Amendment dated June 1, 2015 to Real Estate Sales Contract dated as of February 18, 2015 with The American Home Real Estate Investment Trust, Inc.	10-Q	001-35760	2.3	August 6, 2015
2.11*	Amendment dated July 1, 2015 to Real Estate Sales Contract dated as of February 18, 2015 with The American Home Real Estate Investment Trust, Inc.	10-Q	001-35760	2.4	November 5, 2015
2.12*	Amendment dated September 1, 2015 to Real Estate Sales Contract dated as of February 18, 2015 with The American Home Real Estate Investment Trust, Inc.	10-Q	001-35760	2.5	November 5, 2015
2.13*	Amendment dated October 1, 2015 to Real Estate Sales Contract dated as of February 18, 2015 with	10-Q	001-35760	2.6	November 5, 2015

	The American Home Real Estate Investment Trust, Inc.
2.14*	Amendment dated December 15, 2015 to Real Estate Sales Contract dated as of February 18, 2015 with The American Home Real Estate Investment Trust, Inc.	10-K	001-35760	2.14	February 25, 2016
3.1	Articles of Amendment and Restatement of Silver Bay Realty Trust Corp.	10-K	001-35760	3.1	March 1, 2013
3.2	Amended and Restated Bylaws of Silver Bay Realty Trust Corp.	10-K	001-35760	3.2	February 25, 2016
3.3	Articles Supplementary for Cumulative Redeemable Preferred Stock of Silver Bay Trust Corp.	10-K	001-35760	3.3	March 1, 2013
4.1	Specimen Common Stock Certificate of Silver Bay Realty Trust Corp.	S-11/A	333-183838	4.1	November 23, 2012
4.2	Registration Rights Agreement by and among Silver Bay Realty Trust Corp. and certain holders of common units in Silver Bay Operating Partnership L.P., dated September 30, 2014.	10-K	001-35760	4.5	February 26, 2015
10.1	Amended and Restated Limited Partnership Agreement of Silver Bay Operating Partnership L.P.	10-K	001-35760	10.1	March 1, 2013
10.2	Amendment to Limited Partnership Agreement and Continuation of Business between Silver Bay Operating Partnership L.P., Silver Bay Management LLC and Silver Bay Realty Trust Corp.	10-Q	001-35760	10.4	August 7, 2014
10.3**	Silver Bay Realty Trust Corp. 2012 Equity Incentive Plan.	S-11/A	333-183838	10.8	December 4, 2012
10.4**	Form of Restricted Stock Agreement under the 2012 Equity Incentive Plan.	10-K	001-35760	10.8	March 1, 2013
10.5**	Form of Performance-Based Share Unit Agreement under the 2012 Equity Incentive Plan.	8-K	001-35760	10.1	February 19, 2015
10.6	Form of Indemnification Agreement by and between Silver Bay Realty Trust Corp. and certain officers and directors.	S-11/A	333-183838	10.10	November 23, 2012
10.7	Silver Bay Realty Trust Corp. Amended and Restated Director Compensation Policy.	10-Q	001-35760	10.6	August 8, 2013
10.8	Amended and Restated Revolving Credit Agreement, dated as of February 18, 2015, among Silver Bay Operating Partnership L.P., several property owners party thereto, SB Financing Trust Owner LLC, U.S. Bank National Association, Bank of America, National Association, JPMorgan Chase Bank, National Association and the lenders party thereto.	10-Q	001-35760	10.1	May 7, 2015
10.9	Joinder Agreement dated as of April 1, 2015 adding new borrowers to the Amended and Restated Revolving Credit Agreement dated as of February 18, 2015.	10-Q	001-35760	10.1	August 6, 2015
10.10	First Amendment dated as of October 20, 2015 to the Amended and Restated Revolving Credit Agreement dated as of February 18, 2015.	10-Q	001-35760	10.1	November 5, 2015
10.11	Loan Agreement dated as of August 12, 2014 between SBY 2014-1 Borrower LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender.	8-K	001-35760	10.1	August 18, 2014
10.12	Consent and Joinder Agreement dated October 4, 2016 among the property owners party thereto, each	10-Q	001-35760	10.1	November 3, 2016

as borrower, Silver Bay Realty Trust Corp., Silver Bay Operating Partnership L.P., SB Financing Trust Owner LLC, and SB Financing Trust, each as guarantor, and Bank of America, National Association as agent on lender and JPMorgan Chase Bank, National Association, as lender.

10.13	Second Amendment dated as of February 22, 2017 to the Amended and Restated Revolving Credit Agreement dated as of February 18, 2015.	10-K	001-35760	10.13	February 27, 2017
10.14	Separation Agreement and Release dated October 7, 2016 with Christine Battist.	10-Q	001-35760	10.2	November 3, 2016
10.15**	Silver Bay Realty Trust Corp. Restated 2012 Equity Incentive Plan	8-K	001-35760	10.1	May 19, 2016
10.16**	Form of Restricted Stock Agreement under the Silver Bay Realty Trust Corp. Restated 2012 Equity Incentive Plan	8-K	001-35760	10.2	May 19, 2016
10.17**	Form of Performance-Based Restricted Stock Unit Award Agreement under the Silver Bay Realty Trust Corp. Restated 2012 Equity Incentive Plan	10-Q	001-35760	10.3	August 4, 2016
10.18**	Offer Letter for Thomas W. Brock	10-Q	001-35760	10.4	August 4, 2016
10.19**	Transition Services, Separation Agreement and Release dated January 19, 2016 with David N. Miller	10-Q	001-35760	10.1	May 5, 2016
10.20**	Form of Severance and Change in Control Agreement with each executive officer	10-Q	001-35760	10.2	May 5, 2016
10.21**	Form of Restricted Stock Agreement under the Silver Bay Realty Trust Corp. 2012 Equity Incentive Plan	10-Q	001-35760	10.3	May 5, 2016
21.1	List of Subsidiaries.	10-K	001-35760	21.1	February 27, 2017
23.1	Consent of Ernst & Young LLP.	10-K	001-35760	23.1	February 27, 2017
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-35760	32.1	February 27, 2017
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-35760	32.2	February 27, 2017
101.INS	XBRL Instance Document ***
101.SCH	XBRL Taxonomy Extension Schema Document ***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

*              The schedules and exhibits to this agreement have been omitted from this filing. The Company will furnish supplementally a copy of any such omitted schedules or exhibits to the SEC upon request.

**           Indicates a management contract or compensatory plan.

***         Filed with registrant’s Form 10-K filed on February 28, 2017, File No. 001-35760.