Form 10-Q
period 2017-03-31
Silver Bay Realty Trust Corp.
filed 2017-05-08
CIK 1557255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☒

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 1, 2017, there were 35,471,534 shares of common stock, par value $0.01 per share, outstanding.

SILVER BAY REALTY TRUST CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

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

The forward-looking statements contained in this Quarterly Report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed or implied in any forward-looking statement. We are not able to predict all of the factors that may affect future results. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include national, international, regional or local economic, business, competitive, market and regulatory conditions and the following:

•
Those factors described in the discussion on risk factors in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 (and any updates to those risk factors included in Part II, Item 1A, “Risk Factors,” in this Quarterly Report), Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 3, "Quantitative and Qualitative Disclosures about Market Risk" in this Quarterly Report on Form 10-Q and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission;

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

•
Our ability to obtain additional capital or debt financing to expand our portfolio of single-family properties and our ability to repay our debt, including borrowings under our revolving credit facility and securitization loan and to meet our other obligations under our debt;

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

•	Changes in governmental regulations, tax laws (including changes to laws governing the taxation of REITs) and rates, and similar matters;

•	Failure to qualify as a REIT or to remain qualified as a REIT, which will subject us to federal income tax at regular corporate rates and could subject us to a substantial tax liability; and

•	The announcement and pendency of or failure to complete the Merger and Partnership Merger (as defined below).

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
Silver Bay Realty Trust Corp.
Condensed Consolidated Balance Sheets
(amounts in thousands except share data)

	March 31, 2017 (unaudited)	December 31, 2016
Assets
Investments in real estate:
Land and land improvements	$216,052	$216,956
Building and improvements	991,090	992,867
	1,207,142	1,209,823
Accumulated depreciation	(115,053)	(106,463)
Investments in real estate, net	1,092,089	1,103,360
Assets held for sale	9,048	16,543
Cash	53,965	52,279
Escrow deposits	22,979	16,858
Resident security deposits	13,068	12,992
Other assets	11,819	16,529
Total assets	$1,202,968	$1,218,561
Liabilities and Equity
Liabilities:
Term credit facility, net	$343,239	$—
Revolving credit facility	—	352,799
Securitization loan, net	294,824	296,782
Accounts payable and accrued expenses	19,267	17,862
Resident prepaid rent and security deposits	15,644	15,237
Total liabilities	672,974	682,680
10% cumulative redeemable preferred stock at liquidation value, $0.01 par; 50,000,000 shares authorized, 1,000 shares issued and outstanding	1,000	1,000
Equity:
Stockholders’ equity:
Common stock $0.01 par; 450,000,000 shares authorized; 35,471,534 and 35,380,034, respectively, shares issued and outstanding	353	352
Additional paid-in capital	644,257	643,633
Accumulated other comprehensive income	3,404	2,841
Cumulative deficit	(150,328)	(143,679)
Total stockholders’ equity	497,686	503,147
Noncontrolling interests - Operating Partnership	31,308	31,734
Total equity	528,994	534,881
Total liabilities and equity	$1,202,968	$1,218,561

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp. Condensed Consolidated Statements of Operations and Comprehensive Loss (amounts in thousands except share data) (unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Rental revenue	$31,607	$30,424
Other revenue	810	712
Total revenue	32,417	31,136
Expenses:
Property operating and maintenance	5,442	5,884
Real estate taxes	4,597	4,452
Homeowners’ association fees	415	436
Property management	2,758	2,771
Depreciation and amortization	9,279	9,366
General and administrative	3,649	3,853
Share-based compensation	838	572
Severance and other	—	1,667
Transaction expenses	2,210	—
Interest expense	6,991	6,212
Impairment of real estate	72	59
Total expenses	36,251	35,272
Loss before other income, income taxes and non-controlling interests	(3,834)	(4,136)
Other income:
Net gain on disposition of real estate	2,885	1,285
Adjustments for derivative instruments, net	(165)	—
Other expense	(459)	(271)
Total other income	2,261	1,014
Loss before income taxes and non-controlling interests	(1,573)	(3,122)
Income tax expense, net	(279)	(467)
Net loss	(1,852)	(3,589)
Net loss attributable to noncontrolling interests - Operating Partnership	110	210
Net loss attributable to controlling interests	(1,742)	(3,379)
Preferred stock distributions	(25)	(25)
Net loss attributable to common stockholders	$(1,767)	$(3,404)
Loss per share - basic and diluted (Note 7):
Net loss attributable to common shares	$(0.05)	$(0.09)
Weighted average common shares outstanding	35,449,670	36,022,953

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp. Condensed Consolidated Statements of Operations and Comprehensive Loss (amounts in thousands except share data) (unaudited)

	Three Months Ended March 31,
	2017	2016
Comprehensive Loss:
Net loss	$(1,852)	$(3,589)
Other comprehensive income (loss):
Net change in fair value of cash flow hedges	463	(474)
Losses reclassified into earnings from other comprehensive income (loss)	100	24
Other comprehensive income (loss)	563	(450)
Comprehensive loss	(1,289)	(4,039)
Comprehensive loss attributable to noncontrolling interests - Operating Partnership	76	238
Comprehensive loss attributable to controlling interests	$(1,213)	$(3,801)

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp.
Condensed Consolidated Statement of Changes in Equity
(amounts in thousands except share data)
(unaudited)

	Common Stock			Accumulated Other Comprehensive Income		Total Stockholders’ Equity	Noncontrolling Interests - Operating Partnership
	Shares	Par Value Amount	Additional Paid-In Capital		Cumulative Deficit			Total Equity
Balance at January 1, 2017	35,380,034	$352	$643,633	$2,841	$(143,679)	$503,147	$31,734	$534,881
Non-cash equity awards, net	120,032	1	818	—	—	819	—	819
Repurchase and retirement of common stock	(28,532)	—	(510)	—	—	(510)	—	(510)
Dividends declared	—	—	—	—	(4,907)	(4,907)	—	(4,907)
Net loss	—	—	—	—	(1,742)	(1,742)	(110)	(1,852)
Net change in fair value of cash flow hedges	—	—	—	463	—	463	—	463
Losses reclassified into earnings from other comprehensive income (loss)	—	—	—	100	—	100	—	100
Adjustment to noncontrolling interests - Operating Partnership	—	—	316	—	—	316	(316)	—
Balance at March 31, 2017	35,471,534	$353	$644,257	$3,404	$(150,328)	$497,686	$31,308	$528,994

See accompanying notes to the condensed consolidated financial statements.

Silver Bay Realty Trust Corp. Condensed Consolidated Statements of Cash Flows (amounts in thousands) (unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(1,852)	$(3,589)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,279	9,366
Non-cash share-based compensation	819	547
Losses reclassified into earnings from other comprehensive income (loss)	100	24
Amortization of deferred financing costs	1,251	1,153
Amortization of discount on securitization loan	75	75
Bad debt expense	298	273
Net gain on disposition of real estate	(2,885)	(1,285)
Impairment of real estate	72	59
Other	86	83
Net change in assets and liabilities:
Increase in escrow cash for operating activities and debt reserves	(6,216)	(1,570)
Decrease in other assets	1,834	397
Increase (decrease) in accounts payable, accrued expenses, and prepaid rent	1,689	(80)
Net cash provided by operating activities	4,550	5,453
Cash Flows From Investing Activities:
Capital improvements of investments in real estate	(2,234)	(4,068)
Decrease in escrow cash for investing activities	95	7
Proceeds from disposition of real estate	14,916	7,342
Net cash provided by investing activities	12,777	3,281
Cash Flows From Financing Activities:
Payments on securitization loan	(2,594)	—
Proceeds from revolving credit facility	—	7,732
Payments on term and revolving credit facility	(6,615)	(2,874)
Deferred financing costs paid	(1,008)	(9)
Repurchase of common stock	—	(7,867)
Payments of employee tax withholdings related to share-based compensation	(510)	(371)
Dividends paid	(4,914)	(4,978)
Net cash used in financing activities	(15,641)	(8,367)
Net change in cash	1,686	367
Cash at beginning of period	52,279	29,028
Cash at end of period	$53,965	$29,395

Supplemental disclosure of cash flow information:
Net change in fair value of cash flow hedges	$463	$(474)
Non-cash investing and financing activities:
Common stock and unit dividends declared, but not paid	$4,882	$4,916
Capital improvements in accounts payable	$533	$487

See accompanying notes to the condensed consolidated financial statements.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2017
(amounts in thousands, except share data and property counts)

Note 1.  Organization and Operations

Silver Bay Realty Trust Corp. ("Silver Bay" or the "Company") is a Maryland corporation that focuses on the acquisition, renovation, leasing and management of single-family properties in select markets in the United States.

As of March 31, 2017, the Company owned 9,013 single-family properties for rental purposes in Arizona, California, Florida, Georgia, Nevada, North Carolina, Ohio, South Carolina and Texas, excluding properties reflected as assets held for sale on its condensed consolidated balance sheets.

In connection with its initial public offering in 2012, the Company restructured its ownership to conduct its business through a traditional umbrella partnership in which substantially all of its assets are held by, and its operations are conducted through, Silver Bay Operating Partnership L.P. (the "Operating Partnership"), a Delaware limited partnership. This structure is commonly referred to as an "UPREIT". The Company's wholly owned subsidiary, Silver Bay Management LLC, is the sole general partner (the "General Partner") of the Operating Partnership. As of March 31, 2017, the Company owned, through a combination of direct and indirect interests, 94.1% of the partnership interests in the Operating Partnership.

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

On February 27, 2017, Silver Bay Realty Trust Corp., the General Partner, and the Operating Partnership (collectively referred to as the “Company Parties”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Tricon Capital Group, Inc., a company incorporated under the laws of the Province of Ontario (“Tricon Ultimate Parent”), TAH Acquisition Holdings LLC, a Delaware limited liability company (“Tricon Parent”), and TAH Acquisition LP, a Delaware limited partnership (“Tricon LP” and, together with Tricon Ultimate Parent and Tricon Parent, the “Tricon Parties”). Subject to the terms and conditions of the Merger Agreement, Silver Bay Realty Trust Corp. will merge with and into Tricon Parent, with Tricon Parent being the surviving entity (the “Merger”). The board of directors of Silver Bay Realty Trust Corp. has unanimously approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each outstanding share of Silver Bay Realty Trust Corp. common stock, par value $0.01 per share (other than shares held by any Tricon Party or any subsidiary thereof or any wholly-owned subsidiary of the Company), will be converted into the right to receive an amount in cash equal to $21.50, without interest (as the same may be adjusted, the “Merger Consideration”), subject to any applicable withholding tax, and each outstanding share of Silver Bay's 10% cumulative redeemable preferred stock, par value $0.01 per share, will be converted into the right to receive an amount in cash equal to $1,000 per share, plus an amount equal to all dividends accrued and unpaid on such share of preferred stock immediately prior to the Merger effective time, without interest (the “Preferred Merger Consideration”), subject to applicable withholding tax. The Merger Agreement also provides for the merger of Tricon LP with and into the Operating Partnership, with the Operating Partnership being the surviving entity (the “Partnership Merger”).

The closing of the Merger and the Partnership Merger is subject to customary conditions, including, among others: (i) approval by a majority of Silver Bay Realty Trust Corp.’s stockholders; (ii) the absence of a material adverse effect on the Company; (iii) the receipt of a tax opinion relating to REIT status of the Company; and (iv) the absence of any order, action or law by a governmental authority preventing, prohibiting, enjoining or making illegal the consummation of the Merger and the Partnership Merger.

The closing of the Merger is expected to occur during the week of May 8, 2017. See Note 10 for updates on the Merger transaction. In connection with the Merger Agreement, the Company has incurred legal, investment banking, due diligence and other transaction costs ("transaction expenses") of $2,210 for the three months ended March 31, 2017. The following description of the Company’s business and disclosures does not give any effect to the impact of the Merger, the Partnership Merger, or the Merger Agreement.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2017
(amounts in thousands, except share data and property counts)

Note 2.  Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The interim unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), have been condensed or omitted according to such SEC rules and regulations. Management believes, however, that the disclosures included in these interim condensed consolidated financial statements are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2017 and results of operations for all periods presented have been made. The results of operations for the three months ended March 31, 2017 may not be indicative of the results for a full year.

The accompanying condensed consolidated financial statements include the accounts of the Company, the Operating Partnership and its consolidated subsidiaries and have been prepared in accordance with GAAP. All intercompany balances and transactions have been eliminated in consolidation. The Company consolidates real estate partnerships and other entities that are not variable interest entities ("VIE") when it owns, directly or indirectly, a majority voting interest in the entity or is otherwise able to control the entity. The Company consolidates VIEs in accordance with Accounting Standards Codification ("ASC") 810, Consolidation, if the primary beneficiary of the VIE as determined by its power to direct the VIEs activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. Ownership interests in certain consolidated subsidiaries of the Company held by outside parties are included in noncontrolling interest within the condensed consolidated financial statements.

The Company adopted ASU 2015-02, Amendments to the Consolidation Analysis, during the quarter ended March 31, 2016. This guidance improved targeted areas of consolidation guidance by simplifying the consolidation evaluation process, and by placing more emphasis on risk of loss when determining a controlling financial interest. Based on its review and subsequent analysis of its legal entities structure, the Company concluded that the Operating Partnership is a VIE as the limited partners of the Operating Partnership do not have substantive kick-out rights. As the general partner and controlling owner of approximately 94.1% of the Operating Partnership with the power to direct its activities, the Company consolidates the Operating Partnership. The Company may change its original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary. The Company performs this analysis on an ongoing basis. As of both March 31, 2017 and 2016, the Company had one VIE.

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

Deferred Financing Costs, Net

Costs incurred in the placement of the Company’s debt are deferred and amortized, as a component of interest expense on the condensed consolidated statements of operations and comprehensive loss, using the effective interest method, or alternative methods that approximate the effective interest method. The costs are amortized over the terms of the related debt, which, where applicable, reflect the intended exercise of renewal options. Debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the original issue discount, rather than as an asset. As a result, the carrying values of the Securitization Loan and Term Credit Facility (see Note 4) are reflected as a net debt number on the condensed consolidated balance sheets. Additionally, in

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2017
(amounts in thousands, except share data and property counts)

accordance with ASU 2015-15, Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, issued in August 2015, the Company presents debt issuance costs related to its revolving credit facility as an asset within other assets on the condensed consolidated balance sheet as of December 31, 2016 (see Note 4) and amortizes them ratably over the term of the related facility.

Escrow Deposits

Escrow deposits include cash held in reserve at financial institutions, as required by the Company's debt agreements described in Note 4. In addition, escrow deposits include money held at financial institutions for cash flow hedge collateral and refundable earnest money on deposit with certain third party property managers for property operating costs.

Income Taxes

The Company intends to operate and to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") and intends to comply with the requirements of the Code relating to REITs. The Company has TRSs where certain investments may be made and activities conducted that may have otherwise been subject to the prohibited transactions tax or may not be favorably treated for purposes of complying with the various requirements for REIT qualification. The income and losses within the TRSs are subject to federal, state, and local income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The Company recognized income tax expense of $279 in the three months ended March 31, 2017, compared to $467 in the three months ended March 31, 2016, primarily related to income taxes on net gain on disposition of real estate in the TRS entities.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance on revenue recognition and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, most industry-specific guidance and some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The new standard specifically excludes lease revenue, but will apply to other revenue and real estate sales. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance will be effective for the Company for annual reporting periods beginning on January 1, 2018, and for interim periods within those annual periods. The Company can elect to adopt guidance using the full retrospective approach or the modified retrospective approach. Early adoption of this standard is only allowed as of the original effective date, annual periods beginning after December 15, 2016. The Company is currently evaluating the method of adoption and the impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, a new lease standard which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). Under ASU 2016-02, lessor accounting will be substantially similar to the current model, but aligned with certain changes to the lessee model and ASU 2014-09. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The Company’s rental revenue is primarily generated from short-term operating leases. The new standard requires lessees to apply a dual approach,

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2017
(amounts in thousands, except share data and property counts)

classifying leases as either finance or operating based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard is expected to impact the Company’s consolidated financial statements as the Company is a lessor and has operating office lease arrangements for which it is the lessee. The new standard will be effective for the Company beginning on January 1, 2019, with early adoption permitted. The new standard must be adopted using a modified retrospective transition, requiring application of the new guidance at the beginning of the earliest comparative period presented and provides for certain practical expedients. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

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

Note 3. Investments in Real Estate

Sale of Real Estate Assets

During the three months ended March 31, 2017 and 2016, the Company sold certain properties for an aggregate sales price of $14,916 and $7,342, respectively, resulting in an aggregate net gain of $2,885 and $1,285, respectively, which has been classified as net gain on disposition of real estate in the condensed consolidated statements of operations and comprehensive loss. In connection with these asset sales, certain debt repayments were made. In accordance with ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the disposals were not considered a discontinued operation. Any holding costs associated with homes being sold are reflected within held for sale expenses and are classified as other expense in the condensed consolidated statements of operations and comprehensive loss.

In connection with assets held for sale, the Company recognized $72 and $59, respectively, in impairment charges for the three months ended March 31, 2017 and 2016, respectively, classified as impairment of real estate on the condensed consolidated statements of operations and comprehensive loss.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2017
(amounts in thousands, except share data and property counts)

Note 4.  Debt

The following table presents the Company's debt as of March 31, 2017 and December 31, 2016:

				Carrying Amount
	Interest Rate as of March 31, 2017		Maturity Date	March 31, 2017	December 31, 2016
Securitization loan	2.90%	(1)	September 9, 2019 (2)	$300,859	$303,452
Unamortized original issue discount (3)				(711)	(786)
Unamortized deferred financing costs				(5,324)	(5,884)
Securitization loan, net				294,824	296,782
Revolving credit facility (4)				—	352,799
Term credit facility (4)	4.15%	(5)	February 18, 2018	346,184	—
Unamortized deferred financing costs				(2,945)	—
Term credit facility, net				343,239	—
Total				$638,063	$649,581

(1)
The securitization loan provides for monthly payments at a blended rate equal to the one-month LIBOR plus 1.85% and a monthly servicing fee of 0.1355% (excluding the amortization of the original issue discount and deferred financing costs).

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

(4)
The revolving credit facility provided for a borrowing capacity of up to $400,000 and had a maturity date of February 18, 2018. On February 18, 2017, the revolving period ended on the revolving credit facility and the Company is no longer able to draw additional amounts. The aggregate commitment amount was automatically and permanently reduced to an amount equal to the advances outstanding resulting in a term debt credit facility (the "term credit facility") as shown above and further described below.

(5)	The term credit facility bears interest at a varying rate of three-month LIBOR plus 3.0%, subject to a LIBOR floor of 0.0%.

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

The Securitization Loan provides for monthly payments comprised of six floating rate components computed based on one-month LIBOR for each interest period plus a fixed component spread for each of the six components, resulting in a blended rate equal to the one-month LIBOR plus 1.85% and a monthly servicing fee of 0.1355% (excluding the amortization of the original issue discount and deferred financing costs). The Securitization Loan has a blended effective rate of one-month LIBOR plus 1.95%, including the amortization of the original issue discount, plus monthly servicing fees of 0.1355%. The Securitization Loan was issued at a discount of $1,503, which will be accreted and recognized to interest expense through the fully extended maturity date of September 9, 2019. The principal amount of each component of the loan corresponds to the respective class of certificates which were issued in connection with the Securitization Transaction.

In the three months ended March 31, 2017 and 2016, the Company incurred gross interest expense of $2,086 and $1,839, respectively, excluding amortization of the discount, deferred financing costs, other fees and the effect of any hedging derivatives. As of March 31, 2017 and December 31, 2016, the Securitization Loan had a weighted-average interest rate of 2.90% and 2.68%, respectively, which is inclusive of the monthly servicing fees, but excludes amortization of the original issue discount, deferred financing costs and interest rate cap accretion.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2017
(amounts in thousands, except share data and property counts)

During the three months ended March 31, 2017, the Company paid down $2,594 on the Securitization Loan to effect the release of certain properties from the first priority mortgages securing the Securitization Loan, including certain properties sold as described in Note 3. The Company did not make any payments on the Securitization Loan during the three months ended March 31, 2016.

The Securitization Loan had an initial term of two years, with three, 12-month extension options, resulting in a fully extended maturity date of September 9, 2019. The Borrower may execute the extension options provided there is no event of default under the Securitization Loan, the Borrower obtains a replacement interest rate cap agreement in a form reasonably acceptable to the lender and the Borrower complies with the other terms set forth in the loan agreement. The Company executed the first 12-month extension option in the third quarter of 2016.

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

All amounts outstanding under the Securitization Loan are secured by first priority mortgages on the securitization properties (the "Securitization Properties"), a pool of 2,973 properties excluding properties recorded as assets held for sale, in addition to the equity interests in, and certain assets of, the Borrower. The amounts outstanding under the Securitization Loan and certain obligations contained therein are guaranteed by the Operating Partnership only in the case of certain bad acts (including bankruptcy) as outlined in the transaction documents. The Borrower and Equity Owner are separate legal entities, but continue to be reported in the Company’s consolidated financial statements. As long as the Securitization Loan is outstanding, the assets of the Borrower and Equity Owner are not available to satisfy the debts and obligations of the Company or its other consolidated subsidiaries and the liabilities of the Borrower and Equity Owner are not liabilities of the Company (excluding, for this purpose, the Borrower and Equity Owner) or its other consolidated subsidiaries. The Company is permitted to receive distributions from the Borrower out of unrestricted cash as long as the Borrower is current with all payments and in compliance with all other obligations under the Securitization Loan.

The Securitization Loan provides for the restriction of cash whereby the Company must set aside funds for payment of real estate taxes, capital expenditures and other reserves associated with the Securitization Properties. There is also a cash management account controlled by the lender for the collection of all rents and cash generated by the Borrower's properties. In the event of default, the lender may apply funds, as the lender elects, from the cash management account, foreclose on its security interests, appoint a new property manager, and in limited circumstances, enforce the Company's guaranty. As of March 31, 2017 and December 31, 2016, the Company had $6,037 and $3,715, respectively, included in escrow deposits associated with the required reserves on the condensed consolidated balance sheets.

The Securitization Loan does not contractually restrict the Company's ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. The Securitization Loan documents require the Company to maintain certain covenants, including a minimum debt yield on the Securitization Properties, and contain customary events of default for a loan of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments and cross-default with certain other indebtedness. As of March 31, 2017 and December 31, 2016, the Company believes it was in compliance with all financial covenants.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2017
(amounts in thousands, except share data and property counts)

Term and Revolving Credit Facility

Certain of the Company's subsidiaries entered into a revolving credit facility (the "revolving credit facility") with a syndicate of banks on May 10, 2013. On February 18, 2015, the Company amended and restated the revolving credit facility to increase the borrowing capacity to $400,000 from $200,000 and subsequently amended the credit facility to address certain interest calculation mechanics. As amended, the revolving credit facility bore interest at a varying rate of three-month LIBOR plus 3.0%, subject to a LIBOR floor of 0.00%. The Company was also required to pay a monthly fee on the unused portion of the revolving credit facility at a rate of 0.50% per annum when the balance outstanding was less than $200,000, or 0.30% per annum when the balance outstanding was equal to or greater than $200,000. As of December 31, 2016 the interest rate on the revolving credit facility was 4.04%, inclusive of the unused fee. As of December 31, 2016, the balance outstanding was $352,799. In the three months ended March 31, 2016, the Company incurred $3,055 in gross interest expenses on the revolving credit facility, excluding amortization of deferred financing costs and interest rate cap accretion. As part of the amendment and restatement, the term of the revolving credit facility was extended to February 18, 2018 and the advance rate for borrowings was increased to 65% from 55%. The advance rate was based on the aggregate value of the eligible properties, which value is calculated as the lesser of (a) the third-party broker price opinion value or (b) the original purchase price plus certain renovation and other capitalized costs of the properties. The Company used proceeds from the revolving credit facility to fund acquisitions, renovation of properties, and other corporate purposes.

The revolving period on the revolving credit facility ended February 18, 2017 and the Company is no longer able to make additional draws thereunder, resulting in a term loan credit facility (the "term credit facility"). On February 22, 2017, the Company amended the term credit facility to (a) clarify that the aggregate commitment would automatically and permanently reduce on each day to an amount equal to the advances outstanding on that day and (b) retain the Company's access to cash in excess of payments made for property level expenses, interest, and required reserves for an additional six month period before such cash would be swept to prepay principal of the term credit facility. The term credit facility bears interest at a varying rate of three-month LIBOR plus 3.0%, subject to a LIBOR floor of 0.00%.

As of March 31, 2017, $346,184 was outstanding under the term credit facility. As of March 31, 2017 the interest rate on the term credit facility was 4.15%. In the three months ended March 31, 2017, the Company incurred $3,579 in gross interest expense on the term and revolving credit facility, excluding amortization of deferred financing costs and interest rate cap accretion.

All amounts outstanding under the term credit facility and former revolving credit facility (collectively referred to as the "Credit Facility") are collateralized by the equity interests and assets of certain of the Company’s subsidiaries (the "Pledged Subsidiaries"), which exclude the owners of the Securitization Properties. The amounts outstanding under the Credit Facility and additional specified obligations contained therein are guaranteed by the Company and the Operating Partnership only in the case of certain bad acts (including bankruptcy) and up to $20,000 for completion of certain property renovations, as outlined in the credit documents. As of March 31, 2017, there were 5,821 properties pledged as collateral under the Credit Facility, excluding properties recorded as held for sale.

The Credit Facility provides for mandatory reserves whereby the Company must set aside funds for payment of insurance, real estate taxes and certain property operating and maintenance expenses associated with properties in the Pledged Subsidiaries' portfolios. As of March 31, 2017 and December 31, 2016, the Company had $14,924 and $11,037, respectively, included in escrow deposits associated with the required reserves.

The Pledged Subsidiaries are separate legal entities, but continue to be reported in the Company’s consolidated financial statements. As long as the Credit Facility is outstanding, the assets of the Pledged Subsidiaries are not available to satisfy the other debts and obligations of the other Pledged Subsidiaries or the Company. The Credit Facility does not contractually restrict the Company’s ability to pay dividends. The Company is permitted to receive distributions from the Pledged Subsidiaries as long as the Company and the Pledged Subsidiaries are current with all payments and in compliance with all other obligations under the Credit Facility, however certain covenants contained therein may limit the amount of cash available for distribution. For example, beginning on August 18, 2017, all net cash generated by the properties in the Pledged Subsidiaries (after paying associated property-level expenses) will be directed towards principal repayment rather than being distributed to the Company.

The Credit Facility agreement requires the Company to meet certain quarterly financial tests pertaining to net worth, total liquidity, debt yield and debt service coverage ratios. The Company must maintain total liquidity of $25,000 and a net

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2017
(amounts in thousands, except share data and property counts)

worth of at least $125,000, as determined in accordance with the credit facility agreement. The Credit Facility also contains customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness.  The Company believes it was in compliance with all financial covenants under the credit facility as of March 31, 2017 and December 31, 2016.

Deferred Financing Costs

Costs incurred in the placement of the Company’s debt are being amortized using the straight-line method, which approximates the effective interest method, over the terms of the related debt. Amortization of deferred financing costs is recorded as interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

In connection with its Securitization Loan, the Company incurred no deferred financing costs for the three months ended March 31, 2017 and 2016. Deferred financing costs are being amortized through September 9, 2019, the fully extended maturity date of the Securitization Loan.

In connection with its Credit Facility, the Company incurred deferred financing costs of $1,008 and $9, for the three months ended March 31, 2017 and 2016, respectively. The costs are being amortized through February 18, 2018, the maturity date of the credit facility.

Interest Expense

The following table presents the Company's total interest expense for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Gross interest expense (1)	$5,665	$4,894
Amortization of discount on Securitization Loan	75	75
Amortization of deferred financing costs	1,251	1,153
Other interest (2)	—	90
Total interest expense	$6,991	$6,212

(1)	Includes the Securitization Loan's monthly servicing fees.

(2)	Includes monitoring service fees and interest related to the Company's designated derivative financial instruments (see Note 8).

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

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2017
(amounts in thousands, except share data and property counts)

The following table summarizes the consolidated derivative positions at March 31, 2017:

	Non-designated Hedged Interest Rate Caps (1)	Cash Flow Hedges Interest Rate Caps	Cash Flow Hedges Interest Rate Swaps
Notional balance	$304,367	$370,100	$296,000
Weighted average interest rate (2)	2.90%	4.15%	N/A
Weighted average capped/swapped interest rate (3)(4)	5.08%	6.00%	2.63%
Earliest maturity date	September 15, 2017	February 17, 2018	August 15, 2017
Latest maturity date	September 15, 2019	February 18, 2018	September 15, 2019

(1)	The full notional balance is hedged through September 15, 2017 after which $200,000 is hedged through September 15, 2019.

(2)	For interest rate caps, represents the weighted average interest rate on the hedged debt as of March 31, 2017.

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

As of both March 31, 2017 and December 31, 2016, the Company held four interest rate cap agreements, which included two interest rate cap agreements with an aggregate notional amount of $370,100, LIBOR caps of 3.0%, and termination dates of February 17, 2018 and February 18, 2018 associated with the Credit Facility, one interest rate cap agreement with a notional amount of $104,367, a LIBOR cap of 3.1085%, and a termination date of September 15, 2017 associated with the Securitization Loan, and one interest rate cap agreement with a notional amount of $200,000, a LIBOR cap of 3.1085%, and a termination date of September 15, 2019.

The two interest rate cap agreements associated with the Credit Facility were purchased for an aggregate price of $867. The two interest rate cap agreements associated with the Securitization Loan were purchased for an aggregate price of $1,413. Portions of the purchase prices of the interest rate cap agreements, representing the premiums paid to enter into the contracts, were capitalized as deferred financing costs and are being amortized using the straight-line method over the terms of the related agreements. The Company determined that the interest rate caps qualified for hedge accounting and, therefore, were designated as cash flow hedges with future changes in fair value recognized through other comprehensive income (loss) (see Note 8). Ineffectiveness was calculated as the amount by which the change in fair value of the derivatives exceeds the change in the fair value of the anticipated cash flows related to the corresponding debt and is recorded in adjustments for derivative instruments, net in the condensed consolidated statements of operations and comprehensive loss.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2017
(amounts in thousands, except share data and property counts)

In August 2016, the Company, through its Operating Partnership, entered into interest rate swap transactions with two counterparties (the “Swaps”). The Company entered into the Swaps to effectively fix the interest rate on $296,000 of the Company’s floating rate indebtedness under the Securitization Loan for three years. The Swaps have an effective date and maturity date as reflected in the table below. From each respective effective date through the corresponding maturity date, the Company will be required to make monthly fixed rate payments at the fixed swap rate and on the notional amounts reflected in the table below, while the counterparty will be obligated to make monthly floating rate payments to the Company based on one-month LIBOR and referencing the same notional amount. In connection with the Swaps, the Company is required to maintain cash reserves of at least $15,000. The Company determined that the Swaps qualified for hedge accounting and designated the derivatives as cash flow hedges. Concurrently, the Company de-designated three interest rate cap agreements also associated with the Securitization Loan and will reclassify the balance of deferred losses of $1,229 in accumulated other comprehensive income as of March 31, 2017 to earnings over the remaining life of the associated interest rate cap agreements.

Notional Amount	Fixed Swap Rate	Effective Date	Maturity Date
$177,600	0.6495%	August 15, 2016	August 15, 2017
$177,600	0.8045%	August 15, 2017	August 15, 2018
$177,600	0.9200%	August 15, 2018	September 15, 2019
$118,400	0.6600%	August 15, 2016	August 15, 2017
$118,400	0.8030%	August 15, 2017	August 15, 2018
$118,400	0.9300%	August 15, 2018	September 15, 2019

Note 5. Equity Incentive Plan

Restated 2012 Equity Incentive Plan

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

The Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, during the three months ended March 31, 2017. This guidance simplified various aspects of share-based payments. As a result, the Company separated cash paid to a tax authority related to stock compensation as a financing activity in the condensed consolidated statement of cash flows for shares that were withheld to satisfy the Company's statutory income tax withholding obligation. Historically, the withholdings have been classified as a financing activity under repurchase of common stock. Additionally, the Company elected to recognize forfeitures as they occurred.

Restricted Stock Awards

On January 4, 2017, the Company appointed a new independent director to the Company's Board of Directors. The independent director was awarded an equity retainer in the form of an award of 1,055 shares of restricted stock with a fair market value of $17.27. Annual equity retainers for such independent directors will vest as to all of such shares on the earlier of (i) the one year anniversary of the date of grant and (ii) the date immediately preceding the date of the Company's next annual meeting of stockholders, subject, in each case, to the independent director's continued service to the Company through the vesting date.

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

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2017
(amounts in thousands, except share data and property counts)

Performance Stock Units

Certain of the Company's executive officers have been awarded performance stock units ("PSUs") under the Restated 2012 Plan. Each PSU represents the potential to receive Silver Bay common stock based on the extent to which specified performance targets are met during the 36-month performance period, and is subject to continued employment until the end of the performance period. The number of shares of Silver Bay common stock to be earned as of the vesting date for each PSU increases and decreases based on Silver Bay's total stockholder return (stock price appreciation plus dividends) ("TSR"). The Company utilized a Monte-Carlo simulation to calculate the weighted-average grant date fair value for all outstanding PSUs.

On January 27, 2017, the Company granted 30,000 PSUs to the Chief Executive Officer which would vest based on the Company's annualized TSR during the performance period on an absolute (i.e., non-relative) basis (the "Absolute TSR PSUs"), with a grant date fair value of $7.78 per unit. The number of shares of common stock eligible to be received is determined by multiplying the target number of PSUs by the TSR multiplier, determined in accordance with the following table:

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

On January 27, 2017, the Company further granted 30,000 PSUs to the Chief Executive Officer which will vest based on the Company’s TSR during the performance period relative to a peer group index (the “Relative TSR PSUs”) comprised initially of those companies in the Apartment and Single Family Home subsectors of the FTSE NAREIT All REIT Index (the “Index”) with equal weighting provided to each subsector in constructing the peer group index. The grant date fair value was $13.67 per unit. The number of shares of common stock eligible to be received will be determined by multiplying the target number of PSUs by the TSR Multiplier determined in accordance with the following table:

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

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2017
(amounts in thousands, except share data and property counts)

On January 27, 2017, certain executives were awarded 39,610 PSUs which would vest based on the Company's annualized TSR during the performance period based on an absolute period (the "Outperformance TSR PSUs") with a grant date fair value of $5.37 per unit. The number of shares of common stock is determined by multiplying the number of PSUs by the TSR multiplier, determined in accordance with the following table:

Annualized TSR	TSR Multiplier (3)
6.5%	—%
8%	25%
10%	50%
12%	100%
14%	125%
16%	150%

(3)
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

The following assumptions were used in the Monte-Carlo simulation to calculate the weighted-average grant date fair value:

Expected volatility (1)	18.53%
Dividend assumption (2)	—%
Expected term in years	2.92
Risk-free rate	1.48%
Stock price (per share) (3)	$16.68
Beginning average stock price (per share) (4)	$17.42

(1)	Expected volatility is based on the Company’s historical stock price volatility over the last three years using daily data points.

(2)	An assumed dividend yield of 0% is the mathematical equivalent to the reinvestment of dividends, which is consistent with the TSR definition described above.

(3)	Based on the closing price of the Company's common stock on January 27, 2017.

(4)	Based on the average closing price for the 30 trading days prior to December 31, 2016.

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

The Company did not repurchase any shares under the program during the three months ended March 31, 2017. During the three months ended March 31, 2016, the Company repurchased and retired 545,223 shares under the program for a total cost of $7,867, at an average purchase price of $14.43 per share, inclusive of commissions.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2017
(amounts in thousands, except share data and property counts)

Common Stock Dividends

The following table presents cash dividends declared by the Company on its common stock during the three months ended March 31, 2017, and the four immediately preceding quarters:

Declaration Date	Record Date	Payment Date	Cash Dividend per Share
February 27, 2017	April 3, 2017	April 14, 2017	$0.13
December 20, 2016	December 30, 2016	January 13, 2017	0.13
September 22, 2016	October 3, 2016	October 14, 2016	0.13
June 21, 2016	July 1, 2016	July 15, 2016	0.13
March 23, 2016	April 4, 2016	April 15, 2016	0.13

Preferred Stock Dividends

The following table presents cash dividends declared by the Company on its 10% cumulative redeemable preferred stock during the three months ended March 31, 2017, and the four immediately preceding quarters:

Declaration Date	Payment Date	Cash Dividend per Share
March 1, 2017	April 14, 2017	$25.28
December 20, 2016	January 13, 2017	24.72
September 22, 2016	October 14, 2016	24.72
June 22, 2016	June 30, 2016	25.00
March 30, 2016	April 15, 2016	26.94

Note 7.  Earnings (Loss) Per Share

The following table presents a reconciliation of net loss attributable to common stockholders and shares used in calculating basic and diluted earnings (loss) per share ("EPS") for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net loss attributable to controlling interests	$(1,742)	$(3,379)
Preferred stock distributions	(25)	(25)
Net loss attributable to common stockholders	$(1,767)	$(3,404)
Basic and diluted weighted average common shares outstanding	35,449,670	36,022,953
Net loss per common share - basic and diluted	$(0.05)	$(0.09)

A total of 2,231,511 common units not owned by the Company were outstanding for the three months ended March 31, 2017 and 2016, but have been excluded from the calculation of diluted EPS as their inclusion would not be dilutive. In addition, 420,269 PSUs, inclusive of dividend equivalent rights and their market condition rate have been excluded from the calculation of diluted EPS for the three months ended March 31, 2017, as their inclusion would not be dilutive. For the three months ended March 31, 2016, 105,000 PSUs have been excluded from the calculation of diluted EPS as their market conditions had not been met and their inclusion would not be dilutive.

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2017
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

The following tables provide a summary of the aggregate fair value measurements for the Hedging Derivatives and the location within the condensed consolidated balance sheets at March 31, 2017 and December 31, 2016, respectively:

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	March 31, 2017	Quoted Prices (Unadjusted) for Identical Assets/Liabilities (Level 1)	Quoted Prices for Similar Assets and Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Non-Designated Hedges
Interest Rate Caps	Other Assets	$107	$—	$107	$—
Cash Flow Hedges
Interest Rate Caps	Other Assets	—	—	—	—
Interest Rate Swaps	Other Assets	5,294	—	5,294	—
Total		$5,401	$—	$5,401	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	December 31, 2016	Quoted Prices (Unadjusted) for Identical Assets/Liabilities (Level 1)	Quoted Prices for Similar Assets and Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Non-Designated Hedges
Interest Rate Caps	Other Assets	$245	$—	$245	$—
Cash Flow Hedges
Interest Rate Caps	Other Assets	2	—	2	—
Interest Rate Swaps	Other Assets	4,830	—	4,830	—
Total		$5,077	$—	$5,077	$—

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2017
(amounts in thousands, except share data and property counts)

The following table provides a summary of the effect of Hedging Derivatives on the Company's condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2017:

	Effective Portion			Ineffective Portion
Description	Amount of Gain/(Loss) Recognized in Other Comprehensive Income on Derivative	Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings	Location of Gain/(Loss) Recognized in Earnings on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
Non-Designated Hedges
Interest Rate Caps	$—	Adjustments for derivative instruments, net	$(26)	N/A	$—
Cash Flow Hedges
Interest Rate Caps	(2)	Interest Expense	(74)	N/A	—
Interest Rate Swaps	465	N/A	—	N/A	—
Total	$463		$(100)	N/A	$—

The following table provides a summary of the effect of Hedging Derivatives on the Company's condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2016:

	Effective Portion			Ineffective Portion
Description	Amount of Gain/(Loss) Recognized in Other Comprehensive Income on Derivative	Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings	Location of Gain/(Loss) Recognized in Earnings on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
Cash Flow Hedges
Interest Rate Caps	$(474)	Interest Expense	$(24)	N/A	$—

As of March 31, 2017 and December 31, 2016, there was $3,404 and $2,841, respectively, in deferred gains in accumulated other comprehensive income related to Hedging Derivatives. The Company expects to recognize $663 in interest expense during the twelve months ending March 31, 2018, pertaining to the designated interest rate cap agreements, which will be reclassified out of accumulated other comprehensive income in accordance with the amortization schedules established upon designation of the interest rate caps as cash flow hedges. In addition, the Company expects to recognize approximately $286 into earnings during the twelve months ended March 31, 2018, pertaining to the de-designated interest rate cap agreements, which will be reclassified out of accumulated other comprehensive income into adjustments for derivative instruments, net in accordance with the amortization schedules established upon designation of the interest rate cap agreements as cash flow hedges. Interest expense pertaining to the interest rate swap transactions will be recognized as incurred.

In August 2016, the Company entered into a series of interest rate swaps (see Note 4) and determined they qualified for hedge accounting and designated the derivatives as cash flow hedges. In connection with entering into these interest rate swaps, the Company de-designated three interest rate cap agreements associated with the Securitization Loan. As the Company still holds a balance on the Securitization Loan, it will reclassify the balance at March 31, 2017 of $1,229 in deferred losses in accumulated other comprehensive income (loss) to earnings over the remaining life of the associated interest rate cap agreements. During the three months ended March 31, 2017, the Company realized $139 in losses related to the change in fair value on the de-designated interest rate cap agreements which is recorded in adjustments for derivative instruments, net.

Nonrecurring Fair Value

For long-lived assets to be disposed of, an impairment loss is recognized when the estimated fair value of the asset, less the estimated cost to sell, is less than the carrying amount of the asset at the time the Company has determined to sell the

SILVER BAY REALTY TRUST CORP.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Three Months Ended March 31, 2017
(amounts in thousands, except share data and property counts)

asset. Assets held for sale are valued based on comparable sales data, less estimates of third-party broker commissions, which are gathered from the markets. These impairment measurements constitute nonrecurring fair value measures under ASC 820 and the inputs are characterized as Level 2.

Fair Value of Other Financial Instruments

In accordance with ASC 820, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the condensed consolidated balance sheets, for which fair value can be estimated.  The following describes the Company’s methods for estimating the fair value for financial instruments. Descriptions are not provided for those items that have zero balances as of March 31, 2017.

•
Cash, escrow deposits, resident prepaid rent and security deposits, resident rent receivable (included in other assets), and accounts payable and accrued expenses have carrying values which approximate fair value because of the short-term nature of these instruments. The Company categorizes the fair value measurement of these assets and liabilities as Level 1.

•
The Company’s credit facility has a floating interest rate based on an index plus a spread and the credit spread is consistent with those demanded in the market for facilities with similar risk and maturities. Accordingly, the interest rate on this borrowing is at market, and thus, the carrying value of the debt approximates fair value as of March 31, 2017. The Company categorizes the fair value measurement of this liability as Level 2.

•
The fair value of the Company's Securitization Loan was $300,583 as of March 31, 2017, based on an average of market quotations. The Company categorizes the fair value measurement of this liability as Level 2.

•
The Company’s 10% cumulative redeemable preferred stock had a fair value which approximates its liquidation value at March 31, 2017. The Company categorizes the fair value measurement of this instrument as Level 2.

Note 9.  Commitments and Contingencies

Concentrations

As of March 31, 2017, approximately 61% of the Company’s properties were located in Atlanta, GA, Phoenix, AZ, and Tampa, FL, which exposes the Company to greater economic risks than if the Company owned a more geographically dispersed portfolio.

Resident Security Deposits

As of March 31, 2017, the Company had $13,068 in resident security deposits. Security deposits are refundable, net of any outstanding charges and fees, upon expiration of the underlying lease.

Legal and Regulatory

From time to time, the Company is subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of the Company's business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material adverse effect on the Company's condensed consolidated financial statements, and therefore no accrual has been recorded as of March 31, 2017.

Note 10.  Subsequent Events

On May 5, 2017, Silver Bay's shareholders voted in favor of the Merger, which is subject to customary closing conditions as outlined in Note 1. The closing of the Merger is expected to occur during the week of May 8th, 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report, including the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events or trends that should be read in conjunction with the factors described under “Special Note Regarding Forward-Looking Statements” included in this Quarterly Report. In addition, our actual results could differ materially from those projected in such forward-looking statements as a result of the factors discussed under “Special Note Regarding Forward-Looking Statements” as well as the risk factors described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 and any updates to those risk factors included in Part II, Item 1A, “Risk Factors,” of this Quarterly Report.

Overview

We are an internally-managed Maryland corporation that focuses on the acquisition, renovation, leasing, and management of single-family properties in select markets in the United States. Our objective is to generate attractive risk-adjusted returns for our stockholders over the long term through dividends and capital appreciation. We generate virtually all of our revenue by leasing our portfolio of single-family properties. As of March 31, 2017, we owned 9,013 single-family properties for rental purposes in Arizona, California, Florida, Georgia, Nevada, North Carolina, Ohio, South Carolina and Texas, excluding properties reflected as assets held for sale on our condensed consolidated balance sheets.

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

Silver Bay Realty Trust Corp. was incorporated in Maryland in June 2012. Silver Bay Realty Trust Corp. conducts its business and owns all of its properties through Silver Bay Operating Partnership L.P. (the "Operating Partnership"), a Delaware limited partnership. Silver Bay Realty Trust Corp.’s wholly owned subsidiary, Silver Bay Management LLC (the "General Partner") is the sole general partner of the Operating Partnership. Silver Bay Realty Trust Corp. has no material assets or liabilities other than its investment in the Operating Partnership. As of March 31, 2017, Silver Bay Realty Trust Corp. owned, through a combination of direct and indirect interests, 94.1% of the partnership interests in the Operating Partnership. Except as otherwise required by the context, references to the “Company,” “Silver Bay,” “we,” “us” and “our” refer collectively to Silver Bay Realty Trust Corp., the Operating Partnership and the direct and indirect subsidiaries of each.

On February 27, 2017, Silver Bay Realty Trust Corp., the General Partner, and the Operating Partnership (Silver Bay Realty Trust Corp., the Operating Partnership and the General Partner collectively referred to as the “Company Parties”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Tricon Capital Group, Inc., a company incorporated under the laws of the Province of Ontario (“Tricon Ultimate Parent”), TAH Acquisition Holdings LLC, a Delaware limited liability company (“Tricon Parent”) and TAH Acquisition LP, a Delaware limited partnership (“Tricon LP” and, together with Tricon Ultimate Parent and Tricon Parent, the “Tricon Parties”). Subject to the terms and conditions of the Merger Agreement, Silver Bay Realty Trust Corp. will merge with and into Tricon Parent, with Tricon Parent being the surviving entity (the “Merger”). The board of directors of Silver Bay Realty Trust Corp. has unanimously approved the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement.

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each outstanding share of Silver Bay Realty Trust Corp. common stock, par value $0.01 per share (other than shares held by any Tricon Party or any subsidiary thereof or any of our wholly-owned subsidiaries), will be converted into the right to receive an amount in cash equal to $21.50, without interest (as the same may be adjusted, the “Merger Consideration”), subject to any applicable withholding tax, and each outstanding share of Silver Bay Realty Trust Corp. 10% cumulative redeemable preferred stock, par value $0.01 per share, will be converted into the right to receive an amount in cash equal to $1,000 per share, plus an amount equal to all dividends accrued and unpaid on such share of preferred stock immediately prior to the Merger effective time, without interest (the “Preferred Merger Consideration”), subject to applicable withholding tax. The Merger Agreement also provides for the merger of Tricon LP with and into the Operating Partnership, with the Operating Partnership being the surviving entity (the “Partnership Merger”).

The closing of the Merger and the Partnership Merger is subject to customary conditions, including, among others: (i) approval by a majority of Silver Bay Realty Trust Corp.’s stockholders; (ii) the absence of a material adverse effect on us; (iii) the receipt of a tax opinion relating to our REIT status and (iv) the absence of any order, action or law by a governmental authority preventing, prohibiting, enjoining or making illegal the consummation of the Merger and the Partnership Merger. In connection with the proposed merger transaction, we have incurred legal, investment banking, due diligence and other transaction costs ("transaction expenses") of $2,210 for the three months ended March 31, 2017. The closing of the Merger is expected to occur during the week of May 8, 2017. See Note 10 in the notes to the condensed consolidated financial statements for updates on the Merger and Partnership Merger since March 31, 2017.

Any discussion of future trends or business plans of the Company in this Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, ignores any impact of the Merger, the Partnership Merger, or the Merger Agreement.

Property Portfolio

Our investments in real estate consist of single-family properties located in select markets. As of March 31, 2017, we owned 9,013 single-family properties in the following markets:

Market	Number of Properties (1)	Aggregate Investment in Real Estate (2) (in thousands)	Average Investment in Real Estate Per Property	Average Age (in years) (3)	Average Square Footage
Atlanta	2,946	$352,985	$119,818	22.7	1,810
Phoenix	1,421	203,876	143,474	28.2	1,634
Tampa	1,136	165,053	145,293	28.5	1,622
Charlotte (4)	687	86,005	125,189	16.6	1,642
Orlando	519	71,074	136,944	28.8	1,500
Dallas	511	69,148	135,319	25.1	1,619
Jacksonville	451	59,721	132,419	28.4	1,536
Northern CA (5)	380	72,975	192,039	48.4	1,396
Las Vegas	290	41,436	142,883	20.7	1,717
Columbus	284	33,428	117,704	39.6	1,414
Tucson	209	17,692	84,651	44.0	1,330
Southeast FL (6)	179	33,749	188,542	49.4	1,353
Totals	9,013	$1,207,142	$133,933	27.2	1,650

(1)	Properties reflected in this table exclude properties recorded as assets held for sale on our condensed consolidated balance sheets.

(2)
Aggregate investment in real estate includes all capitalized costs, determined in accordance with U.S. generally accepted accounting principles ("GAAP"), incurred through March 31, 2017 for the acquisition, stabilization, and significant post-stabilization renovation of properties, including land, building, possession costs and renovation costs. Aggregate investment in real estate includes $22.7 million in capital improvements, incurred from our formation through March 31, 2017, made to properties that had been previously renovated, but does not include accumulated depreciation.

(3)
As of March 31, 2017, approximately 2% of our properties were less than 10 years old, 39% were between 10 and 20 years old, 20% were between 20 and 30 years old, 19% were between 30 and 40 years old, 11% were between 40 and 50 years old, and 9% were more than 50 years old. Average age is an annual calculation.

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

We periodically sell properties after determining the property or related market no longer fit our portfolio and may sell properties when we view market conditions are favorable given other potential uses of capital. As of March 31, 2017, we had 61 properties reflected as assets held for sale on our balance sheet. As of March 31, 2017, we had 38 properties under contract to sell with an aggregate contractual sales price of $7.5 million. There are no assurances we will close on the sales of these properties.

During the three months ended March 31, 2017 and 2016, we sold 74 and 53 properties, respectively, for total gross proceeds of $14.9 million and $7.3 million, respectively, for a net gain on disposition of real estate of $2.9 million and $1.3 million, respectively.

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

The following table summarizes the occupancy status of our properties as of March 31, 2017:

Market	Number of Properties	Properties Occupied	Properties Vacant	Aggregate Portfolio Occupancy Rate	Average Monthly Rent (1)	Average Remaining Lease Term (Months) (2)
Atlanta	2,946	2,842	104	96.5%	$1,128	8.1
Phoenix	1,421	1,412	9	99.4%	1,153	7.9
Tampa	1,136	1,097	39	96.6%	1,361	7.5
Charlotte	687	677	10	98.5%	1,123	7.0
Orlando	519	508	11	97.9%	1,237	7.6
Dallas	511	498	13	97.5%	1,342	8.8
Jacksonville	451	436	15	96.7%	1,186	8.6
Northern CA	380	375	5	98.7%	1,760	8.1
Las Vegas	290	288	2	99.3%	1,241	7.2
Columbus	284	280	4	98.6%	1,103	7.8
Tucson	209	204	5	97.6%	863	6.1
Southeast FL	179	127	52	70.9%	1,606	5.0
Totals	9,013	8,744	269	97.0%	$1,213	7.8

(1)
Average monthly rent for occupied properties was calculated as the average of the contracted monthly rent for all occupied properties as of March 31, 2017 and reflects rent concessions amortized over the life of the related lease.

(2)	Average remaining lease term assumes a remaining term of 30 days for leases in month-to-month status.

The aggregate portfolio occupancy rate increased slightly to 97.0% as of March 31, 2017 compared to 96.9% as of March 31, 2016.

During the three months ended March 31, 2017, 641 properties turned over compared to 645 in the three months ended March 31, 2016. This turnover number includes move-outs, evictions and lease breaks on our portfolio. Quarterly turnover for the three months ended March 31, 2017 was 7.1% compared to 7.2% for the three months ended March 31, 2016. Quarterly turnover represents the number of properties turned over in the period divided by the number of properties in stabilized status at period-end. The total number of properties with lease expirations in the three months ended March 31, 2017 was 2,399, including properties with month-to-month occupancy in the period. Of these properties, 469 properties turned over, resulting in a retention rate of 80.5% compared to a retention rate of 81.0% during the three months ended March 31, 2016.

The following is a summary of our turnover percentage, by quarter, for the trailing twelve-month periods ended March 31, 2017 and 2016:

Turnover (1)
March 31, 2017	7.1%
December 31, 2016	6.6%
September 30, 2016	8.1%
June 30, 2016	7.6%
Total turnover for twelve months ended March 31, 2017	29.4%

Turnover (1)
March 31, 2016	7.2%
December 31, 2015	6.6%
September 30, 2015	8.2%
June 30, 2015	7.0%
Total turnover for twelve months ended March 31, 2016	29.0%

(1)	Quarterly turnover percentage represents the number of properties turned over in each respective period divided by the number of properties in stabilized status as of each respective period-end.

Same-Home Properties. We refer to our Same-Home properties as those properties (1) that we had stabilized and for which we had completed the initial renovation as of January 1, 2016 and (2) that we held in operations throughout the full periods presented in both 2016 and 2017. Same-Home properties exclude properties classified as held for sale and properties taken out of service as a result of a casualty loss.

As of March 31, 2017, we had 6,863 properties included in Same-Home properties in the following markets:

		Aggregate Occupancy Rate		Average Monthly Rent (1)
	Number of Same-Home Properties	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Atlanta	1,471	97.2%	98.3%	$1,198	$1,149
Phoenix	1,421	99.4%	98.6%	1,153	1,109
Tampa	962	96.6%	96.4%	1,387	1,329
Charlotte	348	98.9%	96.3%	1,205	1,164
Orlando	367	98.4%	98.1%	1,296	1,239
Dallas	502	97.6%	95.8%	1,342	1,304
Jacksonville	451	96.7%	97.3%	1,186	1,144
Northern CA	380	98.7%	99.5%	1,760	1,631
Las Vegas	290	99.3%	99.0%	1,241	1,200
Columbus	284	98.6%	96.1%	1,103	1,074
Tucson	209	97.6%	97.1%	863	846
Southeast FL	178	70.8%	94.9%	1,606	1,586
Totals	6,863	97.3%	97.6%	$1,257	$1,210

(1)
Average monthly rent for occupied properties was calculated as the average of the contracted monthly rent for all occupied properties as of March 31, 2017 and 2016, respectively, and reflects rent concessions amortized over the life of the related lease.

Results of Operations

The following is a summary of our results of operations (unaudited) for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(amounts in thousands except per share data)	2017	% of Revenue	2016	% of Revenue
Condensed Consolidated Income Statement Data
Total revenue	$32,417	100.0%	$31,136	100.0%
Property operating expenses:
Property operating and maintenance	5,442	16.8%	5,884	18.9%
Real estate taxes	4,597	14.2%	4,452	14.3%
Homeowners’ association fees	415	1.3%	436	1.4%
Property management	2,758	8.5%	2,771	8.9%
Total property operating expenses	$13,212	40.8%	$13,543	43.5%

Loss before other income, income taxes and non-controlling interests	$(3,834)		$(4,136)
Net loss	$(1,852)		$(3,589)
Net loss attributable to common stockholders	$(1,767)		$(3,404)
Net loss per share attributable to common shares - basic and diluted	$(0.05)		$(0.09)
Net operating income (1)	$19,205		$17,593

Same-Home Properties Income Statement Data (2)
Same-Home total revenue	$25,582	100.0%	$24,475	100.0%
Same-Home property operating expenses:
Property operating and maintenance	4,433	17.3%	4,829	19.7%
Real estate taxes	3,670	14.3%	3,519	14.4%
Homeowners' association fees	344	1.3%	364	1.5%
Property management	2,201	8.6%	2,166	8.8%
Same-Home property operating expenses	10,648	41.6%	10,878	44.4%
Same-Home net operating income (1)	$14,934		$13,597

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

Comparison of the Three Months Ended March 31, 2017 and the Three Months Ended March 31, 2016

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

Total revenue increased $1.3 million, or 4.1%, in the three months ended March 31, 2017 compared to the prior year period. We owned 9,013 properties as of March 31, 2017 as compared to 8,981 properties as of March 31, 2016 with aggregate occupancy rates of 97.0% and 96.9%, respectively. We achieved an average monthly rent for occupied properties in our portfolio of $1,213 as of March 31, 2017 as compared to $1,178 as of March 31, 2016. We calculate average monthly rent for a period as the average of the contracted monthly rent for all occupied properties as of the end of such period, net of the concessions amortized over the life of the related lease. The increase in revenue for the three months ended March 31, 2017 over the prior year period was primarily due to increases in our rental rates and to a lesser extent occupancy rate increases.

Total revenue from Same-Home properties increased $1.1 million, or 4.5%, in the three months ended March 31, 2017, compared to the prior year period. This increase was due primarily to the increases in average monthly rent. Average monthly rent for occupied properties in our Same-Home portfolio increased to $1,257 as of March 31, 2017 compared to $1,210 as of March 31, 2016. The average rent for the Same-Home portfolio is higher than our aggregate portfolio due to property mix as a result of previous bulk acquisitions. Same-Home occupancy decreased slightly to 97.3% as of March 31, 2017 compared to 97.6% as of March 31, 2016.

Expenses

Property Operating Expenses. Property operating expenses include property operating and maintenance, real estate taxes, homeowners' association fees, and property management. Included in property operating and maintenance are repairs and maintenance expenses associated with resident turnover, property insurance, bad debt and utilities and landscape maintenance on market ready properties not occupied. Real estate taxes are expensed once a property is placed in service. As of March 31, 2017, we internally managed 94.5% of our portfolio, which represented all of our markets other than Las Vegas and Tucson where we use third-party managers.

Property operating expenses for the entire portfolio decreased $0.3 million, or 2.4%, for the three months ended March 31, 2017 over the prior year period due to a decrease in property operating and maintenance offset by an increase in real estate taxes. As a percentage of revenue, property operating expenses decreased 2.7 percentage points largely due to an increased revenue base and reduction in turnover expense.

Property operating expenses for the Same-Home properties decreased $0.2 million, or 2.1% for the three months ended March 31, 2017 compared to the prior quarter. This decrease stemmed primarily from a decrease in property operating and maintenance offset by an increase in real estate taxes. As a percentage of total revenue, property operating expenses for the Same-Home properties decreased 2.8% to 41.6% compared to 44.4% in the year ago quarter.

Depreciation and Amortization. Depreciation and amortization includes depreciation on real estate assets placed in-service and amortization of deferred lease fees and in-place leases. Depreciation and amortization decreased $0.1 million, or 0.9%, in the three months ended March 31, 2017 over the prior year period. The decrease in the three months ended March 31, 2017, despite the increase in number of properties over the prior period, is a result of the capital reallocation strategy and disposal of properties in the Southeast Florida market which carry a higher cost basis.

General and Administrative. General and administrative includes those costs related to being a public company and expenses associated with our corporate and administrative functions. General and administrative expense decreased $0.2 million, or 5.3%, in the three months ended March 31, 2017, over the prior year period primarily related to expense management and timing of certain items.

Share-based Compensation. Share-based compensation expense includes costs associated with our restricted stock awards to our board of directors and certain employees and our performance stock unit awards to certain members of management.

Share-based compensation expense increased $0.3 million in the three months ended March 31, 2017 over the prior year periods due to the performance stock unit (PSU) grants in June 2016 and January 2017, which will vest over the next three years as long as such the recipient is an employee on the vesting date. These new PSU grants and related expenses were offset in part by the reversal of the previous CEO's PSU expense recognized in the three months ended March 31, 2016.

Severance and Other. Severance and other consisted primarily of executive severance and related costs for certain employees that have departed during the three months ended March 31, 2016. There were no severance and other costs incurred in the three months ended March 31, 2017.

Transaction Expenses. Transaction expenses consists of legal, investment banking, due diligence activities and other transaction costs associated with the proposed Merger Agreement. We incurred $2.2 million in transaction expenses in the three months ended March 31, 2017.

Interest Expense. Interest expense includes interest incurred on the outstanding balance of our debt, an unused line fee on the undrawn amount of the revolving credit facility, debt service costs, amortization of deferred financing fees, and interest expense associated with the interest rate swap transactions and interest rate cap accretion.

The following table presents total interest expense for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Gross interest expense (1)	$5,665	$4,894
Amortization of discount on Securitization Loan	75	75
Amortization of deferred financing costs	1,251	1,153
Other interest (2)	—	90
Total interest expense	$6,991	$6,212

(1)	Includes the Securitization Loan's monthly servicing fees.

(2)	Includes monitoring service fees and interest related to our designated derivative financial instruments (see Note 8 on the accompanying condensed consolidated financial statements).

 Interest expense increased $0.8 million in the three months ended March 31, 2017, over the prior year period primarily due to higher average interest rates.

Total Other Income. Total other income consists of activities related to our sales of investments in real estate as well as adjustments on derivative financial instruments, net. Total other income increased $1.2 million in the three months ended March 31, 2017 over the prior year period due to an increase in the net gain on disposition of real estate related to certain properties of $2.9 million partially offset by an increase in operating costs of assets held for sale.

Income Tax Expense, Net. We intend to operate and to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and intend to comply with the requirements of the Code relating to REITs. We have TRSs where certain investments may be made and activities conducted that may have otherwise been subject to the prohibited transactions tax or may not be favorably treated for purposes of complying with the various requirements for REIT qualification. The income and losses within the TRSs are subject to federal, state, and local income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We recognized income tax expense of $0.3 million in the three months ended March 31, 2017 compared to $0.5 million in the three months ended March 31, 2016. The decrease in income tax expense is due to the amount of tax gain on the disposition of real estate being less in the three months ended March 31, 2017 over the prior period in the TRS entities.

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

Our critical accounting policies are those related to:

•	Revenue recognition;

•	Investments in real estate;

•	Impairment of real estate;

•	Accounts payable and accrued expenses;

•	Income taxes; and

•	Derivative instruments

Our critical accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2016. The critical accounting policies used in preparing our interim 2017 condensed consolidated financial statements are the same as those described in our Form 10-K.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance on revenue recognition and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, most industry-specific guidance and some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The new standard specifically excludes lease revenue, but will apply to other revenue and real estate sales. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expect to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The guidance will be effective for us for annual reporting periods beginning on January 1, 2018, and for interim periods within those annual periods. We can elect to adopt guidance using the full retrospective approach or the modified retrospective approach. Early adoption of this standard is only allowed as of the original effective date, annual periods beginning after December 15, 2016. We are currently evaluating the method of adoption and the impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, a new lease standard which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). Under ASU 2016-02, lessor accounting will be substantially similar to the current model, but aligned with certain changes to the lessee model and ASU 2014-09. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. Our rental revenue is primarily generated from short-term operating leases. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard is expected to impact our condensed consolidated financial statements as we are a lessor and have operating office lease arrangements for which we are the lessee. The new standard will be effective for us beginning on January 1, 2019, with early adoption permitted. The new standard must be adopted using a modified retrospective transition, requiring application of the new guidance at the beginning of the earliest comparative period presented and provides for certain practical expedients. We are currently evaluating the impact on our consolidated financial statements.

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

Our liquidity and capital resources as of March 31, 2017 consisted of cash of $54.0 million, escrow deposits of $23.0 million, including cash held in reserve at financial institutions as required by our debt agreements of $21.0 million.

We believe our cash flows from operations together with current cash will be sufficient to fund the anticipated needs of our operations in 2017. We may also opportunistically utilize the capital markets to raise additional capital, including through the issuance of debt and equity securities (including the issuance of common units in the Operating Partnership) and securitizations, but there can be no assurance that we will be able to access adequate liquidity sources on favorable terms or at all.

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

During the three months ended March 31, 2017, we paid down $2.6 million on the Securitization Loan to effect the release of certain properties from the first priority mortgages securing the Securitization Loan. We did not make any pay downs on the Securitization Loan during the three months ended March 31, 2016.

The Securitization Loan had an initial term of two years with three, 12-month extension options, resulting in a fully extended maturity date of September 9, 2019 and provides for monthly payments at a blended rate equal to the one-month LIBOR plus 1.85% and a monthly servicing fee of 0.1355% (excluding the amortization of the original issue discount and deferred financing costs). The Securitization Loan has a blended effective rate of one-month LIBOR plus 1.95%, including the amortization of the original issue discount, plus monthly servicing fees of 0.1355%. The Securitization Loan was issued at a discount of $1.5 million, which will be accreted and recognized to interest expense through the fully extended maturity date of September 9, 2019. During the third quarter of 2016, we executed the first 12-month extension option.

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

All amounts outstanding under the Securitization Loan are secured by first priority mortgages on the Securitization Properties, a pool of 2,973 properties, excluding properties recorded as held for sale, in addition to the equity interests in, and certain assets of, the Borrower. The amounts outstanding under the Securitization Loan and certain obligations contained therein are guaranteed by the Operating Partnership only in the case of certain bad acts (including bankruptcy) as outlined in the transaction documents.

The Securitization Loan does not contractually restrict our ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. The Securitization Loan documents require us to maintain certain covenants, including a minimum debt yield on the Securitization Properties, and contain customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness. We believe we were in compliance with all financial covenants under the Securitization Loan as of March 31, 2017.

Term and Revolving Credit Facility

As of December 31, 2016, certain of our subsidiaries had a revolving credit facility (the "revolving credit facility") with a syndicate of banks. On February 18, 2015, we amended and restated the revolving credit facility to increase the borrowing capacity to $400.0 million from $200.0 million and subsequently amended the revolving credit facility to address certain interest calculation mechanics. As amended, the revolving credit facility bears interest at a varying rate of three-month LIBOR plus 3.0%, subject to a LIBOR floor of 0.0%, payable monthly. We are also required to pay a monthly fee on the unused portion of the revolving credit facility at a rate of 0.5% per annum when the balance outstanding is less than $200.0 million or 0.3% per annum when the balance outstanding is equal to or greater than $200.0 million. As part of the amendment, the term on the revolving credit facility was extended to February 18, 2018 and the advance rate for borrowings was increased to 65% from 55%. The advance rate is based on the aggregate value of the eligible properties, which value is calculated as the lesser of (a) the third-party broker price opinion value or (b) the original purchase price plus certain renovation and other capitalized costs of the properties. We used the revolving credit facility to fund acquisitions, renovation of properties, and other corporate purposes.

The revolving period on the revolving credit facility ended February 18, 2017 and we are no longer able to draw additional amounts. On that date, the aggregate commitment amount was automatically and permanently reduced to an amount equal to the advances outstanding resulting in a term debt credit facility. On February 22, 2017, the Company amended the term credit facility to provide the Company with continued access to cash in excess of payments made for property level expenses, interest, and required reserves for a six month period ending August 18, 2017. The term credit facility bears interest at a varying rate of three-month LIBOR plus 3.0%, subject to a LIBOR floor of 0.00%. The Company is no longer required to pay an unused fee.

All amounts outstanding under the revolving credit facility and term credit facility (collectively, "Credit Facility"), are collateralized by the equity interests and assets of certain of our subsidiaries (the "Pledged Subsidiaries"), which exclude the owners of the Securitization Properties. The amounts outstanding under the Credit Facility and certain obligations contained therein are guaranteed by Silver Bay Realty Trust Corp. and the Operating Partnership only in the case of certain bad acts (including bankruptcy) and up to $20.0 million for completion of certain property renovations, as outlined in the credit documents. As of March 31, 2017, there were 5,821 properties pledged as collateral under the Credit Facility, excluding properties recorded as held for sale.

The Credit Facility does not contractually restrict our ability to pay dividends but certain covenants contained therein may limit the amount of cash available for distribution. For example, beginning on August 18, 2017, pursuant to the recent amendment, all cash generated by the properties in the Pledged Subsidiaries (after paying associated property-level expenses) is directed toward principal repayment rather than being distributed to us. The Credit Facility agreement requires us to meet certain quarterly financial tests pertaining to net worth, total liquidity, debt yield and debt service coverage ratios and contain customary events of default for a facility of this type, including payment defaults, covenant defaults, breaches of representations and warranties, bankruptcy and insolvency, judgments, change of control and cross-default with certain other indebtedness. We must maintain total liquidity of $25.0 million and a net worth of at least $125.0 million, in each case as determined in accordance with our credit facility. We believe we were in compliance with all financial covenants under the revolving credit facility as of March 31, 2017.

Derivative Financial Instruments

Our objective in using derivative instruments is to manage our exposure to interest rate movements impacting interest expense on our borrowings as well as to satisfy certain debt requirements. We use interest rate cap agreements and interest rate swap transactions to hedge the variable cash flows associated with our existing variable-rate loans and credit facilities (see Note 4 and Note 8 to the accompanying condensed consolidated financial statements for a detailed description of our hedging derivatives).

Operating Activities

Net cash provided by operating activities in the three months ended March 31, 2017 was $4.6 million compared to net cash provided by operating activities of $5.5 million for the three months ended March 31, 2016. Our operating cash flows during the three months ended March 31, 2017 were impacted by an increase of certain cash reserves associated with our debt, partially offset by a decrease in other assets and an increase in operating payables. Our operating cash during the three months ended March 31, 2016 were driven by an increase in certain cash reserves associated with our debt.

Investing Activities

Our net cash related to investing activities is generally used to fund acquisitions and capital expenditures and is offset by proceeds from the disposition of real estate. Net cash provided by investing activities in the three months ended March 31, 2017 of $12.8 million was driven by $14.9 million in proceeds from the disposition of real estate from the sale of 74 properties, partially offset by $2.2 million for capital improvements of which $1.0 million was attributable to our initial renovation of properties, which includes properties purchased in a portfolio purchase that have been renovated for the first time, and $1.2 million was attributable to capital improvements to properties that had been previously renovated.

The average renovation cost per property was approximately $27,600 or 24.9% of the purchase price for all properties placed in service since we commenced operations through March 31, 2017, including properties acquired with an in-place lease but excluding properties acquired from entities managed by Provident Real Estate Advisors LLC, and properties purchased through portfolio transactions in 2015 and 2016. These renovation costs included capitalized expenditures for renovations, real estate taxes, homeowners’ association dues, interest, property insurance, costs required to gain possession of the property and other capitalized expenditures until the property is ready for its intended use.

Net cash provided by investing activities in the three months ended March 31, 2016 was $3.3 million and was largely driven by $7.3 million in proceeds from the disposition of real estate. In addition, we used $4.1 million for capital improvements, of which $1.7 million was attributable to our initial renovation of properties, which includes properties purchased in a portfolio purchase that were renovated for the first time, and $2.4 million was attributable to capital improvements to properties that had been previously renovated.

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

Financing Activities

Our net cash related to financing activities is generally affected by any borrowings and capital activities net of any dividends and distributions paid to our common stockholders and holders of non-controlling interests. Net cash used in financing activities in the three months ended March 31, 2017 was $15.6 million and was attributable to payments on our outstanding debt of $9.2 million, dividends paid of $4.9 million, and $1.0 million in deferred financing costs paid related to the February 2017 term credit facility amendment.

Net cash used in financing activities in the three months ended March 31, 2016 was $8.4 million and was attributable to the repurchases and retirement of our common stock of $8.2 million, dividends paid of $5.0 million, and repayments on our revolving credit facility of $2.9 million, partially offset by a draw on the revolving credit facility of $7.7 million.

Payment Obligations

We have an obligation to pay dividends on our outstanding 10% cumulative redeemable preferred stock with a $1.0 million aggregate liquidation preference in preference to dividends paid on our common stock.We declared a preferred dividend in the three months ended March 31, 2017 (see Note 6 to the accompanying condensed consolidated financial statements for a summary of the preferred stock dividends).

We have elected to be treated as a REIT for U.S. federal income tax purposes. As a REIT, under U.S. federal income tax law we are required to distribute annually at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our REIT taxable income. Subject to the requirements of the Maryland General Corporation Law, we intend to pay quarterly dividends to our stockholders, if and to the extent authorized by our board of directors. On February 27, 2017, our board of directors declared $4.9 million in common stock dividends and common unit distributions, which were paid on April 14, 2017.

The 2,231,511 common units issued by the Operating Partnership in connection with the internalization of our former advisory manager may be redeemed for cash or, at our election, a number of our common shares on a one-for-one basis. To the extent that we redeem the common units for cash, our liquidity will decrease. As of March 31, 2017, none of the common units had been redeemed.

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

Net Operating Income and Same-Home Net Operating Income

We define net operating income ("NOI") as total revenue less property operating and maintenance, real estate taxes, homeowners’ association fees, and property management expenses. NOI excludes depreciation and amortization, general and administrative expenses, share-based compensation, severance and other, transaction expenses, interest expense, impairment of real estate, net gain on disposition of real estate, adjustments for derivative instruments, net, income tax expense, net and other non-comparable items as applicable. We consider NOI to be a meaningful financial measure when considered with the financial statements determined in accordance with GAAP. We believe NOI is helpful to investors in understanding the core performance of our real estate operations without regard to items excluded from the calculation of such measure, which can vary substantially from company to company depending upon accounting methods, book value of assets, capital structure and the method by which assets were acquired, among other factors.

We believe Same-Home NOI is a useful measure of performance because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio.

The following is a reconciliation of our NOI and Same-Home NOI to net loss as determined in accordance with GAAP for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Net loss	$(1,852)	$(3,589)
Depreciation and amortization	9,279	9,366
General and administrative	3,649	3,853
Share-based compensation	838	572
Severance and other	—	1,667
Transaction expenses	2,210	—
Interest expense	6,991	6,212
Impairment of real estate	72	59
Net gain on disposition of real estate	(2,885)	(1,285)
Adjustments for derivative instruments, net	165	—
Other expense	459	271
Income tax expense, net	279	467
NOI	19,205	17,593
Less non-Same-Home
Total revenue	(6,835)	(6,661)
Property operating expenses	2,564	2,665
Same-Home NOI	$14,934	$13,597

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

Funds From Operations and Core Funds From Operations

Funds From Operations ("FFO") is a non-GAAP financial measure that we believe, when considered with the financial statements determined in accordance with GAAP, is helpful to investors in understanding our performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss), computed in accordance with GAAP, excluding gains or losses from sales of, and impairment losses recognized with respect to, depreciable property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated on the same basis to determine FFO. In addition, we have adjusted net loss for the income tax expense on disposition of real estate.

Core Funds From Operations ("Core FFO") is a non-GAAP financial measure that we use as a supplemental measure of our performance. We believe that Core FFO is further helpful to investors as it provides a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We adjust FFO for share-based compensation, severance and other, transaction expenses and adjustments for derivative instruments, net, and certain other non-cash or non-comparable costs to arrive at Core FFO.

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

The following table sets forth a reconciliation of our net loss as determined in accordance with GAAP and our calculations of FFO and Core FFO for the three months ended March 31, 2017 and 2016. Also presented is information regarding the weighted-average number of shares of our common stock and common units of the Operating Partnership outstanding and the effect of dilutive securities attributable to certain performance-based stock awards used for the computation of FFO and Core FFO per share (amounts in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2017	2016
Net loss	$(1,852)	$(3,589)
Depreciation and amortization	9,279	9,366
Net gain on disposition of real estate	(2,885)	(1,285)
Impairment on real estate	72	59
Income tax expense on disposition of real estate	185	350
FFO	4,799	4,901

Adjustments:
Share-based compensation	838	572
Severance and other	—	1,667
Transaction expenses	2,210	—
Adjustments for derivative instruments, net	165	—
Amortization of discount on securitization loan	75	75
Core FFO	$8,087	$7,215

FFO	$4,799	$4,901
Preferred stock distributions	(25)	(25)
FFO available to common shares and units	$4,774	$4,876

Core FFO	$8,087	$7,215
Preferred stock distributions	(25)	(25)
Core FFO available to common shares and units	$8,062	$7,190

Weighted average common shares and units outstanding (1)(2)	38,101,450	38,254,464
FFO per share	$0.13	$0.13
Core FFO per share	$0.21	$0.19

(1)	Represents the weighted average of common shares and common units in the Operating Partnership outstanding for the periods presented.

(2)	Includes the effect of dilutive securities attributable to certain stock based awards meeting market conditions during the three months ended March 31, 2017.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Our future revenue, cash flows and fair values relevant to certain financial instruments are dependent upon prevailing market interest rates. Our Securitization Loan and Credit Facility have variable rates of interest. We are therefore most vulnerable to changes in short-term LIBOR interest rates, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control. To mitigate this risk, we use derivative financial instruments such as interest rate swaps and interest rate caps in an effort to reduce the variability of earnings caused by changes in the interest rates we pay on our debt. We do not use derivatives for trading and speculative purposes.

There have been no material changes in our interest rate market risk during the three months ended March 31, 2017. For additional information on our interest rate market risk, refer to Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2017. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are party to claims and routine litigation arising in the ordinary course of our business. We do not believe that the results of any such claims or litigation individually, or in the aggregate, will have a material adverse effect on our business, financial position or results of operations. The complaints seek declaratory and injunctive relief, including enjoining or rescinding the transaction and rescissory damages to the extent already implemented, an order directing the dissemination of a proxy statement that is not false or misleading, and an award of attorneys’ and experts’ fees.

In connection with the Merger, two purported class action complaints have been filed on behalf of stockholders of the Company. On April 5, 2017, a putative class action lawsuit captioned Scarantino v. Silver Bay Realty Trust Corp. et al., 0:17-cv-01066-PAM-TNL (the "Scarantino Action"), was filed in the United States District Court for the District of Minnesota against Silver Bay Realty Trust Corp., the Operating Partnership, and the General Partner (the “Company Parties”), members of the Company’s board of directors and the Parent Parties. On April 7, 2017, a putative class action lawsuit captioned Dell’Osso v. Silver Bay Realty Trust Corp. et al., 1:17-cv-00969-JKB (the "Dell'Osso Action") was filed in the United States District Court for the District of Maryland against the Company Parties and members of the Company’s board of directors. The lawsuits allege, among other matters, that the Company’s definitive proxy statement relating to the Merger contained certain material omissions.

On April 12, 2017, the plaintiff in the Dell’Osso Action filed a motion for preliminary injunction that sought to enjoin the shareholder vote on the Merger scheduled for May 5, 2017 unless certain additional disclosures relating to the Merger. On April 21, 2017, the plaintiffs in both Actions agreed to withdraw any pending motions for preliminary injunction, and to dismiss their individual claims as moot, in return for the Company’s agreement to make certain the supplemental disclosures. On April 24, 2017, the Company filed a Current Report on Form 8-K with the SEC making certain supplemental disclosures to the definitive proxy statement related to the Merger. That same day, the plaintiff in the Dell’Osso Action filed a notice of withdrawal of his motion for preliminary injunction. The plaintiffs in both Actions may seek an award of attorneys’ fees in connection with the lawsuits, and the parties have reserved all rights and arguments in connection with any such claim.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2017-January 31, 2017	—	$—	—	790,474
February 1, 2017-February 28, 2017	28,310	17.86	—	790,474
March 1, 2017-March 31, 2017	222	21.47	—	790,474
Total	28,532	$17.89	—	790,474

(1)	Consists of shares withheld to settle tax withholding obligations related to the vesting of restricted stock awards.

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

SILVER BAY REALTY TRUST CORP.

Date: May 8, 2017	By:	/s/ Thomas W. Brock
Thomas W. Brock President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2017	By:	/s/ Julie M. Ellis
Julie M. Ellis Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of February 27, 2017, by and among Tricon Capital Group Inc., TAH Acquisition Holdings LLC, TAH Acquisition LP, Silver Bay Realty Trust Corp., Silver Bay Management LLC and Silver Bay Operating Partnership L.P.	8-K	001-35760	2.1	February 27, 2017
3.1	Articles of Amendment and Restatement of Silver Bay Realty Trust Corp.	10-K	001-35760	3.1	March 1, 2013
3.2	Amended and Restated Bylaws of Silver Bay Realty Trust Corp.	10-K	001-35760	3.2	February 25, 2016
3.3	Articles Supplementary for Cumulative Redeemable Preferred Stock of Silver Bay Realty Trust Corp.	10-K	001-35760	3.3	March 1, 2013
4.1	Specimen Common Stock Certificate of Silver Bay Realty Trust Corp.	S-11/A	333-183838	3.5	November 23, 2012
4.2	Registration Rights Agreement by and among Silver Bay Realty Trust Corp. and certain holders of common units in Silver Bay Operating Partnership L.P., dated September 30, 2014.	10-K	001-35760	4.5	February 26, 2015
10.1	Second Amendment dated as of February 22, 2017 to the Amended and Restated Revolving Credit Agreement dated as of February 18, 2015	10-K	001-35760	10.1	February 27, 2017
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document